Form 10-Q
period 2006-03-31
Boardwalk Pipeline Partners, LP
filed 2006-05-02
CIK 1336047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
(Address of principal executive office)
(270) 926-8686
(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2006, the registrant had 68,256,122 common units outstanding and 33,093,878 subordinated units outstanding.

TABLE OF CONTENTS
FORM 10-Q
MARCH 31, 2006
BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...3

Item 4.  Controls and Procedures...21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...22

Item 1A. Risk Factors...22

Item 6. Exhibits...23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Thousands of Dollars)
(Unaudited)

ASSETS	March 31, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$59,072	$65,792
Receivables, net:
Trade	52,784	59,115
Other	12,245	5,564
Gas Receivables:
Transportation and exchange	13,829	29,557
Storage	19,082	12,576
Inventories	15,992	15,881
Costs recoverable from customers	9,265	3,560
Gas stored underground	7,243	6,500
Prepaid expenses and other current assets	11,943	7,720
Total current assets	201,455	206,265

Property, Plant and Equipment:
Natural gas transmission plant	1,788,271	1,772,483
Other natural gas plant	214,617	213,136
	2,002,888	1,985,619

Less—accumulated depreciation and amortization	135,903	118,213
Property, plant and equipment, net	1,866,985	1,867,406

Other Assets:
Goodwill	163,474	163,474
Gas stored underground	136,029	169,177
Costs recoverable from customers	34,244	43,960
Other	15,210	15,209
Total other assets	348,957	391,820

Total Assets	$2,417,397	$2,465,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except number of units)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	March 31, 2006	December 31, 2005
Current Liabilities:
Payables:
Trade	$12,911	$20,433
Affiliates	1,697	835
Other	8,749	3,681
Gas Payables:
Transportation and exchange	11,100	14,710
Storage	26,162	27,559
Accrued taxes other	12,465	16,004
Accrued interest	13,616	17,996
Accrued payroll and employee benefits	22,631	29,028
Current note payable	-	42,100
Other current liabilities	30,744	29,941
Total current liabilities	140,075	202,287

Long-Term Debt	1,101,492	1,101,290

Other Liabilities and Deferred Credits:
Postretirement benefits	31,325	32,413
Asset retirement obligations	14,313	14,074
Provision for other asset retirements	34,932	33,212
Other	51,135	93,541
Total other liabilities and deferred credits	131,705	173,240

Commitments and Contingencies (Note 5)	-	-

Partners’ Capital:
Common units - 68,256,122 issued and outstanding	739,413	705,609
Subordinated units - 33,093,878 issued and outstanding	282,974	266,578
General partner	17,686	16,661
Accumulated other comprehensive income (loss)	4,052	(174)
Total partners’ capital	1,044,125	988,674
Total Liabilities and Partners’ Capital	$2,417,397	$2,465,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except number of units and net income per unit)
(Unaudited)

For the Three Months Ended March 31,
2006	2005

Operating Revenues:
Gas transportation	$ 164,529	$ 143,263
Gas storage	9,618	4,992
Other	299	2,127
Total operating revenues	174,446	150,382

Operating Costs and Expenses:
Operation and maintenance	38,327	31,285
Administrative and general	27,388	18,141
Depreciation and amortization	18,683	17,195
Taxes other than income taxes*	5,229	7,140
Net loss on disposal of operating assets	186	-
Total operating costs and expenses	89,813	73,761

Operating Income	84,633	76,621

Other Deductions:
Interest expense	15,632	14,665
Interest (income) from affiliates	-	(404)
Miscellaneous other (income), net	(729)	(482)
Total other deductions	14,903	13,779

Income before income taxes	69,730	62,842

Charge-in-lieu of income taxes*	-	24,985
Net Income*	$ 69,730	$ 37,857

*Results of operations reflect a change in the tax status associated with Boardwalk Pipeline Partners coincident with its initial public offering on November 15, 2005. Boardwalk Pipeline Partners recorded a charge-in-lieu of income taxes and certain state franchise taxes for the three month period ended March 31, 2005, and each period thereafter through the date of the offering.

Calculation of limited partners’ interest in 2006 net income:
Net income to partners	$ 69,730
Less general partner’s interest in net income	1,395
Limited partners’ interest in net income	$ 68,335
Basic and diluted net income per limited partner unit:
Common units and subordinated units (See Note 6)	$ 0.58

Cash distribution	$ 0.1788
Weighted-average number of limited partner units outstanding:
Common units	68,256,122
Subordinated units	33,093,878

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)
(Unaudited)

For the Three Months Ended March 31,
2006	2005

OPERATING ACTIVITIES:
Net income	$ 69,730	$ 37,857
Adjustments to reconcile to cash provided from (used in) operations:
Depreciation and amortization	18,683	17,195
Amortization of acquired executory contracts	(1,852)	(4,120)
Net loss on disposal of operating assets	186	-
Provision for deferred income taxes	-	22,698
Changes in operating assets and liabilities:
Receivables	8,872	2,737
Inventories	1,578	130
Affiliates	862	(1,355)
Other current assets	(10,671)	(3,404)
Accrued income taxes	-	2,280
Payables and accrued liabilities	(16,748)	(22,958)
Other, including changes in noncurrent assets and liabilities	2,629	7,393
Net cash provided by operating activities	73,269	58,453
INVESTING ACTIVITIES:
Capital expenditures	(20,358)	(7,494)
Insurance proceeds	960	-
Advances to affiliates, net	-	(4,623)
Net cash used in investing activities	(19,398)	(12,117)
FINANCING ACTIVITIES:
Payment of short-term debt	(42,100)	-
Proceeds from long-term debt	-	569,369
Payment of long-term debt	-	(575,000)
Distributions paid	(18,491)	(25,000)
Capital contribution from parent	-	6,684
Net cash used in financing activities	(60,591)	(23,947)
Increase (decrease) in cash and cash equivalents	(6,720)	22,389
Cash and cash equivalents at beginning of period	65,792	16,518
Cash and cash equivalents at end of period	$ 59,072	$ 38,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY AND PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

(Thousands of Dollars)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Common Units	Subordinated Units	General Partner	Total Member’s Equity and Partners’ Capital

Balance January 1, 2005	$ 1,071,651	$ 21,276	-	-	-	-	-	$ 1,092,927
Add (deduct):
Net income	-	37,857	-	$ 37,857	-	-	-	37,857
Capital contribution	6,684	-	-	-	-	-	-	6,684
Distributions paid	-	(25,000)	-	-	-	-	-	(25,000)
Other comprehensive loss, net of tax	-	-	$ (1,222)	(1,222)	-	-	-	(1,222)
Comprehensive income				$ 36,635
Balance, March 31, 2005	$ 1,078,335	$ 34,133	$ (1,222)		-	-	-	$ 1,111,246

Balance January 1, 2006	-	-	$ (174)	-	$ 705,609	$ 266,578	$ 16,661	$ 988,674
Add (deduct):
Net income	-	-	-	$ 69,730	46,022	22,313	1,395	69,730
Distributions paid	-	-	-	-	(12,204)	(5,917)	(370)	(18,491)
Other comprehensive income	-	-	4,226	4,226	-	-	-	4,226
Transaction costs related to sale of common units	-	-	-	-	(14)	-	-	(14)
Comprehensive income				$ 73,956
Balance March 31, 2006	-	-	$ 4,052		$ 739,413	$ 282,974	$ 17,686	$ 1,044,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by Boardwalk Pipelines, LP (Boardwalk Pipelines) and its subsidiaries, Texas Gas Transmission, LLC (Texas Gas) and Gulf South Pipeline Company, LP (Gulf South). The Partnership is an 85.5% owned subsidiary of Boardwalk Pipelines Holding Corp. (BPHC) which is wholly owned by Loews Corporation (Loews). The Partnership is engaged through its subsidiaries in the interstate transportation and storage of natural gas and operates in one reportable segment - the operation of interstate natural gas pipeline systems.

The accompanying condensed consolidated financial statements of the Partnership were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005. Reference is made to the Notes to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K, which should be read in conjunction with these Unaudited Condensed Consolidated Financial Statements.

Net income for interim periods may not necessarily be indicative of results for the calendar year. All significant intercompany items have been eliminated in consolidation. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

In connection with the November 15, 2005 initial public offering of the Partnership (IPO), BPHC contributed all of the equity interests of Boardwalk Pipelines to the Partnership for limited partner and general partner units. This contribution was accounted for as a transfer of assets between entities under common control in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Therefore, the consolidated results of Boardwalk Pipelines for the periods prior to the IPO have been presented in this report as the consolidated results of the Partnership.

See Note 4 of these Notes to the Condensed Consolidated Financial Statements for additional information related to the change in income and franchise taxes.

Note 2: Gas in Underground Storage and Gas Receivables/Payables

Gas receivables and payables reflect amounts of customer-owned gas at the Texas Gas facilities. Consistent with regulatory treatment prescribed by the Federal Energy Regulatory Commission (FERC) as a result of risk of loss provisions included in its tariff, Texas Gas reflects an equal and offsetting receivable and payable for customer-owned gas in its facilities for storage and related services. The gas payables amount is valued at the historical cost of gas consistent with other Texas Gas balances, and was $29.6 million and $33.6 million at March 31, 2006 and December 31, 2005, respectively. The Partnership does not reflect volumes held by Gulf South on behalf of others on its Condensed Consolidated Balance Sheets. As of March 31, 2006 and December 31, 2005, Gulf South held 32.8 trillion British thermal units (TBtu) and 32.9 TBtu of gas owned by shippers, respectively and had loaned 0.2 TBtu of gas to shippers as of March 31, 2006 and December 31, 2005. The average market price during March 2006 and December 2005 was $6.68 and $12.34 per MMBtu, respectively.

Note 3: Derivative Financial Instruments

In accordance with the Partnership’s risk management policy, Gulf South utilizes natural gas futures, swaps and options contracts (collectively, derivatives) generally to hedge exposures to market price fluctuations. This includes hedges of anticipated purchases and sales of net fuel gas and anticipated cash for fuel reimbursement related to transportation revenues. These derivatives are reported at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair values of derivatives and the effects thereof, existing as of March 31, 2006 and December 31, 2005, are included in the following captions in the Condensed Consolidated Financial Statements (expressed in millions):

	March 31, 2006	December 31, 2005
Prepaid expenses and other current assets	$ 5.9	$ 0.6
Other current liabilities	0.1	0.8
Accumulated other comprehensive gain (loss)	4.1	(0.2)

The changes in fair values of the hedge contracts are expected to, and do, have a high correlation to changes in the anticipated purchase and sales prices of gas and therefore qualify for cash flow hedge accounting under SFAS No. 133. In addition, if the hedge contracts cease to have high correlation or if the anticipated purchase or sale is deemed no longer probable to occur, hedge accounting would be terminated and the associated changes in the fair values of the derivative financial instruments would be recognized currently on the Condensed Consolidated Statements of Income.  No cash flow hedges were discontinued during the first quarters 2006 or 2005.

The related gains and losses derived from changes in the fair values of hedge contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in the Condensed Consolidated Statements of Income when the hedged anticipated purchases or sales affect earnings. However, to the extent that the change in the fair value of the hedge contracts does not effectively offset the change in the fair value of the anticipated purchases or sales, the ineffective portion of the hedge contracts is currently recognized. No ineffectiveness was recorded during the first quarter 2006 or 2005. The Partnership expects to reclassify the entire amount of Accumulated Other Comprehensive Income (Loss) to earnings by December 31, 2006. The amounts recorded in Accumulated Other Comprehensive Income (Loss) reflected in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Members’ Equity and Partners’ Capital and Comprehensive Income were solely related to unrealized gains and losses on cash flow hedges.

The activity affecting Accumulated Other Comprehensive Income (Loss), with respect to cash flow hedges included the following:
	March 31,
For the three months ended (expressed in thousands):	2006	2005 (net of tax)
Net unrealized (losses) on derivatives qualifying as cash flow hedges at the beginning of the period	$ (174)	-
Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	7,018	$ (1,222)
Reclassification adjustment transferred to net income	(2,792)	-
Net unrealized gains (losses) on derivatives qualifying as cash flow hedges at the end of the period	$ 4,052	$ (1,222)

Note 4: Income and Franchise Taxes

The Partnership is not a taxable entity for federal income tax purposes and does not directly pay federal income tax. The Partnership’s taxable income or loss, which may vary substantially from the net income or loss reported in the Condensed Consolidated Statements of Income, is includable in the taxable income of its partners. The partners are required to pay federal income taxes and, in some cases, state and local income taxes on their share of taxable income.

Prior to converting to a limited partnership on November 15, 2005, Boardwalk Pipelines’ taxable income was included in the consolidated federal income tax return of Loews, and Boardwalk Pipelines recorded a charge-in-lieu of income taxes pursuant to a tax sharing agreement with Loews. The tax sharing agreement required Boardwalk Pipelines to remit to Loews on a quarterly basis any federal income taxes as if it were filing a separate return. Boardwalk Pipelines and its subsidiaries were also included in the state franchise tax filings of BPHC. The franchise taxes were charged to, and recorded by, Boardwalk Pipelines and its subsidiaries pursuant to the companies’ tax sharing policy.

In conjunction with the IPO, Boardwalk Pipelines converted from a limited liability company to a limited partnership. In addition, the Partnership and its subsidiaries no longer record a charge-in-lieu of income taxes or certain state franchise taxes incurred by BPHC and no longer participate in a tax sharing agreement with Loews or tax sharing policy with BPHC.

Note 5: Commitments and Contingencies

A. Impact of Hurricanes Katrina and Rita

In August and September 2005, Hurricanes Katrina and Rita and related storm activity caused extensive and catastrophic physical damage in and to the offshore, coastal and inland areas in the Gulf Coast region of the United States. A substantial portion of the Gulf South assets and a smaller portion of the Texas Gas assets are located in the area directly impacted by the hurricanes.

The total cost to repair storm damages, before insurance recoveries, is not expected to exceed $20 million; however, repairs and system evaluations are ongoing. During the first quarter 2006, the Partnership accrued $2.7 million of insurance proceeds related to Hurricane Katrina, which is the minimum amount that is probable of recovery, and additional expenses of $2.1 million on its Condensed Consolidated Statements of Income.

Although the Partnership does not currently anticipate the overall impact of Hurricanes Katrina and Rita will have a material adverse effect upon its future financial condition, results of operations or cash flows, in light of the magnitude of the damage caused by the hurricanes and the enormity of the relief and reconstruction effort, substantial uncertainty remains as to the ultimate impact these hurricanes will have on the Partnership. The reconstruction of the Gulf Coast region is in the planning stages and the ultimate implementation and success of these plans are outside the Partnership’s control.

B. Legal Proceedings

Hurricane Katrina - Related Class Actions

Gulf South, along with at least eight other interstate pipelines and major natural gas producers, has been named in two Hurricane Katrina-related class action lawsuits filed in the United States District Court for the Eastern District of Louisiana. The lawsuits allege that the dredging of canals caused damages to the marshes and that undamaged marshes would have prevented all, or almost all, of the loss of life and destruction of property caused by Hurricane Katrina. These cases are in a very early stage and, as such, the Partnership cannot reasonably estimate the amount of potential loss, if any.

Napoleonville Salt Dome Matter

In December 2003, natural gas leaks were observed near two natural gas storage caverns that were being leased and operated by Gulf South for natural gas storage in Napoleonville, Louisiana. Gulf South commenced remediation efforts immediately and ceased using those storage caverns. Two class action lawsuits were filed relating to this incident and were converted to individual actions, a declaratory judgment action has been filed and stayed against Gulf South by the lessor of the property, and several individual actions have been filed against Gulf South and other defendants by local residents and businesses. In addition, the lessor of the property has filed an affirmative claim against Gulf South in an action filed against the lessor by one of Gulf South’s insurers. Gulf South intends to vigorously defend each of these actions; however, it is not possible to predict the outcome of this litigation. Litigation is subject to many uncertainties, and it is possible these actions could be decided unfavorably. Gulf South has settled several of the cases filed against it and may enter into discussions in an attempt to settle other cases if Gulf South believes it is appropriate to do so.

From the date of acquisition of Gulf South on December 29, 2004 through March 31, 2006, Gulf South has incurred $5.2 million for remediation costs, root cause investigation, and legal fees and had a liability balance at March 31, 2006 and December 31, 2005, of $1.0 million and $1.1 million, respectively, in Other Liabilities on the Condensed Consolidated Balance Sheets pertaining to this incident. Gulf South has made demand for reimbursement from its insurance carriers and will continue to pursue recoveries of the remaining expenses, including legal expenses, but to date its insurance carriers have not taken any definitive coverage positions on the issues raised in the various lawsuits. For the quarter ended March 31, 2006, Gulf South received $0.6 million insurance reimbursement for legal expenses and root cause investigation. The range of loss related to this incident could not be estimated at March 31, 2006.

Other Legal Matters

The Partnership’s subsidiaries are parties to various other legal actions arising in the normal course of business. Management believes the disposition of all known outstanding legal actions will not have a material adverse impact on its financial condition, results of operations or cash flows.

 C. Regulatory and Rate Matters

Expansion Projects

Southeast Expansion. In April 2006, Gulf South announced an open season for firm transportation on its Southeast Expansion pipeline project. The expansion will initially have 700 million cubic feet per day capacity, and will transport gas from the Jackson, Mississippi area to Florida markets through interconnects with interstate pipelines serving markets in the Southeast and Northeast. As part of this project, Gulf South has negotiated an agreement with Destin Pipeline Company, L.L.C. to lease capacity on Destin’s system as an integral part of its project. The project would include an 89 mile, 36 inch pipeline originating near Jackson, Mississippi and interconnecting with Destin Pipeline in Clarke County, Mississippi. From there, gas would be transported using Gulf South’s leased capacity on Destin to Florida markets through interconnects with Florida Gas Transmission and Gulfstream Pipelines. In addition, this project would provide additional supplies to customers in the Northeast and other Southeast markets, through interconnects with Tennessee Gas Pipeline, Transcontinental Pipeline and Southern Natural. During the open season, Gulf South is also soliciting customer interest in constructing a 36 mile lateral from the Gulf South and Destin interconnect eastward to Transco’s system in Choctaw County, Alabama.

East Texas and Mississippi Pipeline Expansions. In February and March 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.5 Bcf per day pipeline expansion projects in East Texas and Mississippi. The Partnership expects the total cost for the 1.5 Bcf expansions to be approximately $800 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. In February 2006, FERC granted Gulf South’s request to initiate the pre-filing process for the East Texas expansion and in April 2006, FERC granted Gulf South’s request to initiate the pre-filing process for the Mississippi expansion.

Western Kentucky Storage Expansion. Texas Gas has accepted commitments from customers for incremental no-notice service (NNS) and firm storage service (FSS) that will allow it to expand the working gas capacity in its western Kentucky storage complex by approximately 9 Bcf, subject to FERC approval. On April 15, 2006, Texas Gas filed an application with FERC requesting authority to proceed with this expansion project. The proposed in-service date for the storage expansion is November 2007.

      Lake Charles, Louisiana Expansion. On March 17, 2006, Gulf South received approval from FERC to purchase an undivided 38.46 percent interest in 1.7 miles of pipeline from Trunkline Gas Company, LLC (Trunkline Gas) for $1.9 million. The pipeline connects Trunkline LNG Company, LLC’s liquefied natural gas import terminal in Lake Charles, Louisiana to Gulf South’s pipeline. Gulf South’s ownership interest will be equivalent to 500,000 dekatherms per day. Trunkline Gas will continue to operate the pipeline pursuant to an operating agreement. This transaction was completed March 31, 2006, and the assets were placed in service in April 2006. No expenses were recognized on the Condensed Consolidated Income Statements for this transaction for the first quarter 2006.

Magnolia Storage Expansion. Gulf South has leased a gas storage facility near Napoleonville, Louisiana, and is currently developing high-deliverability storage caverns. During recent mining operations, certain issues have arisen causing the mining of the caverns to be temporarily suspended. As a result, Gulf South expects the in-service date to be delayed by approximately six months to one year with the most likely in-service date being in 2009.

General Rate Case

On April 29, 2005, Texas Gas filed a general rate case. Texas Gas began collecting new rates, subject to refund, on November 1, 2005. Texas Gas and the other participants (FERC staff and customers) reached a proposed settlement. On March 28, 2006, the presiding administrative law judge certified the settlement offer to FERC as an uncontested settlement offer. The unopposed settlement offer was approved by FERC on April 21, 2006, with refunds due by July 20, 2006. The order will become final if no requests for rehearing are filed within thirty days. The annual settled cost of service was $257.8 million.

As of March 31, 2006, an estimated refund liability of approximately $6.5 million related to Texas Gas’ general rate case was recorded on the Condensed Consolidated Balance Sheets. In the first quarter 2006, Texas Gas recognized an increase to the liability and a corresponding reduction in revenues of $1.5 million related to estimated refunds due to customers. Due to the settlement, Texas Gas will begin to amortize the balance of its related regulatory asset for postretirement benefits other than pensions.  The regulatory asset balance of approximately $30 million at March 31, 2006, will be amortized on a straight-line basis over approximately five years.

Pipeline Integrity

 The Office of Pipeline Safety (OPS) has issued a final rule that requires natural gas pipeline operators to develop integrity management programs. On June 30, 2005, FERC issued an order addressing the accounting treatment for the costs pipeline operators will incur in implementing all aspects of pipeline integrity management programs. FERC’s accounting guidance is effective prospectively, beginning with integrity management costs incurred on or after January 1, 2006. Amounts capitalized in periods prior to January 1, 2006, will be permitted to remain as recorded. The Partnership applied the accounting guidance order on January 1, 2006. However, there were no changes to the Partnership’s accounting policy for the pipeline integrity management programs as a result of the application of this guidance.

D. Environmental and Safety Matters

Texas Gas and Gulf South are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various sites. When possible, the Partnership enters into voluntary remediation programs with the regulatory agencies. The Partnership accrues for environmental remediation expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2006, the Partnership had an accrued liability of approximately $20 million related to environmental remediation.

The Partnership’s pipeline operations are subject to the Clean Air Act (CAA) and include two facilities in areas affected by non-attainment requirements for the current ozone standard (eight-hour standard). As of March 31, 2006, the Partnership had incurred costs of approximately $14 million for emission control modifications of compression equipment located at facilities required to comply with current CAA provisions and state implementation plans for nitrogen oxide reductions. The costs are being recorded as additions to property, plant and equipment (PPE) as the modifications are added. However, if the EPA designates additional new non-attainment areas where the pipelines operate, the cost of additions to PPE is expected to increase. The Partnership is unable at this time to estimate with any certainty the cost of any additions that may be required.

In addition, the EPA promulgated new rules regarding hazardous air pollutants in 2004, which will impose additional controls at four facilities at an estimated cost of $1.6 million. The effective compliance date for the hazardous air pollutants regulations is 2007. The Partnership anticipates installation of associated controls to meet these new regulations in 2006 and 2007.

The Partnership considers environmental assessment, remediation costs and costs associated with compliance with environmental standards to be recoverable through its rates, as they are prudent costs incurred in the ordinary course of business. No regulatory asset has been recorded to defer these costs. The actual costs incurred will depend on the amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

E. Commitments for Construction

Boardwalk Pipeline Partners’ significant commitments for construction as of March 31, 2006, by period are as follows (expressed in millions):

Less than 1 year	$ 101.5
1-2 years	133.0
3-5 years	-
> 5 years	-
Total	$ 234.5

The commitments for construction are primarily related to the East Texas and Mississippi pipeline expansions.

Note 6: Net Income per Limited Partner Unit

The Partnership calculates net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128.  In Issue 3 of EITF No. 03-6, the EITF reached a consensus that undistributed earnings for a period should be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.  The Partnership’s general partner holds contractual participation rights which are incentive distribution rights in accordance with the partnership agreement as follows:

Net Income per Unit	Limited Partner Units (and Subordinated Units)	General Partner Units
Up to $0.4025	98%	2%
From $0.4026 to $0.4375	85%	15%
From $0.4376 to $0.5250	75%	25%
Greater than $0.5250	50%	50%

Due to the seasonal nature of the Partnership’s business, with the higher percentage of earnings occurring in the first and fourth quarters of a calendar year, earnings for the first quarter 2006 were such that the amount disclosed for net income per limited partner unit on the Condensed Consolidated Statements of Income was reduced to $0.58 per unit after taking into account an assumed allocation to the general partner’s incentive distribution allocation rights. Although the calculation of net income per limited partner unit contained an assumed allocation of additional earnings to the incentive distribution rights, the Partnership has not paid, nor has the general partner authorized the payment of, any amounts to the general partner on account of its incentive distribution allocation rights. Assuming a historically seasonal earnings pattern, as the year progresses the impact on the disclosed net income per limited partner unit from the assumed allocation to the general partner’s incentive distribution rights would be reduced each subsequent year-to-date reporting period from the assumed effect indicated in the first quarter.

A reconciliation of the limited partners’ interest in net income and net income available to limited partners used in computing net income per limited partner unit is as follows (expressed in thousands, except per unit data):

For the Three Months Ended March 31, 2006

Limited partners’ interest in net income	$ 68,335
Less assumed additional earnings allocation to incentive distribution rights	9,960
Net income available to limited partners	$ 58,375
Weighted average limited partner units	101,350
Net income per limited partner unit	$ 0.58

Note 7: Financing

As of March 31, 2006 and December 31, 2005 the weighted-average interest rate of the Partnership’s long-term debt was 5.29%.

In connection with the IPO, Boardwalk Pipelines entered into a $200 million revolving credit facility and borrowed approximately $42.1 million thereunder to reimburse BPHC for capital expenditures it incurred in connection with the acquisition of Gulf South. These borrowings were repaid in full during February 2006 and no amounts were outstanding under this facility at March 31, 2006. The Partnership has guaranteed the obligations of Boardwalk Pipelines under that credit facility. Interest on the credit facility was accrued at the 3-month London Interbank Offered Rate plus applicable margin (4.68%).

In December 2004, Boardwalk Pipelines borrowed $575.0 million as an interim term loan in connection with the Gulf South Acquisition. In January 2005, Boardwalk Pipelines issued $300.0 million principal amount of 5.50% notes due 2017 and Gulf South issued $275.0 million principal amount of 5.05% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the interim loan.

Note 8: Credit Concentration

Average natural gas prices have increased dramatically in recent years. This rise in gas prices has materially increased credit risk related to gas loaned to customers. As of March 31, 2006, the amount of gas loaned was approximately 28 TBtu and, assuming an average market price during March 2006 of $6.68 per million British thermal unit (MMBtu), the market value of that gas was approximately $187.0 million. As of December 31, 2005, the amount of gas loaned was approximately 4 TBtu and, assuming an average market price during December 2005 of $12.34 per MMBtu, the market value of that gas was approximately $49.4 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed the Partnership, this could have a material adverse effect on the Partnership’s financial condition, results of operations and cash flows.

Note 9: Employee Benefits

Retirement Plan

Substantially all of Texas Gas' employees are covered under a non-contributory, defined benefit pension plan. Texas Gas uses a measurement date of December 31 for its pension plan. As of March 31, 2006, no cash contributions had been made for the current year. Texas Gas and Gulf South also provide postretirement life insurance and postretirement health care plans benefits to certain retired employees.

Due to the settlement of the rate case, Texas Gas began recognizing expense for the amount of cash required to be contributed to its pension fund, which is estimated to be $3.5 million during 2006. In the first quarter 2006, an adjustment was made to record five months of expense retroactive to November 1, 2005, the effective date of the new rates.

Net periodic benefit cost components are as follows (expressed in thousands):

	Pension Benefits For the Three Months Ended March 31,		Other Benefits For the Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$ 1,075	$ 975	$ 641	$ 519
Interest cost	1,600	1,500	1,944	1,806
Expected return on plan assets	(1,775)	(1,725)	(1,169)	(1,158)
Amortization of accumulated loss (gains)	100	-	440	90
Regulatory accrual/amortization	250	(750)	-	68
Estimated net periodic benefit cost	$ 1,250	$ -	$ 1,856	$ 1,325

Defined Contribution Plans

Subsidiaries of the Partnership maintain defined contribution plans covering substantially all its employees. Costs related to these plans were $1.2 million for the first quarter 2006 and $1.1 million for the first quarter 2005.

Note 10: Related Parties

Loews has a policy of charging its subsidiary companies for management services provided by Loews. The Partnership recorded $4.1 million and $1.7 million for the three month periods ended March 31, 2006 and 2005, respectively, for management services.

Note 11: Distributions

On May 1, 2006, the Partnership announced a quarterly distribution of $0.36 per unit, payable on May 19, 2006 to unitholders of record on May 12, 2006, including common and subordinated units and the 2% general partner interest held by its general partner.

On February 23, 2006, the Partnership made a cash distribution of $0.1788 per unit. This distribution represented a prorated portion of the $0.35 per unit “minimum quarterly distribution” (as defined in the Partnership’s partnership agreement) for the period from November 15, 2005 through December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), (ii) our consolidated financial statements, related notes, management's discussion and analysis of financial condition and results of operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005, and (iii) the Risk Factors described in Item 1A of Part II of this report.

We are a Delaware limited partnership formed in 2005 to own and operate the business conducted by us and our subsidiaries, Texas Gas Transmission, LLC (Texas Gas) and Gulf South Pipeline Company, LP (Gulf South). We are engaged through our subsidiaries in the interstate transportation and storage of natural gas and operate in one reportable segment - the operation of interstate natural gas pipeline systems. Our pipeline systems are comprised of an aggregate of 13,470 miles of pipe and integrated storage originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio and Illinois.

In connection with our November 15, 2005 initial public offering of our Partnership (IPO), Boardwalk Pipelines Holding Corp. (BPHC), contributed all of the equity interests of Boardwalk Pipelines, LP (Boardwalk Pipelines) to us in exchange for limited partner and general partner units. This contribution was accounted for as a transfer of assets between entities under common control in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Therefore, the consolidated results of Boardwalk Pipelines for the periods prior to the IPO have been presented in this report as the consolidated results of our Partnership.

Critical Accounting Policies and Estimates

Certain amounts included in or affecting our condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We calculate net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128.  In Issue 3 of EITF No. 03-6, the EITF reached a consensus that undistributed earnings for a period should be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.  The Partnership’s general partner holds contractual participation rights which are incentive distribution rights in accordance with the partnership agreement as follows:

Net Income per Unit	Limited Partner Units (and Subordinated Units)	General Partner Units
Up to $0.4025	98%	2%
From $0.4026 to $0.4375	85%	15%
From $0.4376 to $0.5250	75%	25%
Greater than $0.5250	50%	50%

Due to the seasonal nature of the Partnership’s business, with the higher percentage of earnings occurring in the first and fourth quarters of a calendar year, earnings for the first quarter 2006 were such that the amount disclosed for net income per limited partner unit on the Condensed Consolidated Statements of Income was reduced to $0.58 per unit after taking into account an assumed allocation to the general partner’s incentive distribution rights. Although the calculation of net income per limited partner unit contained an assumed allocation of additional earnings to the incentive distribution rights, the Partnership has not paid, nor has the general partner authorized the payment of, any amounts to the general partner on account of its incentive distribution allocation rights. Assuming a historically seasonal earnings pattern, as the year progresses the impact on the disclosed net income per limited partner unit from the assumed allocation to the general partner’s incentive distribution rights would be reduced each subsequent year-to-date reporting period from the assumed effect indicated in the first quarter.

Further information regarding our accounting policies and estimates that we considered to be critical can be found in our Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any significant changes in these policies and estimates during the first quarter 2006.

Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005

Operating revenues increased by $24.0 million, or 16%, to $174.4 million for the three months ended March 31, 2006, compared to $150.4 million for the three months ended March 31, 2005 primarily due to:

•
$11.8 million increase in transportation fees primarily due to higher reservation rates on firm transportation capacity from South and East Texas to Mississippi and higher short-term transportation services;

•	$11.5 million increase in storage and parking and lending services primarily due to the volatility in forward gas prices; and
•	$4.4 million increase in fuel retained revenue primarily due to an increase in gas prices during the 2006 period; partly offset by
•	$2.2 million decrease in revenues for a reduction in the amortization of adjustments to the fair value of service contracts in place at the date of the Gulf South acquisition.

Operating expenses increased by $16.1 million, or 22%, to $89.8 million for the three months ended March 31, 2006, compared to $73.8 million for the three months ended March 31, 2005 primarily due to:

•	$3.6 million increase in company-used gas due to increased gas prices;
•	$3.5 million increase due to the amortization of a deferred asset related to postretirement benefits other than pensions and pension funding requirements as a result of the settled rate case;
•	$3.2 million increase in labor, corporate overhead and outside services primarily due to growth in operations;
•	$2.5 million increase in medical expenses;
•	$1.9 million for pipeline maintenance and operational expenditures;
•
$1.5 million increase in depreciation and amortization primarily due to increase in property, plant and equipment values as a result of the finalization of the purchase price allocation for the Gulf South acquisition; and

•	$1.1 million increase for transportation of gas on third-party pipelines; partly offset by
•	$1.9 million decrease in expenses for state franchise taxes due to the change in tax status to a limited partnership concurrent with the initial public offering.

Total other deductions increased by $1.1 million, or 8%, to $14.9 million for the three months ended March 31, 2006, compared to $13.8 million for the comparable 2005 period. The increase is primarily due to interest expense related to borrowings under a credit facility that occurred after the initial public offering in 2005. These borrowings were repaid during the first quarter 2006.

Charge-in-lieu of income taxes decreased by $25.0 million, to zero for the first quarter 2006, due to the change in tax status and conversion to a limited partnership concurrent with the initial public offering.

Liquidity and Capital Resources

We are a limited partnership holding company and derive all of our operating cash flow from our subsidiaries, Texas Gas and Gulf South. Our subsidiaries use funds from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines. Boardwalk Pipelines uses cash provided from Texas Gas and Gulf South and, as needed, borrowings under its revolving credit facility, to service its indebtedness and, when available, make distributions or advances to us to fund our distributions to unitholders and our general partner. Boardwalk Pipelines maintains a $200 million revolving credit facility which is guaranteed by the Partnership. As of March 31, 2006, there were no amounts outstanding thereunder and the full amount of such facility was available to fund the operations, capital expenditures and distributions of the Partnership and its subsidiaries.

Changes in cash flow from operating activities:

Net cash provided by operating activities was $73.3 million for the three months ended March 31, 2006, compared to $58.5 million in the comparable period of 2005. The increase of $14.8 million in cash flow from operating activities consisted of:

•	$35.8 million increase in net income, excluding non-cash items such as depreciation was primarily driven by an increase in revenues;
• $22.7 million decrease in the provision for deferred income taxes due to the change in entity structure;
• $6.5 million decrease in cash outflows relative to net changes in working capital items; and
• $4.8 million decrease in cash inflows relative to net changes in non-current assets and liabilities.

Changes in cash flow from investing activities:

Net cash used in investing activities decreased $7.3 million, to $19.4 million for the three month period ended March 31, 2006, from $12.1 million in the comparable 2005 period, which was primarily attributable to:

•	$12.9 million increase in capital expenditures of which $7.2 million was used for expansion projects;
•	$1.0 million insurance reimbursement for a fire at one of our facilities; and
•	$4.6 million decrease in advances to affiliates, net.

Changes in cash flow from financing activities:

Net cash used in financing activities amounted to $60.6 million for the three months ended March 31, 2006, compared to $23.9 million during the same period in 2005. The increase of $36.7 million was primarily due to:

•	$36.5 million primarily due to payment of the balance of a revolving credit facility in February 2006; and
•	$6.7 million decrease due to a capital contribution by the parent in 2005; partly offset by
•	$6.5 million decrease in distributions paid.

Capital Expenditures

Capital expenditures, net of amounts received for retirements and salvage, for the first quarters 2006 and 2005 were $19.4 million and $7.5 million, respectively.

For the year ending December 31, 2006, we expect to make capital expenditures of approximately $300 million, of which we expect approximately $51 million to be for maintenance capital and $249 million to be for expansion capital, including approximately $203 million to fund our East Texas and Mississippi pipeline expansion projects, discussed below. The amount of expansion capital we expend in 2006 could vary significantly depending on the progress made with these projects, the number and types of other capital projects we decide to pursue, the timing of any of those projects and numerous other factors beyond our control.

We currently expect to fund our 2006 maintenance capital expenditures from operating cash flows and our 2006 expansion capital expenditures with borrowings under our revolving credit facility and other borrowings which we expect to be available. Thereafter, we expect to fund the balance of the cost of our pipeline expansion projects, with a combination of borrowings under our revolving credit facility and proceeds from sales of our debt and equity securities, though we have not made any determination with regard to such financing.

We are currently engaged in the following expansion projects:

•
East Texas and Mississippi Pipeline Expansions. In February and March 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.5 Bcf per day pipeline expansion projects in East Texas and Mississippi. The Partnership expects the total cost for the 1.5 Bcf expansions to be approximately $800 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. In February 2006, FERC granted Gulf South’s request to initiate the pre-filing process for the East Texas expansion and in April 2006, FERC granted Gulf South’s request to initiate the pre-filing process for the Mississippi expansion.

•
Western Kentucky Storage Expansion. Texas Gas has accepted commitments from customers for incremental no-notice service (NNS) and firm storage service (FSS) that will allow it to expand the working gas capacity in its western Kentucky storage complex by approximately 9 Bcf, subject to FERC approval. On April 15, 2006, Texas Gas filed an application with FERC requesting authority to proceed with this expansion project. The proposed in- service date for the storage expansion is November 2007. The Partnership expects the total cost for the expansion to be approximately $35 million.

•
Lake Charles, Louisiana Expansion. On March 17, 2006, Gulf South received approval from FERC to purchase an undivided 38.46 percent interest in 1.7 miles of pipeline from Trunkline Gas Company, LLC (Trunkline Gas) for $1.9 million. The pipeline connects Trunkline LNG Company, LLC’s liquefied natural gas import terminal in Lake Charles, Louisiana to Gulf South’s pipeline. Gulf South’s ownership interest will be equivalent to 500,000 dekatherms per day. Trunkline Gas will continue to operate the pipeline pursuant to an operating agreement. This transaction was completed March 31, 2006 and the assets were placed in service in April 2006. No expenses were recognized on the Condensed Consolidated Income Statements for this transaction for the first quarter 2006.

•
Magnolia Storage Expansion. Gulf South has leased a gas storage facility near Napoleonville, Louisiana and is currently developing high-deliverability storage caverns. During recent mining operations, certain issues have arisen causing the mining of the caverns to be temporarily suspended. As a result, we expect the in-service date to be delayed by approximately six months to one year, with the most likely in-service date being in 2009. The Partnership expects the total cost for the expansion to be approximately $3.5 million.

In April 2006, Gulf South announced an open season for firm transportation on its Southeast Expansion pipeline project. The expansion will initially have 700 million cubic feet per day capacity, and will transport gas from the Jackson, Mississippi area to Florida markets through interconnects with interstate pipelines serving markets in the Southeast and Northeast. As part of this project, Gulf South has negotiated an agreement with Destin Pipeline Company, L.L.C. to lease capacity on Destin’s system as an integral part of its project. The project would include an 89 mile, 36 inch pipeline originating near Jackson, Mississippi and interconnecting with Destin Pipeline in Clarke County, Mississippi. From there, gas would be transported using Gulf South’s leased capacity on Destin to Florida markets through interconnects with Florida Gas Transmission and Gulfstream Pipelines. In addition, this project would provide additional supplies to customers in the Northeast and other Southeast markets, through interconnects with Tennessee Gas Pipeline, Transcontinental Pipeline and Southern Natural. During the open season, Gulf South is also soliciting customer interest in constructing a 36 mile lateral from the Gulf South and Destin interconnect eastward to Transco’s system in Choctaw County, Alabama.

Distributions

On May 1, 2006, we announced a quarterly distribution in the amount of $0.36 per unit, payable on May 19, 2006 to unitholders of record on May 12, 2006, including common and subordinated units and the 2% general partner interest held by our general partner.  The distribution will be made from available cash pursuant to the partnership agreement and will be funded by cash from operations.

On February 23, 2006, we made a cash distribution of $0.1788 per unit. This distribution represented a prorated portion of the $0.35 per unit minimum quarterly distribution (as provided in the Partnership’s partnership agreement) for the period from November 15, 2005 through December 31, 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this report as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us or our subsidiaries, which may be provided by management, are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•
the gas transmission and storage operations of our subsidiaries are subject to rate-making policies and actions by FERC or customers that could have an adverse impact on the rates we charge and our ability to recover the full cost of operating our pipelines, including a reasonable return;

•
the impact of Hurricanes Katrina and Rita could have a material adverse effect on our business, financial condition and results of operations because some of our damages may not be covered by insurance;

•
we are subject to laws and regulations relating to the environment and pipeline operations which may expose us to significant costs, liabilities and loss of revenues. Any changes in such regulations or their application could negatively affect our results of operations;

•	our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured;

•  the cost of insuring our assets may increase dramatically;

•
because of the natural decline in gas production from existing wells, our success depends on the ability to obtain access to new sources of natural gas, which is dependent on factors beyond our control. Any decrease in supplies of natural gas in our supply areas could adversely affect our business and operating results;

•	successful development of LNG import terminals in the eastern or northeastern United States could reduce the demand for our services;

•	we may not be able to maintain or replace expiring gas transportation and storage contracts at favorable rates;

•	we depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers could result in a decline in our revenues;

•	significant changes in natural gas prices could affect supply and demand, reducing system throughput and adversely affecting our revenues;

•
we may not complete projects, including growth or expansion projects, that we commence, or we may complete projects on materially different terms or timing than anticipated and we may not be able to achieve the intended benefits of any such project, if completed; and

•
the successful completion, timing, cost, scope and future financial performance of our expansion projects could differ materially from our expectations due to weather, untimely regulatory approvals, land owner opposition, the lack of adequate materials or labor and numerous other factors beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is substantially limited to our long-term debt. Total long-term debt at March 31, 2006, had a carrying value and fair value of $1.1 billion. The weighted-average interest rate of our long-term debt was 5.29% at March 31, 2006.

Certain volumes of gas stored underground at Gulf South are available for sale under its tariff and subject to commodity price risk. At March 31, 2006 and December 31, 2005, approximately $7.2 million and $6.5 million, respectively, of Gulf South’s gas stored underground, which we own and carry as inventory, is exposed to commodity price risk. In accordance with Gulf South’s risk management policy, Gulf South utilizes natural gas futures, swaps, and options contracts (collectively, derivatives) to hedge certain exposures to market price fluctuations on our anticipated purchases and sales of gas. The changes in fair values of the derivatives designated as hedges under SFAS No. 133 are expected to, and do, have a high correlation to changes in the anticipated value of the hedged transactions and therefore qualify for hedge accounting.

 We are exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by us to them, generally under PAL and no-notice service (NNS) services. We maintain credit policies intended to minimize credit risk and actively monitor these policies.  Average natural gas prices have increased dramatically in recent years. This rise in gas prices has materially increased credit risk related to gas loaned to customers. As of March 31, 2006, the amount of gas loaned out was approximately 28 TBtu and, assuming an average market price during March 2006 of $6.68 per MMBtu, the market value of gas loaned out at March 31, 2006, would have been approximately $187.0 million. As of December 31, 2005, the amount of gas loaned out was approximately 4 TBtu and, assuming an average market price during December 2005 of $12.34 per MMBtu, the market value of that gas would be approximately $49.4 million. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the gas they owe us, this could have a material adverse effect on our financial condition, results of operations and cash flows.

As of March 31, 2006, our cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our Condensed Consolidated Statements of Income or Cash Flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures are designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to management on a timely basis to allow assessment of required disclosures.

Our principal executive officers and principal financial officer have conducted an evaluation of the disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officers and principal financial officer have each concluded that the disclosure controls and procedures are effective for their intended purpose.

There was no change in our control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For further discussion of our legal proceedings, please read Note 5 Commitments and Contingencies—Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements included in Item 1.

Item 1A. Risk Factors

The following discussion supplements the Risk Factors in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005.

During March 2006, we announced projects to expand pipeline capacity on Gulf South from Carthage in East Texas to the Perryville area in Richland Parish, Louisiana by 1.5 Bcf/day and from the Perryville area to Jackson, Mississippi by 1.5 Bcf/day.  The new capacity is expected to be in service during the second half of 2007.  The total cost of this expanded project is expected to be approximately $800 million.

These expansion projects involve potential risks, including:

•	the inability to complete the projects on time and within the projected budget;

•	actual costs of the projects could be higher than expected;

•	delays in obtaining the requisite regulatory approvals;

•	performance of our business following the expansions does not meet expectations;

•	the inability to timely and effectively integrate the expanded capacities into our operations;

•	diversion of our management's attention from other business concerns;

•	inability or delays in obtaining key materials; and

•	land owner opposition.

Any of these factors could adversely affect our ability to realize the anticipated benefits from the newly expanded capacities.  The process of integrating newly expanded assets into our operations may result in unforeseen operating difficulties or unanticipated costs that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibit Designation
	Registrant	Nature of Exhibit

31.1	Boardwalk Pipeline Partners, LP	Certification of Rolf A. Gafvert, Co-President and Director, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Boardwalk Pipeline Partners, LP	Certification of H. Dean Jones II, Co-President and Director, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.3	Boardwalk Pipeline Partners, LP	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Boardwalk Pipeline Partners, LP	Certification by Rolf A. Gafvert and H. Dean Jones, II, Co-presidents and directors, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Boardwalk Pipeline Partners, LP	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP

By: Boardwalk GP, LP
its general partner

By: Boardwalk GP, LLC
its general partner

Dated: May 2, 2006	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Chief Financial Officer