Form 10-Q
period 2008-09-30
Boardwalk Pipeline Partners, LP
filed 2008-10-28
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of October 17, 2008, the registrant had 100,656,122 common units, 22,866,667 class B units and 33,093,878 subordinated units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

September 30, 2008

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets ...3
Condensed Consolidated Statements of Income ...5
Condensed Consolidated Statements of Cash Flows ...6
Condensed Consolidated Statements of Changes in Partners’ Capital ...................................................................................................................................................................................7
Condensed Consolidated Statements of Comprehensive Income ..............................................................................................................................................................................................8
Notes to Condensed Consolidated Financial Statements ...9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..................................................................................................................................22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................................................................................................................................................................30

Item 4.  Controls and Procedures ...31

PART I I - OTHER INFORMATION

Item 1.  Legal Proceedings ...32

Item 6.  Exhibits ...33

Signatures ...34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$22.1	$317.3
Receivables:
Trade, net	56.9	60.7
Other	9.4	12.7
Gas Receivables:
Transportation and exchange	25.6	12.5
Storage	-	1.3
Inventories	17.9	16.6
Costs recoverable from customers	5.8	6.3
Gas stored underground	3.6	16.3
Prepaid expenses and other current assets	22.3	11.9
Total current assets	163.6	455.6

Property, Plant and Equipment:
Natural gas transmission plant	3,484.6	2,392.5
Other natural gas plant	221.2	224.0
	3,705.8	2,616.5
Less—accumulated depreciation and amortization	349.8	262.5
	3,356.0	2,354.0
Construction work in progress	1,941.0	951.4
Property, plant and equipment, net	5,297.0	3,305.4

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	174.6	172.4
Costs recoverable from customers	15.6	15.9
Other	57.3	44.5
Total other assets	411.0	396.3

Total Assets	$5,871.6	$4,157.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	September 30,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2008	2007
Current Liabilities:
Payables:
Trade	$306.8	$190.6
Affiliates	2.0	1.3
Other	7.0	5.1
Gas Payables:
Transportation and exchange	13.0	17.8
Storage	54.7	35.3
Accrued taxes, other	69.8	20.2
Accrued interest	30.5	30.8
Accrued payroll and employee benefits	18.9	22.3
Construction retainage	55.7	32.2
Deferred income	2.2	7.2
Other current liabilities	34.0	26.5
Total current liabilities	594.6	389.3

Long –Term Debt	2,352.8	1,847.9

Other Liabilities and Deferred Credits:
Pension and postretirement benefits	15.3	17.2
Asset retirement obligation	16.7	16.1
Provision for other asset retirement	44.2	42.4
Other	63.5	41.4
Total other liabilities and deferred credits	139.7	117.1

Commitments and Contingencies

Partners’ Capital:
Common units – 100.7 million units and 90.7 million units issued and outstanding as of September 30, 2008 and December 31, 2007	1,741.6	1,473.9
Class B units – 22.9 million units issued and outstanding as of September 30, 2008	692.9	-
Subordinated units – 33.1 million units issued and outstanding as of September 30, 2008 and December 31, 2007	300.1	291.7
General partner	53.1	33.2
Accumulated other comprehensive (loss) income	(3.2)	4.2
Total partners’ capital	2,784.5	1,803.0
Total Liabilities and Partners’ Capital	$5,871.6	$4,157.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)
	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Revenues:
Gas transportation	$172.8	$111.6	$509.5	$379.5
Parking and lending	3.0	6.8	12.7	38.0
Gas storage	13.7	10.3	38.0	28.5
Other	2.1	6.1	19.0	27.4
Total operating revenues	191.6	134.8	579.2	473.4

Operating Costs and Expenses:
Operation and maintenance	68.4	45.9	164.1	128.4
Administrative and general	25.8	22.1	78.3	70.0
Depreciation and amortization	33.6	20.5	91.4	60.6
Contract settlement gain	-	-	(11.2)	-
Asset impairment	-	-	1.4	14.7
Net gain on disposal of operating assets and related contracts	(36.1)	(8.8)	(50.1)	(7.2)
Taxes other than income taxes	11.1	6.5	34.0	21.7
Total operating costs and expenses	102.8	86.2	307.9	288.2

Operating income	88.8	48.6	271.3	185.2

Other Deductions (Income):
Interest expense	9.3	14.8	46.0	46.1
Interest income	(0.7)	(5.8)	(2.1)	(16.3)
Miscellaneous other deductions (income), net	6.3	(0.5)	0.2	(0.7)
Total other deductions	14.9	8.5	44.1	29.1

Income before income taxes	73.9	40.1	227.2	156.1

Income taxes	0.3	0.1	0.8	0.5

Net income	$73.6	$40.0	$226.4	$155.6

Net income	$73.6	$40.0	$226.4	$155.6
Less general partner’s interest in Net income	3.5	1.5	9.7	4.5
Limited partners’ interest in Net income	$70.1	$38.5	$216.7	$151.1
Basic and diluted net income per limited partner unit:
Common units	$0.47	$0.35	$1.58	$1.32
Class B units	$0.30	$-	$0.30	$-
Subordinated units	$0.47	$0.30	$1.58	$1.32
Cash distribution per unit to common and subordinated units (a)	$0.47	$0.44	$1.395	$1.285
Weighted-average number of limited partner units outstanding:
Common units	100.7	83.2	94.6	80.8
Class B units (a)	22.9	-	22.9	-
Subordinated units	33.1	33.1	33.1	33.1

(a) Number of Class B units shown is weighted from July 1, 2008, which is the date they became eligible to participate in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$226.4	$155.6
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	91.4	60.6
Amortization of deferred costs	6.9	1.2
Amortization of acquired executory contracts	(0.2)	(0.9)
Asset impairment	1.4	14.7
Gain on disposal of operating assets and related contracts	(50.1)	(7.2)
Changes in operating assets and liabilities:
Trade and other receivables	2.4	16.4
Gas receivables and storage assets	(4.2)	(2.2)
Costs recoverable from customers	0.6	4.4
Other assets	(40.7)	(14.1)
Trade and other payables	6.7	(15.3)
Other payables, affiliates	0.7	-
Gas payables	22.9	(11.1)
Accrued liabilities	14.9	11.3
Other liabilities	(3.0)	15.3
Net cash provided by operating activities	276.1	228.7
INVESTING ACTIVITIES:
Capital expenditures	(1,905.6)	(688.2)
Proceeds from sale of operating assets, net	63.0	5.0
Proceeds from insurance reimbursements and other recoveries	4.7	1.7
Advances to affiliates, net	0.9	0.2
Purchase of short-term investments	-	(540.0)
Net cash used in investing activities	(1,837.0)	(1,221.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	247.2	495.3
Proceeds from borrowings on revolving credit agreement	778.0	-
Repayment of borrowings on revolving credit agreement	(522.0)	-
Distributions	(186.3)	(150.5)
Proceeds from sale of common units, net of related transaction costs	243.6	287.9
Proceeds from sale of class B units	686.0	-
Capital contribution from general partner	19.2	6.0
Net cash provided by financing activities	1,265.7	638.7
Decrease in cash and cash equivalents	(295.2)	(353.9)
Cash and cash equivalents at beginning of period	317.3	399.1
Cash and cash equivalents at end of period	$22.1	$45.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	Subordinated Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2007	$941.8	-	$285.5	$22.1	$23.1	$1,272.5
Add (deduct):
Net income	106.6	-	44.5	4.5	-	155.6
Distributions paid	(103.6)	-	(42.5)	(4.4)	-	(150.5)
Sale of common units, net of related transaction costs (8.0 million common units)	287.9	-	-	-	-	287.9
Capital contribution from general partner	-	-	-	6.0	-	6.0
Other comprehensive loss	-	-	-	-	(12.4)	(12.4)
Balance September 30, 2007	$1,232.7	-	$287.5	$28.2	$10.7	$1,559.1

Balance January 1, 2008	$1,473.9	-	$291.7	$33.2	$4.2	$1,803.0
Add (deduct):
Net income	155.2	$6.9	54.6	9.7	-	226.4
Distributions paid	(131.1)	-	(46.2)	(9.0)	-	(186.3)
Sale of common units, net of related transaction costs (10.0 million common units)	243.6	-	-	-	-	243.6
Sale of class B units (22.9 million class B units)	-	686.0	-	-	-	686.0
Capital contribution from general partner	-	-	-	19.2	-	19.2
Other comprehensive loss	-	-	-	-	(7.4)	(7.4)
Balance September 30, 2008	$1,741.6	$692.9	$300.1	$53.1	$(3.2)	$2,784.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$73.6	$40.0	$226.4	$155.6
Other comprehensive (loss) income:
Gain (loss) on cash flow hedges	21.5	(5.8)	(25.9)	(4.9)
Reclassification adjustment transferred to Net income from cash flow hedges	7.4	(1.1)	25.1	(5.5)
Pension and other postretirement benefits costs	(2.2)	(1.8)	(6.6)	(2.0)
Total comprehensive income	$100.3	$31.3	$219.0	$143.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005. Its business is conducted by Boardwalk Pipelines, LP (Boardwalk Pipelines) and its subsidiaries Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas) (together, the operating subsidiaries), and Gulf Crossing Pipeline Company, LLC (Gulf Crossing), which will operate a new interstate pipeline expected to be placed in service in 2009. Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owns 53.3 million common units, 22.9 million class B units and 33.1 million subordinated units. Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, is the Partnership’s general partner and holds a 2% general partner interest in and all of the incentive distribution rights of the Partnership, further described in Note 8. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, and the results of operations and comprehensive income for the three and nine months ended September 30, 2008 and 2007, and changes in cash flow and changes in partners’ capital for the nine months ended September 30, 2008 and 2007. Reference is made to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year. All intercompany items have been eliminated in consolidation.

Note 2:  Gas in Storage and Gas Receivables/Payables

             Gulf South and Texas Gas store gas on behalf of others. Due to the method of storage accounting elected by Gulf South, the Partnership does not reflect volumes held by Gulf South on behalf of others on its Condensed Consolidated Balance Sheets. As of September 30, 2008 and December 31, 2007, Gulf South held 37.1 trillion British thermal units (TBtu) and 52.0 TBtu of gas owned by shippers. Gulf South loaned 2.8 and 0.2 TBtu of gas to shippers as of September 30, 2008 and December 31, 2007. Consistent with the method of storage accounting elected by Texas Gas and the risk-of-loss provisions included in its tariff, Texas Gas reflects gas held on behalf of others in Gas stored underground and records an equal offsetting payable. The amount reflected in Gas Payables on the Condensed Consolidated Balance Sheets is valued at a historical cost of gas of $54.7 million and $35.3 million at September 30, 2008 and December 31, 2007.

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

Certain volumes of gas stored underground are available for sale and subject to commodity price risk. At September 30, 2008 and December 31, 2007, approximately $3.6 million and $16.3 million of gas stored underground, which the Partnership owns and carries as current Gas stored underground, was exposed to commodity price risk. The Partnership utilizes derivatives to hedge certain exposures to market price fluctuations on the anticipated operational sales of gas.

As a result of the approval by the Federal Energy Regulatory Commission (FERC) of Phase III of the Western Kentucky Storage Expansion project in the first quarter 2008, approximately 5.1 billion cubic feet (Bcf) of gas stored underground with a book value of $11.8 million became available for sale. The Partnership entered into derivatives, which were designated as cash flow hedges, to hedge the price exposure related to the expected sale of this gas. All of the gas was sold in the second and third quarters of 2008, and the related derivatives were settled, resulting in gains of $19.7 million and $34.4 million for the three and nine months ended September 30, 2008, which were reported in Net gain on disposal of operating assets and related contracts on the Condensed Consolidated Statements of Income. In the third quarter 2007, approximately 0.9 Bcf of gas related to Phase II of the Western Kentucky Storage Expansion project was sold and the related derivatives were settled, resulting in a gain of $4.4 million.

In the second quarter 2007, the Partnership entered into natural gas price swaps to hedge exposure to prices associated with the purchase of 2.1 Bcf of natural gas to be used for line pack for pipeline expansion projects. The derivatives were not designated as hedges and were marked to fair value through earnings resulting in a loss of $6.3 million and a gain of $0.9 million in Miscellaneous other income, net on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008, and resulting in a loss of $0.4 million and $1.1 million for the corresponding periods in 2007. All of the line pack derivatives were settled as of September 30, 2008.

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

The derivatives related to the sale of natural gas and cash for fuel reimbursement generally qualify for cash flow hedge accounting under SFAS No. 133 and are designated as such. The effective component of related gains and losses resulting from changes in fair values of the derivatives contracts designated as cash flow hedges are deferred as a component of Accumulated other comprehensive loss. The deferred gains and losses are recognized in the Condensed Consolidated Statements of Income when the anticipated transactions affect earnings. In situations where continued reporting of a loss in Accumulated other comprehensive loss would result in recognition of a future loss on the combination of the derivative and the hedged transaction, SFAS No. 133 requires that the loss be immediately recognized in earnings for the amount that is not expected to be recovered. The Partnership had no losses for the three months ended September 30, 2008, and reclassified losses of $1.7 million for the nine months ended September 30, 2008, from Accumulated other comprehensive loss to earnings related to amounts that are not expected to be recovered in future periods from the combination of sales of gas stored underground and the deferred losses associated with related derivatives.

Generally, for gas sales and cash for fuel reimbursement, any gains and losses on the related derivatives would be recognized in Operating Revenues. For the sale of gas related to the Western Kentucky Storage Expansion projects, any gains and losses on the related derivatives were recognized in Net (gain) loss on disposal of operating assets and related contracts. Any gains and losses on the derivatives related to the line pack gas purchases were recognized in Miscellaneous other income, net.

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If the anticipated transactions are no longer deemed probable to occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. Less than $0.1 million of ineffectiveness was recorded for the three and nine months ended September 30, 2008. Ineffectiveness increased Net income by $0.5 million and $0.9 million for the three and nine months ended September 30, 2007. The Partnership did not discontinue any cash flow hedges during the three and nine month periods ended September 30, 2008 and 2007.

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

The Partnership identified its derivatives as items governed by the provisions of SFAS No. 157. The derivatives for the nine months ending September 30, 2008, were natural gas price swaps and options, which were recorded at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes were deemed to be observable inputs for similar assets and liabilities and rendered Level 2 inputs for purposes of disclosure. The application of SFAS No. 157 had no effect on the Partnership’s financial statements.

The fair values of derivatives existing as of September 30, 2008, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Total at September 30, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Prepaid expenses and other current assets	$4.2	-	$4.2	-
Other assets	1.7	-	1.7	-
Total assets	$5.9	-	$5.9	-
Liabilities:
Other current liabilities	$0.2	-	$0.2	-
Other non-current liabilities	0.1	-	0.1	-
Total liabilities	$0.3	-	$0.3	-

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

Beginning in 2008, the Partnership has the option to apply the provisions of SFAS No. 159, which allows companies to elect to measure and record certain financial assets and liabilities at fair value that would not otherwise be recorded at fair value, such as long-term debt or notes receivable. Unrealized gains and losses on items for which the fair value option was chosen would be reported in earnings. The Partnership reviewed its financial assets and liabilities in existence at January 1, 2008, as well as any financial assets and liabilities entered into during the nine month period ended September 30, 2008, and did not elect the fair value option for any applicable items. Consequently, the application of SFAS No. 159 had no effect on the Partnership’s financial statements.

Note 5:  Income Taxes

The Partnership is not a taxable entity for federal income tax purposes. As such, it does not directly pay federal income tax. The Partnership’s taxable income or loss, which may vary substantially from the net income or loss reported in the Condensed Consolidated Statements of Income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of the Partnership’s net assets for financial reporting and income tax purposes cannot be readily determined as the Partnership does not have access to the information about each partner’s tax attributes. The subsidiaries of the Partnership directly incur some income-based state taxes which are presented in Income taxes on the Condensed Consolidated Statements of Income.

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

C.  Legal Proceedings

Napoleonville Salt Dome Matter

      In December 2003, natural gas leaks were observed near two natural gas storage caverns that were leased and operated by Gulf South for natural gas storage in Napoleonville, Louisiana. Gulf South commenced remediation efforts immediately and ceased using those storage caverns. Two class action lawsuits were filed relating to this incident and were converted to individual actions. Several additional individual actions have been filed against Gulf South and other defendants by local residents and businesses. In addition, the lessor of the property has filed a claim against Gulf South in an action filed against the lessor by one of Gulf South's insurers. Most of the claims have been settled and Gulf South continues to vigorously defend each of the remaining actions, however it is not possible to predict the outcome of this litigation as the cases remain in discovery. Litigation is subject to many uncertainties, and it is possible these actions could be decided unfavorably. Gulf South has settled many of the cases filed against it and may enter into discussions in an attempt to settle the remaining cases if Gulf South believes it is appropriate to do so. For the nine-month period ended September 30, 2008, the Partnership received $4.1 million in insurance proceeds related to previously incurred litigation and remediation costs, which were recorded as a reduction to Operation and maintenance expense.

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

D.  Regulatory and Rate Matters

Expansion Capital Projects

The Partnership has been engaged in several pipeline expansion projects as described below:

Southeast Expansion.  The pipeline and two compressor stations related to this project were placed in service during 2008. This project consists of approximately 111 miles of 42-inch pipeline originating near Harrisville, Mississippi and extending to an interconnect with Transcontinental Pipe Line Company (Transco) in Choctaw County, Alabama (Transco 85), having 1.2 Bcf of peak-day transmission capacity. The Partnership will expand the project through the addition of compression facilities to meet commitments of 1.8 Bcf of peak-day transmission capacity. The Partnership expects this additional capacity to be in service during the first quarter 2009 to coincide with the commencement of service on its Gulf Crossing project. Customers have contracted at fixed rates for all of the operational capacity (with a weighted-average term of 9.2 years, including a capacity lease agreement with Gulf Crossing discussed below). Through September 30, 2008, the Partnership spent $635.5 million related to this project.

Gulf Crossing Project. The Partnership is constructing a new interstate pipeline that begins near Sherman, Texas and will proceed to the Perryville, Louisiana area and will consist of approximately 357 miles of 42-inch pipeline having approximately 1.7 Bcf of peak-day transmission capacity with the addition of incremental compression facilities.  Additionally, Gulf Crossing has entered into: (i) a capacity lease agreement for 1.1 Bcf per day of capacity on the Partnership’s Gulf South pipeline system (including capacity on the Southeast Expansion and capacity on a portion of the Partnership’s recently completed East Texas to Mississippi Expansion) to make deliveries to an interconnect with Transco 85; and (ii) a capacity lease agreement with Enogex, a third-party intrastate pipeline, which will bring gas supplies to the Partnership’s system, both of which have been approved by the FERC. Customers have contracted at fixed rates for all of the operational capacity, with a weighted average term of approximately 9.5 years. The Partnership expects the pipeline to be in service during the first quarter 2009 and the compression to be fully in service in 2010. Through September 30, 2008, the Partnership spent $1.0 billion related to this project.

 Fayetteville and Greenville Laterals.  The Partnership is constructing two laterals on its Texas Gas pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by the Partnership’s existing interstate pipelines. The Fayetteville Lateral will originate in Conway County, Arkansas and proceed southeast through the Bald Knob, Arkansas area to an interconnect with the Texas Gas mainline in Coahoma County, Mississippi and consist of approximately 165 miles of 36-inch pipeline. The Greenville Lateral will originate at the Texas Gas mainline near Greenville, Mississippi and proceed east to the Kosciusko, Mississippi area and consist of approximately 95 miles of 36-inch pipeline. The Greenville Lateral will allow customers to access additional markets, primarily in the Midwest, Northeast and Southeast. The Partnership recently executed contracts for additional capacity that will require it to add compression to increase the peak-day transmission capacity to approximately 1.3 Bcf for the Fayetteville Lateral and to approximately 1.0 Bcf for the Greenville Lateral. The contracts associated with this project are at fixed rates with a weighted average term of 9.9 years. The Partnership expects the first 66 miles of the Fayetteville Lateral to be in service during the fourth quarter 2008 and the remainder of the pipeline related to the Fayetteville and Greenville Laterals to be in service during the first quarter 2009. In September 2008, the Partnership made additional filings with FERC regarding the new compression required to increase the peak-day transmission capacity, which is expected to be in service during 2010. Through September 30, 2008, the Partnership spent $449.6 million related to the Fayetteville and Greenville Laterals.

 The Partnership is also engaged in the following storage expansion project:

Western Kentucky Storage Expansion Phase III.  The Partnership is developing up to 8.3 Bcf of new working gas capacity at its Midland storage facility and FERC has granted the Partnership market-based rate authority for this new capacity. This expansion is supported by 10-year precedent agreements for 5.1 Bcf of storage capacity. The cost of this project will be dependent on the ultimate size of the expansion. The Partnership expects 5.4 Bcf of storage capacity to be in service during the fourth quarter 2008. Through September 30, 2008, the Partnership spent $41.0 million related to this project.

E.  Environmental and Safety Matters

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

 As of September 30, 2008 and December 31, 2007, the Partnership had accrued approximately $15.4 million and $17.0 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, enhancement of groundwater protection measures and other costs. The expenditures are expected to occur over approximately the next ten years. The accrual represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. As of September 30, 2008 and December 31, 2007, approximately $2.7 million was recorded in Other current liabilities and approximately $12.7 million and $14.3 million were recorded in Other Liabilities and Deferred Credits.

In March 2008, the Environmental Protection Agency (EPA) adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulation new non-attainment areas will be identified which may require additional emission controls for compliance at as many as 14 facilities operated by the Partnership. Compliance for this standard is anticipated to occur between 2013 and 2016. The Partnership is currently evaluating its affected facilities to determine the cost necessary to become compliant with this standard.

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

F.  Commitments

The Partnership’s future capital commitments as of September 30, 2008, for contracts already authorized are expected to approximate the following amounts (in millions):

Less than 1 year	$271.9
1-3 years	22.6
4-5 years	-
More than 5 years	-
Total	$294.5

There were no substantial changes to the Partnership’s operating lease commitments as disclosed in Note 3 to the Partnership’s Annual Report on Form 10-K.

Note 7:  Financing

Senior Unsecured Debt

For the nine months ended September 30, 2008 and 2007, the Partnership entered into the following debt issuances (in millions, except interest rate percentage):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds	Interest Rate	Maturity Date	Interest Payable
March 2008	Texas Gas	$250.0	$2.8	$247.2	5.50%	April 1, 2013	April 1 and October 1
August 2007	Gulf South	225.0	2.0	223.0	5.75%	August 15, 2012	February 15 and August 15
August 2007	Gulf South	275.0	2.7	272.3	6.30%	August 15, 2017	February 15 and August 15

The notes are redeemable, in whole or in part, at the Partnership’s option at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a Treasury rate plus 50 basis points in the case of the Texas Gas notes, 20 basis points in the case of the Gulf South 2012 notes, or 25 basis points in the case of the Gulf South 2017 notes, plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default.

             As of September 30, 2008 and December 31, 2007, the weighted-average interest rate of the Partnership’s long-term debt was 5.89% and 5.82%.

Revolving Credit Facility

The Partnership maintains a revolving credit facility which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50.0 million commitment under the revolving credit facility filed for bankruptcy protection in the third quarter 2008 and has not funded its portion of the Partnership’s borrowing requests since that time. Borrowings outstanding under the credit facility as of September 30, 2008, were $256.0 million with a weighted-average borrowing rate of 3.00%. As of September 30, 2008, the Partnership and its subsidiaries were in compliance with all covenant requirements under the credit agreement. No funds were drawn under the Partnership’s revolving credit facility at December 31, 2007. Subsequent to September 30, 2008, the Partnership borrowed all of the remaining unfunded commitments under the credit facility (excluding the unfunded commitment of the bankrupt lender noted above), which increased borrowings to $958.0 million.

Capitalized Interest and Allowance for Funds Used During Construction

      During the three and nine months ended September 30, 2008, the Partnership capitalized interest of $21.9 million and $45.3 million. During the three and nine months ended September 30, 2007, the Partnership capitalized interest of $8.2 million and $14.5 million. In accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation, the Partnership’s Texas Gas subsidiary capitalizes allowance for funds used during construction (AFUDC), comprised of debt and equity components for certain of its operations. The Partnership capitalized AFUDC of $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, and $1.3 million and $2.4 million for the three and nine months ended September 30, 2007.

Offering of Common Units

For the nine months ended September 30, 2008 and 2007, the Partnership completed the following equity offerings which funds were used to finance a portion of the Partnership’s expansion projects or to repay amounts borrowed under the revolving credit facility (in millions, except the offering price):

Month of Offering	Number of Common Units	Offering Price	Underwriting Discounts and Expenses	Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering	Common Units Held by the Public After Offering
June 2008	10.0	$25.30	$9.4	$248.8	100.7	47.4
March 2007	8.0	36.50	4.2	293.9	83.2	29.9

Class B Units

In June 2008, the Partnership issued and sold, pursuant to the Class B Unit Purchase Agreement (the Purchase Agreement), approximately 22.9 million of class B units representing limited partner interests (class B units) to BPHC for $30.00 per class B unit, or an aggregate purchase price of $686.0 million. The Partnership’s general partner also contributed $14.0 million to the Partnership to maintain its 2% interest. The Partnership used the proceeds of $700.0 million to repay amounts borrowed under the revolving credit facility and to fund a portion of the costs of its ongoing expansion projects. The Class B units are convertible into common units by the holder on a one-for-one basis at any time after June 30, 2013.

The class B units share in quarterly distributions of available cash from operating surplus on a pari passu basis with the Partnership’s common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units do not participate in quarterly distributions above $0.30 per unit.

The class B units began sharing in income allocations beginning on July 1, 2008, and will begin participating in distributions that will be made beginning with the fourth quarter 2008. Income of $6.9 million was allocated to the class B capital account for the three and nine months ended September 30, 2008.

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

(1)
The class B unitholders participate in distributions on a pari passu basis with the Partnership’s common units up to $0.30 per quarter, beginning with the distribution that will be made in the fourth quarter 2008. The class B units do not participate in quarterly distributions above $0.30 per unit.

(2)
The partnership agreement provides that during the subordination period, the subordinated units will not receive distributions until the general partner, common and class B unitholders have received their respective minimum quarterly distribution plus any arrearages. The subordinated units are not entitled to arrearages.

The amounts reported for net income per limited partner unit on the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2008 and 2007, were adjusted to take into account an assumed allocation to the general partner's IDRs. Payments made on account of the IDRs are determined in relation to actual declared distributions. A reconciliation of the limited partners' interest in net income and net income available to limited partners used in computing net income per limited partner unit follows (in millions, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Limited partners' interest in net income	$70.1	$38.5	$216.7	$151.1
Less assumed allocation to IDRs	0.1	(0.7)	7.9	0.7
Net income available to limited partners	70.0	39.2	208.8	150.4
Less assumed allocation to class B units	6.9	-	6.9	-
Less assumed allocation to subordinated units	15.6	10.1	52.3	43.7
Net income available to common units	$47.5	$29.1	$149.6	$106.7

Weighted-average common units	100.7	83.2	94.6	80.8
Weighted-average class B units (a)	22.9	-	22.9	-
Weighted-average subordinated units	33.1	33.1	33.1	33.1

Net income per limited partner unit – common units	$0.47	$0.35	$1.58	$1.32
Net income per limited partner unit – class B units	$0.30	$-	$0.30	$-
Net income per limited partner unit – subordinated units	$0.47	$0.30	$1.58	$1.32

(a)	Number of class B units shown is weighted from July 1, 2008.

As discussed in Note 7, the class B units were not eligible to participate in income allocations until the third quarter 2008. As a result, no income allocations were made to the class B unit equity accounts and no assumed allocations to the class B units were made pursuant to EITF No. 03-6 for purpose of computing earnings per unit prior to July 1, 2008.

In the nine month periods ended September 30, 2008 and 2007, the Partnership declared quarterly distributions per unit to eligible unitholders of record, including common and subordinated units and the 2% general partner interest and IDRs held by its general partner as follows (in millions, except distribution per unit):

Payable Date	Distribution per Unit	Amount Paid to Limited Partner Unitholders	Amount Paid to General Partner Unitholders (Including IDRs)
August 11, 2008	$0.470	$62.8	$3.4
May 12, 2008	0.465	57.6	2.9
February 25, 2008	0.460	56.9	2.7
August 13, 2007	0.440	51.1	1.7
May 14, 2007	0.430	50.0	1.5
February 27, 2007	0.415	45.0	1.2

In October 2008, the Partnership declared a quarterly cash distribution to unitholders of record of $0.475 per unit. The subordinated units are convertible to common units on a one-to-one basis when certain distribution requirements, as defined in the partnership agreement, have been met. These requirements will have been met coincident with payment of the quarterly distribution declared in October 2008, to be paid in the fourth quarter 2008. The subordinated units will convert following this quarterly distribution to unitholders.

Note 9:  Disposition of Coal Reserves

In August 2008, the Partnership completed the sale of its investment in land and coal reserves along the Ohio River in northern Kentucky and southern Indiana for $16.5 million. These assets had no book value at the time of the sale. As a result, the Partnership recorded a gain of $16.5 million related to the sale which was reported in Net gain on disposal of operating assets and related contracts in the Condensed Consolidated Statements of Income.

Note 10: Property, Plant and Equipment

In 2008, the Partnership placed in service the remaining pipeline assets and related compression associated with the East Texas to Mississippi Expansion project from Delhi, Louisiana to Harrisville, Mississippi. Additionally, the Partnership placed in service the pipeline assets and two compressor stations related to the Southeast Expansion project. As a result, approximately $1.1 billion was transferred from Construction work in progress to Property, plant and equipment during 2008. The assets will generally be depreciated over a term of 35 years.

In the first quarter 2008, the Partnership completed a review of the non-contiguous offshore assets of its Gulf South subsidiary and provided notice to the other interest holders of its intent to discontinue any use of its portion of the available capacity of these assets. As a result, the Partnership reviewed the assets for recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded an impairment charge of approximately $1.4 million representing the net book value of the assets.

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

Note 11: Credit Concentration

Natural gas price volatility has increased dramatically in recent years, which has materially increased credit risk related to gas loaned to customers. Gas loaned to customers refers to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by the Partnership to them, generally under parking and lending and no-notice services. As of September 30, 2008, the amount of gas loaned out by the Partnership’s subsidiaries was approximately 7.6 TBtu and the amount considered an imbalance was approximately 4.2 TBtu. Assuming an average market price during September 2008 of $7.54 per million British thermal units, the market value of gas loaned out and considered an imbalance at September 30, 2008, would have been approximately $88.6 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas they owe the Partnership, it could have a material adverse effect on the Partnership’s financial condition, results of operations and cash flows.

Note 12:  Employee Benefits

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

Components of net periodic benefit cost for both the retirement plans and postretirement benefits other than pensions (PBOP) for the three and nine months ended September 30, 2008 and 2007, were the following (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$0.9	$0.9	$0.1	$0.1
Interest cost	1.6	1.5	0.8	0.8
Expected return on plan assets	(1.7)	(1.7)	(1.3)	(1.2)
Amortization of prior service credit	-	-	(1.9)	(1.9)
Amortization of unrecognized net loss	-	0.1	-	0.2
Settlement charge	0.1	0.4	-	-
Regulatory asset (increase) decrease	-	(0.4)	1.4	1.4
Net periodic expense	$0.9	$0.8	$(0.9)	$(0.6)

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$2.7	$2.8	$0.4	$0.4
Interest cost	4.8	4.8	2.4	2.5
Expected return on plan assets	(5.0)	(5.3)	(3.7)	(3.6)
Amortization of prior service credit	-	-	(5.8)	(5.8)
Amortization of unrecognized net loss	-	0.2	-	0.5
Settlement charge	0.1	4.2	-	-
Regulatory asset (increase) decrease	-	(0.4)	4.1	4.1
Net periodic expense	$2.6	$6.3	$(2.6)	$(1.9)

Defined Contribution Plans

Gulf South employees and Texas Gas employees hired on or after November 1, 2006, are provided retirement benefits under a defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $1.6 million and $4.7 million for the three and nine months ended September 30, 2008, and $1.2 million and $3.9 million for the three and nine months ended September 30, 2007.

Note 13:  Related Parties

Loews provides a variety of corporate services to the Partnership and its subsidiaries under service agreements. Services provided by Loews include, among others, information technology, tax, risk management, internal audit and corporate development services. Loews charged $3.1 million and $10.6 million for the three and nine months ended September 30, 2008, and $2.7 million and $9.3 million for the three and nine months ended September 30, 2007, to the Partnership based on the actual time spent by Loews personnel performing these services, plus related expenses.

Distributions paid related to common and subordinated units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $129.5 million and $115.4 million during the nine months ended September 30, 2008 and 2007.

Note 14:  Accumulated Other Comprehensive (Loss) Income

The following table shows the components of Accumulated other comprehensive (loss) income, net of tax which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of September 30,	As of December 31,
	2008	2007
Loss on cash flow hedges	$(9.8)	$(8.9)
Deferred components of net periodic benefit cost	6.6	13.1
Total Accumulated other comprehensive (loss) income	$(3.2)	$4.2

Note 15:  Guarantee of Securities of Subsidiaries

The Partnership has no independent assets or operations other than its investment in its subsidiaries. The Partnership’s operating subsidiaries have issued securities which have all been fully and unconditionally guaranteed by the Partnership. The Partnership does have separate partners’ capital including publicly traded limited partner common units.

The Partnership’s subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership and had no restricted assets at September 30, 2008.

Note 16:  Recently Issued Accounting Pronouncements

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

 In March 2008, the FASB approved Emerging Issues Task Force (EITF) Issue No. 07-4,  Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships, which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit. EITF Issue No. 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. The Partnership is evaluating the effect that EITF Issue No. 07-4 will have on its earnings per unit and financial statements.

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

We are a Delaware limited partnership formed in 2005. Our business is conducted by Boardwalk Pipelines, LP (Boardwalk Pipelines) and its subsidiaries Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas) (together, operating subsidiaries) and Gulf Crossing Pipeline Company, LLC (Gulf Crossing), which will operate a new interstate pipeline expected to be placed in service in 2009. Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owns 53.3 million of our common units, 22.9 million of our class B units and 33.1 million of our subordinated units. Boardwalk GP, LP (Boardwalk GP), an indirect, wholly-owned subsidiary of BPHC, is our general partner and holds a 2% general partner interest in and all of our incentive distribution rights. Our common units are traded under the symbol “BWP” on the New York Stock Exchange.

Results of Operations – Business Overview

We derive our revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation and storage services are provided under firm and interruptible service agreements. Transportation rates are subject to maximum tariff rates established by the Federal Energy Regulatory Commission (FERC), although discounts from the maximum allowable cost-based rates are often granted to customers due to competition in the marketplace. Our Gulf South subsidiary is authorized to charge market-based rates for its firm and interruptible transportation and storage services. Our Texas Gas subsidiary was provided authority from FERC to charge market-based rates for the storage services associated with Phase III of our Western Kentucky Storage Expansion project.

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

Our business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on our pipeline system, which affect our transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affect our PAL and storage revenues. High natural gas prices in recent years have helped to drive increased production levels in producing locations such as the Bossier Sands and Barnett Shale gas producing regions in East Texas, which has resulted in additional supply being available on the west side of our system. This has resulted in widened west-to-east basis differentials which have benefited our transportation revenues. The high natural gas prices have also driven increased production in regions such as the Fayetteville Shale in Arkansas and the Caney Woodford Shale in Oklahoma, which, together with the higher production levels in East Texas, have formed the basis for several pipeline expansion projects including those being undertaken by us. Wide spreads in natural gas prices between time periods during the past two to three years, for example fall 2006 to spring 2007, were favorable for our PAL and interruptible storage services during that period. These spreads decreased substantially in 2007 and have continued to decrease for the majority of 2008, which resulted in reduced PAL and interruptible storage revenues. We cannot predict future time period spreads or basis differentials.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Our net income for the third quarter 2008 increased $33.6 million, or 84%, from the comparable period in 2007. The primary drivers for the increase were higher revenues from firm transportation services associated with our expansion projects and gains on the disposition of coal reserves and gas sales associated with our storage expansion projects. The favorable drivers were partly offset by lower PAL revenues due to unfavorable natural gas price spreads, higher fuel costs and higher depreciation and property tax expense due to an increase in our asset base from expansion.

Operating revenues increased $56.8 million, or 42%, to $191.6 million for the third quarter 2008, compared to $134.8 million for the 2007 period. Gas transportation revenues increased $37.7 million, excluding fuel, due mainly to our expansion projects. Our fuel revenues increased $19.5 million due to expansion-related throughput and an increase in the price of natural gas. Gas storage revenues increased $3.4 million related to an increase in storage capacity associated with our Western Kentucky Storage Expansion project. These increases were partially offset by a $3.8 million decrease in PAL revenues due to unfavorable natural gas price spreads.

Operating costs and expenses increased $16.6 million, or 19%, to $102.8 million for the third quarter 2008, compared to $86.2 million for the 2007 period, primarily resulting from a $20.5 million increase in fuel costs from providing service on our expansion projects and higher natural gas prices. Depreciation and other taxes, primarily comprised of property taxes, increased $17.7 million due to an increase in our asset base from expansion and administrative and general expenses increased $3.7 million primarily due to employee related expenses, various corporate services and a bad debt recovery that favorably impacted the 2007 period. The increased expenses were partly offset by a $16.5 million gain on the disposition of coal reserves and a $15.3 million gain from the sale of gas related to our Western Kentucky Storage Expansion project. The 2007 period was also favorably impacted by $4.6 million from insurance recoveries related to the 2005 hurricanes.

Total other deductions increased by $6.4 million, or 75%, to $14.9 million for the third quarter 2008, compared to $8.5 million for the 2007 period. The increase was due to $5.9 million of losses from the mark-to-market effect of derivatives associated with the purchase of line pack for our expansion projects and decreased interest income of $5.1 million due to lower average cash balances available for investment. These amounts were partly offset by a $5.5 million decrease in interest expense related to higher capitalized interest associated with our expansion projects.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Our net income for the first nine months of 2008 increased $70.8 million, or 46%, from the comparable period in 2007. The primary drivers for the increase were higher revenues from firm transportation services associated with our expansion projects and gains on gas sales associated with our expansion projects, disposition of coal reserves and the settlement of a contract claim. The favorable drivers were partly offset by lower PAL revenues due to unfavorable natural gas price spreads and higher depreciation and property tax expense due to an increase in our asset base from expansion. The 2007 period was unfavorably impacted by a $14.7 million impairment charge.

Operating revenues for the nine months ended September 30, 2008, increased $105.8 million, or 22%, to $579.2 million, compared to $473.4 million for the nine months ended September 30, 2007. Gas transportation revenues, excluding fuel, increased $83.0 million, $76.0 million of which was related to our expansion projects and the remainder to higher interruptible services. Fuel revenues increased $38.6 million due to expansion-related throughput and higher natural gas prices. Gas storage revenues increased $9.5 million related to an increase in storage capacity associated with our Western Kentucky Storage Expansion project. These increases were partially offset by lower PAL revenues of $25.3 million due to unfavorable natural gas price spreads.

Operating costs and expenses for the nine months ended September 30, 2008, increased $19.7 million, or 7%, to $307.9 million, compared to $288.2 million for the nine months ended September 30, 2007. The primary drivers were increased depreciation and other taxes, comprised primarily of property taxes, of $43.1 million associated with an increase in our asset base due to expansion and increased fuel costs of $41.5 million from providing service on our expansion projects and higher natural gas prices. Administrative and general expenses increased $8.3 million due to increased outside services mainly due to legal and regulatory matters and various corporate services, higher property insurance from an increase in rates and asset base, an increase in information technology-related expenses from infrastructure improvements and growth and a bad debt recovery that favorably impacted 2007. These increases were offset by a $30.8 million gain on the sale of gas related to our Western Kentucky Storage Expansion project, a $16.5 million gain on the disposition of coal reserves, and an $11.2 million gain from the settlement of a contract claim. The 2007 period was unfavorably impacted by a $14.7 million impairment charge related to our Magnolia storage facility.

Total other deductions increased by $15.0 million, or 52%, to $44.1 million for the nine months ended September 30, 2008, compared to $29.1 million for the 2007 period primarily as a result of decreased interest income due to lower average cash balances available for investment.

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

Expansion Capital Expenditures

We are currently engaged in several pipeline expansion projects, described below, and expect the estimated total cost of these projects to be as follows (in millions):
	Estimated Total Cost	Cash Invested through September 30, 2008
Southeast Expansion	$775	$635.5
Gulf Crossing Project	1,800	1,002.0
Fayetteville and Greenville Laterals	1,290	449.6
Total	$3,865	$2,087.1

Based upon our current cost estimates, we expect to incur expansion project capital expenditures of approximately $0.9 billion for the remainder of 2008 and $0.9 billion in 2009 and 2010 to complete our pipeline expansion projects. The majority of those expenditures will occur during the remainder of 2008 and the first half of 2009. Our cost and timing estimates for these projects are subject to a variety of other risks and uncertainties, including obtaining regulatory approvals, adverse weather conditions, delays in obtaining key materials, shortages of qualified labor and escalating costs of labor and materials. Please refer to Item 1A, Risk Factors, in our 2007 Form 10-K regarding risks associated with our expansion projects and the related financing.

We have financed our expansion capital costs through equity financings, the incurrence of debt, including sales of debt by us and our subsidiaries, borrowings under our revolving credit facility and available operating cash flow in excess of our operating needs. To complete our announced projects, we anticipate we will need to issue as much as $1.0 billion in equity by issuing limited partnership units, a portion of which is expected to be issued in the fourth quarter 2008 and the remainder in the first half of 2009. Our largest shareholder, Loews, has advised us that it is willing to purchase the entire equity investment we need to the extent the public markets remain unavailable on acceptable terms. We have not committed to any transaction at this time, however, any additional investment by Loews would be subject to review and approval, as to fairness, by our independent Conflicts Committee.

The following paragraphs describe each of our pipeline expansion projects in more detail:

Southeast Expansion.  The pipeline and two compressor stations related to this project were placed in service during 2008. The project consists of approximately 111 miles of 42-inch pipeline originating near Harrisville, Mississippi and extending to an interconnect with Transcontinental Pipe Line Company (Transco) in Choctaw County, Alabama (Transco 85), having 1.2 billion cubic feet (Bcf) of peak-day transmission capacity. We are expanding the project through the addition of compression facilities to meet commitments of 1.8 Bcf of peak-day transmission capacity. We expect this additional capacity to be in service during the first quarter 2009 to coincide with the commencement of service on our Gulf Crossing project. Customers have contracted at fixed rates for all of the operational capacity (with a weighted-average term of 9.2 years, including a capacity lease agreement with Gulf Crossing discussed below).

Gulf Crossing Project. We are constructing a new interstate pipeline that begins near Sherman, Texas and will proceed to the Perryville, Louisiana area and will consist of approximately 357 miles of 42-inch pipeline having approximately 1.7 Bcf of peak-day transmission capacity with the addition of incremental compression facilities. Additionally, Gulf Crossing has entered into: (i) a capacity lease agreement for 1.1 Bcf per day of capacity on our Gulf South pipeline system (including capacity on the Southeast Expansion and capacity on a portion of our recently completed East Texas to Mississippi Expansion) to make deliveries to an interconnect with Transco 85; and (ii) a capacity lease agreement with Enogex, a third-party intrastate pipeline, which will bring gas supplies to our system, both of which have been approved by the FERC. Customers have contracted at fixed rates for all of the operational capacity, with a weighted-average term of approximately 9.5 years. We expect the pipeline to be in service during the first quarter 2009 and the compression to be fully in service in 2010.

Fayetteville and Greenville Laterals.  We are constructing two laterals on our Texas Gas pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by our existing interstate pipelines. The Fayetteville Lateral will originate in Conway County, Arkansas and proceed southeast through the Bald Knob, Arkansas area to an interconnect with the Texas Gas mainline in Coahoma County, Mississippi and consist of approximately 165 miles of 36-inch pipeline. The Greenville Lateral will originate at the Texas Gas mainline near Greenville, Mississippi and proceed east to the Kosciusko, Mississippi area and consist of approximately 95 miles of 36-inch pipeline. The Greenville Lateral will allow customers to access additional markets, primarily in the Midwest, Northeast and Southeast. We recently executed contracts for additional capacity that will require us to add compression to increase the peak-day transmission capacity to approximately 1.3 Bcf for the Fayetteville Lateral and to approximately 1.0 Bcf for the Greenville Lateral. The contracts associated with this project are at fixed rates with a weighted-average term of 9.9 years. We expect the first 66 miles of the Fayetteville Lateral to be in service during the fourth quarter 2008 and the remainder of the pipeline related to the Fayetteville and Greenville Laterals to be in service during the first quarter 2009. In September 2008, we made additional filings with FERC regarding the new compression required to increase the peak-day transmission capacity, which is expected to be in service during 2010.

             We are also engaged in the following storage expansion project:

Western Kentucky Storage Expansion Phase III.  We are developing up to 8.3 Bcf of new working gas capacity at our Midland storage facility and FERC has granted us market-based rate authority for this new capacity. This expansion is supported by 10-year precedent agreements for 5.1 Bcf of storage capacity. The cost of this project will be dependent on the ultimate size of the expansion. We expect 5.4 Bcf of storage capacity to be in service during the fourth quarter 2008. Through September 30, 2008, we spent $41.0 million related to this project.

Maintenance Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2008 and 2007, were $23.9 million and $32.3 million. We expect to fund the remaining 2008 maintenance capital expenditures of approximately $34.7 million from our operating cash flows.

Distributions

For the nine months ended September 30, 2008 and 2007, we paid distributions of $186.3 million and $150.5 million. Please see Note 8 in Part 1, Item 1 of this report for further discussion.

Equity and Debt Financing

In June 2008, we issued and sold approximately 22.9 million of class B units representing limited partner interests (class B units) to BPHC for $30.00 per class B unit, or an aggregate purchase price of $686.0 million, pursuant to the Class B Unit Purchase Agreement (the Purchase Agreement). Our general partner also contributed $14.0 million to us to maintain its 2% general partner interest.  Please see Note 7 in Part 1, Item 1 of this report for further discussion.

In June 2008, we completed a public offering of 10.0 million of our common units at a price of $25.30 per unit.  We received proceeds of approximately $248.8 million, net of underwriting discounts and offering expenses of $9.4 million, which includes approximately $5.2 million contributed by our general partner to maintain its 2% interest.

In March 2008, we received net proceeds of approximately $247.2 million after deducting initial purchaser discounts and offering expenses of $2.8 million from the sale of $250.0 million of 5.50% senior unsecured notes of Texas Gas due April 1, 2013.

Revolving Credit Facility

We maintain a revolving credit facility which has aggregate lending commitments of $1.0 billion, under which Boardwalk Pipelines, Gulf South and Texas Gas each may borrow funds, up to applicable sub-limits. A financial institution which has a $50.0 million commitment under the revolving credit facility filed for bankruptcy protection in the third quarter 2008 and has not funded its portion of our borrowing requests since that time. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over the London Interbank Offered Rate or a base rate defined as the greater of the prime rate or the Federal funds rate plus 50 basis points. Under the terms of the agreement, each of the borrowers must maintain a minimum ratio, as of the last day of each fiscal quarter, of consolidated total debt to consolidated earnings before income taxes, depreciation and amortization (as defined in the agreement), measured for the preceding twelve months, of not more than five to one. The revolving credit facility has a maturity date of June 29, 2012.

As of September 30, 2008, we had $256.0 million of loans outstanding under the revolving credit facility of which the weighted-average interest rate on the borrowings was 3.00%. Any letters of credit previously issued by us under the facility expired in the third quarter 2008. As of September 30, 2008, we were in compliance with all covenant requirements under our credit facility.

Subsequent to September 30, 2008, we borrowed all of the remaining unfunded commitments under the credit facility (excluding the unfunded commitment of the bankrupt lender noted above), which increased borrowings to $958.0 million.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $47.4 million to $276.1 million for the nine months ended September 30, 2008, compared to $228.7 million for the comparable 2007 period, primarily due to a $59.3 million increase in cash from the change in net income excluding non-cash items such as depreciation and amortization and the recognition of income previously deferred. This increase was offset by an $11.0 million decrease in cash due to the settlement of derivatives.

Changes in cash flow from investing activities

Net cash used in investing activities increased $615.7 million to $1,837.0 million for the nine months ended September 30, 2008, compared to $1,221.3 million for the comparable 2007 period, primarily due to a $1,217.4 million increase in capital expenditures related to our expansion projects. This increase was offset by a $540.0 million decrease in short term investments which occurred in the 2007 period and $58.0 million in net proceeds from asset sales mainly related to the sale of gas related to our storage expansion projects and the disposition of coal reserves.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $627.0 million to $1,265.7 million for the nine months ended September 30, 2008, compared to $638.7 million for the comparable 2007 period, primarily due to a $654.9 million increase in net proceeds from the sale of common and class B units and related general partner capital contributions. The increase was offset by a $35.8 million decrease in cash from an increase in distributions to our unitholders.

Contractual Obligations

The table below is updated for significant changes in contractual cash payment obligations as of September 30, 2008, by period (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$2,366.0	-	-	$481.0	$1,885.0
Interest on long-term debt (2)	947.4	$25.5	$234.9	235.0	452.0
Capital commitments	294.5	271.9	22.6	-	-
Pipeline capacity agreements	59.1	1.6	12.3	12.3	32.9
Total	$3,667.0	$299.0	$269.8	$728.3	$2,369.9

(1)	This includes our senior unsecured notes, having maturity dates from 2012 to 2027 and $256.0 million of loans outstanding under our revolving credit facility, having a maturity date of June 29, 2012.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate on fluctuating balances. Based on a 3.00% weighted-average interest rate on amounts outstanding under our revolving credit facility as of September 30, 2008, $1.9 million, $15.4 million and $11.4 million would be due under the credit facility in less than one year, 1-3 years, and 4-5 years, respectively.

The commitments related to pipeline capacity agreements are associated with the initial 10-year term for capacity on a third-party pipeline for the Southeast Expansion project. Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. The above table does not reflect commitments we have made after September 30, 2008, relating to our expansion projects. For information on these projects, please read “Expansion Capital Expenditures” above.

Off-Balance Sheet Arrangements

At September 30, 2008, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During the nine months ended September 30, 2008, there were no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Total long-term debt at September 30, 2008, had a carrying value of $2.4 billion and a fair value of $2.1 billion. With the exception of our revolving credit facility, our debt has been issued at fixed rates, therefore interest expense would not be impacted by changes in interest rates. A 100 basis point increase in interest rates on our fixed rate debt would result in a decrease in fair value of approximately $120.3 million at September 30, 2008. A 100 basis point decrease would result in an increase in fair value of approximately $129.8 million at September 30, 2008. The weighted-average interest rate of our long-term debt was 5.89% at September 30, 2008.

Certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At September 30, 2008 and December 31, 2007, approximately $3.6 million and $16.3 million of gas stored underground, which we own and carry as current Gas stored underground, is exposed to commodity price risk. We utilize derivatives to hedge certain exposures to market price fluctuations on the anticipated operational sales of gas.

The derivatives related to the sale of natural gas and cash for fuel reimbursement generally qualify for cash flow hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133 and are designated as such. The effective component of related gains and losses resulting from changes in fair values of the derivatives contracts designated as cash flow hedges are deferred as a component of Accumulated other comprehensive loss. The deferred gains and losses are recognized in the Condensed Consolidated Statements of Income when the anticipated transactions affect earnings. Generally, for gas sales and cash for fuel reimbursement, any gains and losses on the related derivatives would be recognized in Operating Revenues.

        We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by us to them, generally under PAL and no-notice service. We maintain credit policies intended to minimize credit risk and actively monitor these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased credit risk related to gas loaned to customers. As of September 30, 2008, the amount of gas loaned out by our subsidiaries was approximately 7.6 trillion British thermal units (TBtu) and the amount considered an imbalance was approximately 4.2 TBtu. Assuming an average market price during September 2008 of $7.54 per million British thermal units (MMBtu), the market value of gas loaned out and considered an imbalance at September 30, 2008, would have been approximately $88.6 million. As of December 31, 2007, the amount of gas loaned out by our subsidiaries was approximately 12.7 TBtu and the amount considered an imbalance was approximately 2.5 TBtu. Assuming an average market price during December 2007 of $7.13 per MMBtu, the market value of gas loaned out at December 31, 2007, would have been approximately $108.2 million. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the gas they owe to us, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Our cash and cash equivalents, including funds received after September 30, 2008, as a result of borrowing all of the remaining commitments under our revolving credit facility, were invested primarily in treasury funds and treasury bills. Due to the short-term nature and type of our investments, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our earnings or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the federal securities laws, including this report is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us under the federal securities laws is accumulated and communicated to us on a timely basis to allow decisions regarding required disclosure.

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Boardwalk Pipeline Partners, LP

By: Boardwalk GP, LP
its general partner

By: Boardwalk GP, LLC
its general partner

Dated: October 28, 2008	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer