Form 10-Q
period 2009-03-31
Boardwalk Pipeline Partners, LP
filed 2009-04-29
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                                                        (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

  As of April 23, 2009, the registrant had 154,934,609 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

March 31, 2009

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	March 31,	December 31,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$114.6	$137.7
Short-term investments	-	175.0
Receivables:
Trade, net	76.2	67.3
Other	20.4	18.0
Gas transportation receivables	40.5	13.5
Inventories	3.4	2.6
Costs recoverable from customers	5.4	5.4
Gas stored underground	0.9	0.2
Prepayments	5.0	17.3
Other current assets	17.0	14.8
Total current assets	283.4	451.8

Property, Plant and Equipment:
Natural gas transmission plant	6,044.6	3,871.0
Other natural gas plant	216.9	215.2
	6,261.5	4,086.2
Less—accumulated depreciation and amortization	427.2	382.4
	5,834.3	3,703.8
Construction work in progress	267.9	2,196.4
Property, plant and equipment, net	6,102.2	5,900.2

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	129.0	124.8
Costs recoverable from customers	15.3	15.4
Other	86.8	65.9
Total other assets	394.6	369.6

Total Assets	$6,780.2	$6,721.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	March 31,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2009	2008
Current Liabilities:
Payables:
Trade	$113.0	$216.4
Affiliates	1.3	1.8
Other	8.0	7.4
Gas transportation payables	34.8	11.6
Accrued taxes, other	40.8	35.2
Accrued interest	30.3	40.1
Accrued payroll and employee benefits	9.6	16.3
Construction retainage	69.9	76.3
Deferred income	4.9	1.8
Other current liabilities	40.1	27.1
Total current liabilities	352.7	434.0

Long –Term Debt	3,051.3	2,889.4

Other Liabilities and Deferred Credits:
Pension liability	37.0	35.7
Asset retirement obligation	16.7	18.0
Provision for other asset retirement	47.0	45.6
Payable to affiliate	20.6	20.6
Other	40.5	33.3
Total other liabilities and deferred credits	161.8	153.2

Commitments and Contingencies

Partners’ Capital:
Common units – 154.9 million units issued and outstanding as of March 31, 2009, and December 31, 2008	2,472.4	2,504.8
Class B units – 22.9 units issued and outstanding as of March 31, 2009, and December 31, 2008	692.1	692.8
General partner	62.2	62.9
Accumulated other comprehensive loss, net of tax	(12.3)	(15.5)
Total partners’ capital	3,214.4	3,245.0
Total Liabilities and Partners’ Capital	$6,780.2	$6,721.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Operating Revenues:
Gas transportation	$200.9	$176.5
Parking and lending	7.4	5.1
Gas storage	13.6	10.7
Other	1.5	5.0
Total operating revenues	223.4	197.3

Operating Costs and Expenses:
Fuel and gas transportation	15.7	15.9
Operation and maintenance	30.8	24.9
Administrative and general	28.9	25.2
Depreciation and amortization	46.4	27.4
Contract settlement gain	-	(11.2)
Asset impairment	-	1.4
Net loss on disposal of operating assets and related contracts	0.9	0.2
Taxes other than income taxes	22.1	12.0
Total operating costs and expenses	144.8	95.8

Operating income	78.6	101.5

Other Deductions (Income):
Interest expense	26.6	19.0
Interest income	(0.1)	(1.0)
Miscellaneous other income, net	(0.2)	(4.9)
Total other deductions	26.3	13.1

Income before income taxes	52.3	88.4

Income taxes	0.3	0.3

Net income	$52.0	$88.1

Net Income per Unit:	For the Three Months Ended March 31,
	2009	2008
Basic and diluted net income per unit:
Common units (a)	$0.29	$0.68
Class B units	$0.11	$-
Subordinated units (a)	$-	$0.68
Cash distribution to common and subordinated units (a)	$0.48	$0.46
Cash distribution to class B units	$0.30	$-
Weighted-average number of units outstanding:
Common units (a)	154.9	90.7
Class B units	22.9	-
Subordinated units (a)	-	33.1

(a) All of the 33.1 million subordinated units converted to common units on a one-for-one basis in November 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$52.0	$88.1
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	46.4	27.4
Amortization of deferred costs	2.4	2.4
Amortization of acquired executory contracts	-	(0.1)
Asset impairment	-	1.4
Net loss on disposal of operating assets and related contracts	0.9	0.2
Changes in operating assets and liabilities:
Trade and other receivables	(9.3)	1.1
Gas receivables and storage assets	(31.9)	19.6
Costs recoverable from customers	-	(0.8)
Inventories	(14.2)	(2.4)
Other assets	(39.3)	(8.2)
Trade and other payables	(4.7)	(24.2)
Gas payables	29.0	(15.6)
Accrued liabilities	(18.5)	(12.5)
Other liabilities	15.6	(2.1)
Net cash provided by operating activities	28.4	74.3
INVESTING ACTIVITIES:
Capital expenditures	(301.9)	(542.5)
Advances to affiliates, net	-	(0.3)
Sales of short-term investments	175.0	-
Net cash used in investing activities	(126.9)	(542.8)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	-	247.2
Proceeds from borrowings on revolving credit agreement	161.5	153.0
Repayment of borrowings on revolving credit agreement	-	(153.0)
Payments on note payable	(0.3)	-
Distributions	(85.8)	(59.6)
Net cash provided by financing activities	75.4	187.6
Decrease in cash and cash equivalents	(23.1)	(280.9)
Cash and cash equivalents at beginning of period	137.7	317.3
Cash and cash equivalents at end of period	$114.6	$36.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	Subordinated Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2008	$1,473.9	$-	$291.7	$33.2	$4.2	$1,803.0
Add (deduct):
Net income	62.1	-	22.7	3.3	-	88.1
Distributions paid	(41.7)	-	(15.2)	(2.7)	-	(59.6)
Other comprehensive loss	-	-	-	-	(26.0)	(26.0)
Balance March 31, 2008	$1,494.3	$-	$299.2	$33.8	$(21.8)	$1,805.5

Balance January 1, 2009	$2,504.8	$692.8	$-	$62.9	$(15.5)	$3,245.0
Add (deduct):
Net income	42.0	6.2	-	3.8	-	52.0
Distributions paid	(74.4)	(6.9)	-	(4.5)	-	(85.8)
Other comprehensive income	-	-	-	-	3.2	3.2
Balance March 31, 2009	$2,472.4	$692.1	$-	$62.2	$(12.3)	$3,214.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net income	$52.0	$88.1
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	8.0	(24.4)
Reclassification adjustment transferred to Net income from cash flow hedges	(0.9)	0.6
Pension and other postretirement benefits costs	(3.9)	(2.2)
Total comprehensive income	$55.2	$62.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed to own and operate the business conducted by its subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines), and its subsidiaries, Gulf Crossing Pipeline Company, LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (collectively, the operating subsidiaries). As of March 31, 2009, Boardwalk Pipelines Holding Corp. (BPHC) a wholly-owned subsidiary of Loews Corporation (Loews) owns 107.5 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of March 31, 2009, the common units, class B units and general partner interest owned by BPHC represent approximately 74% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and December 31, 2008, and the results of operations, changes in cash flow, changes in partners’ equity and comprehensive income for the three months ended March 31, 2009 and 2008. Reference is made to the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year. All intercompany items have been eliminated in consolidation.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South and Texas Gas provide storage services whereby they store gas on behalf of customers. The pipelines also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheets. The Partnership held for storage or under PAL agreements approximately 45.7 trillion British thermal units (TBtu) of gas owned by third parties as of March 31, 2009. Assuming an average market price during March 2009 of $3.85 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $175.9 million. As of December 31, 2008, the Partnership held for storage or under PAL agreements approximately 63.8 TBtu of gas owned by third parties.

In the course of providing transportation and storage services to customers, the operating subsidiaries may receive different quantities of gas from shippers and operators than the quantities delivered on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are settled in cash or the receipt or delivery of gas in the future. Gulf South and Texas Gas also periodically lend gas to customers under PAL services. As of March 31, 2009, the amount of gas loaned out under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 50.4 TBtu. Assuming an average market price during March 2009 of $3.85 per MMBtu, the market value of that gas was approximately $194.0 million. As of December 31, 2008, the amount of gas loaned out under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 34.4 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations and cash flows.

Note 3: Derivative Financial Instruments

In 2009, the Partnership began applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires entities to provide additional information about their derivative instruments and hedging activities. The application of SFAS No. 161 had no effect on the Partnership’s financial condition, results of operations and cash flows. Additional information required under the standard is contained in the following disclosures.

Subsidiaries of the Partnership use futures, swaps, and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement. This includes approximately $0.9 million and $0.2 million of gas stored underground at March 31, 2009, and December 31, 2008, which the Partnership owns and carries on its balance sheets as current Gas stored underground, and 3.3 billion cubic feet (Bcf) of gas with a book value of $7.5 million that has become available for sale as a result of Phase III of the Western Kentucky Storage Expansion. At March 31, 2009, approximately 7.9 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2009 and 2010. The derivatives qualify for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as such. The Partnership has also periodically used derivatives as cash flow hedges of interest rate risk in anticipation of debt offerings.

All of the Partnership’s derivatives are reported at fair value in accordance with SFAS No. 133. The currently outstanding derivatives are recorded at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures under SFAS No. 157, Fair Value Measurements.

The fair values of derivatives existing as of March 31, 2009, and December 31, 2008, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Commodity contracts	Other current assets	$14.3	Other current assets	$10.5	Other current liabilities	$-	Other current liabilities	$0.1
	Other assets	5.2	Other assets	3.7	Other liabilities	0.3	Other liabilities	-
		$19.5		$14.2		$0.3		$0.1

The effective component of related unrealized gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of Accumulated other comprehensive income (loss) (AOCI). The deferred gains and losses associated with natural gas commodity contracts are recognized in operating revenues when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, SFAS No. 133 requires that the loss be immediately recognized in earnings for the amount that is not expected to be recovered.

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the three months ended March 31, 2009 and 2008.

The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship
Commodity contracts	$8.0	Operating revenues	$1.3	N/A	$-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$8.0		$0.9		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings which were settled in previous periods and are being amortized to earnings over the terms of related anticipated interest payments, generally the terms of the related debt.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At March 31, 2009, all of the Partnership’s derivatives were with two counterparties, however outstanding asset positions under derivative contracts have not resulted in a material concentration of credit risk.

 In accordance with the contracts governing the Partnership’s derivatives, the counterparty or the Partnership may be required to post cash collateral when credit risk exceeds certain thresholds. Contractual provisions with one counterparty require that cash collateral be posted to the extent the fair value amount payable to the other party exceeds $5.0 million. The threshold for posting collateral with the other counterparty varies based on the credit ratings of the contracting subsidiary of the Partnership or the counterparty. Based on credit ratings at March 31, 2009, the Partnership would be required to post cash collateral to the extent the fair value amount payable to the other party exceeds $10.0 million and the counterparty would be required to post cash collateral to the extent the fair value amount payable to the Partnership exceeds $25.0 million. At March 31, 2009, the Partnership held as cash collateral $10.1 million related to its outstanding derivatives, which was recorded in Other current liabilities. At December 31, 2008, the Partnership held $5.4 million in cash collateral related to its outstanding derivatives. Additionally, the outstanding derivative contracts contain ratings triggers which would require the Partnership’s contracting subsidiary to immediately post collateral in the form of cash or a letter of credit for the full value of any of the derivatives that are in a liability position if the subsidiary’s credit rating were reduced below investment grade. At March 31, 2009, the Partnership was not required to post any collateral associated with its derivatives.

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

Note 5:  Commitments and Contingencies

Calpine Energy Services (Calpine) Settlement

In the first quarter 2008, the Partnership received a cash payment of approximately $15.3 million as settlement of a claim against Calpine and recorded a net gain of $11.2 million related to the realization of the unrecognized portion of the claim which was reported as Contract settlement gain on the Condensed Consolidated Statements of Income.

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

A lawsuit entitled Crystal Aucoin, et al. v. Gulf South Pipeline Company, LP, et al., No. 28,157 was filed on February 12, 2004, in the 23rd Judicial District Court for the Parish of Assumption, State of Louisiana. The suit was initially filed as a class action. The defendants at the trial were Gulf South, Dow Chemical Company (Dow Chemical), Dow Hydrocarbon and one of Gulf South’s insurers, Oil Insurance Limited (OIL). The plaintiffs voluntarily dismissed their class action allegations on February 2, 2006. Since that time the case has proceeded in the same court as a mass joinder of approximately 1,200 individual claims. The plaintiffs seek damages for alleged inconvenience and emotional distress arising from being forced to drive on a detour around a road closed due to the gas release. A trial was held in August 2008 on damages for a sample group of 23 plaintiffs. In January 2009, the court awarded damages to these plaintiffs of less than $0.1 million in the aggregate. Gulf South and the other defendants are considering whether to appeal the ruling. Pursuant to an agreement among defendants, Gulf South is responsible for one half of any judgment, subject to final determination of Gulf South’s claim for indemnification from Dow Chemical. The Partnership expects that any judgment amounts paid would be covered by insurance.

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

Litigation is subject to many uncertainties, and it is possible these actions could be decided unfavorably. The Partnership expects claims in each of these cases to be covered by insurance that was in place at the time of the incident. For the first quarter 2009, the Partnership received $0.9 million in insurance proceeds related to previously incurred litigation and remediation costs, which were recorded as reductions to Operating Costs and Expenses. There were no insurance proceeds received in the first quarter 2008 related to this litigation.

Contract Compliance Review

In October 2008, the Federal Energy Regulatory Commission (FERC) issued an order with respect to an interstate natural gas pipeline not affiliated with the Partnership that redefined what types of changes to a contract within FERC’s jurisdiction will be viewed by FERC as a material deviation, thereby requiring that the contract be filed with and approved by FERC. In the fall 2008, the Partnership initiated a review of its transportation and storage contracts for both Gulf South and Texas Gas in order to verify compliance with the order. Based upon the preliminary findings of this review, the Partnership has reported to FERC that certain of its transportation and storage contracts may not be in compliance with the requirements of the order. The Partnership has met with FERC staff to review its findings and discuss additional steps to be taken. Although this matter is in a preliminary stage, the Partnership does not expect the outcome to have a material impact on its financial condition, results of operations or cash flows.

Other Legal Matters

The Partnership's subsidiaries are parties to various other legal actions arising in the normal course of business. Management believes the disposition of all known outstanding legal actions will not have a material adverse impact on the Partnership's financial condition, results of operations or cash flows.

Expansion Capital Projects

In the first quarter 2009, the Partnership placed in service the remaining compression assets associated with its Southeast Expansion. The Partnership also placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals. The Partnership is constructing additional compression facilities for its Gulf Crossing Project and Fayetteville and Greenville Laterals, which are expected to be placed in service in 2010. The Partnership recently received FERC approval to construct the compression for the Fayetteville and Greenville Laterals. The compression related to the Gulf Crossing Project remains subject to FERC approval. Through March 31, 2009, the Partnership spent $735.5 million on the Southeast Expansion, $1.5 billion on the Gulf Crossing Project and $803.0 million on the Fayetteville and Greenville Laterals.

The Partnership is also engaged in Phase III of the Western Kentucky Storage Expansion project, which consists of developing new working gas capacity at its Midland storage facility for which FERC has granted the Partnership market-based rate authority. A portion of the storage capacity went into service in 2008 and the Partnership has entered into contracts for the remaining capacity to be developed, which is expected to be placed in service in November 2009. Through March 31, 2009, the Partnership spent $51.1 million related to this project.

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

         As of March 31, 2009, and December 31, 2008, the Partnership had an accrued liability of approximately $16.3 million and $16.8 million related to assessment and remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, enhancement of groundwater protection measures and other costs. The expenditures are expected to occur over approximately the next ten years. The accrual represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. As of March 31, 2009, and December 31, 2008, approximately $3.5 million was recorded in Other current liabilities and approximately $12.8 million and $13.3 million were recorded in Other Liabilities and Deferred Credits. The Partnership considers environmental assessment, remediation costs and costs associated with compliance with environmental standards to be recoverable through base rates, as they are prudent costs incurred in the ordinary course of business and, therefore, no regulatory asset has been recorded to defer these costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities and other factors.

Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction agreements. These commitments as of March 31, 2009, were approximately (in millions):

Less than 1 year	$161.6
1-3 years	1.3
4-5 years	-
More than 5 years	-
Total	$162.9

There were no substantial changes to the Partnership’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to the Partnership’s Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

The Partnership’s cash distribution policy requires that the Partnership distribute to its various ownership interests on a quarterly basis all of its available cash, as defined in its partnership agreement. Incentive distribution rights (IDRs), which represent a limited partner ownership interest and are currently held by the Partnership’s general partner, represent the contractual right to receive an increasing percentage of quarterly distributions of available cash as follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Limited Partner Unitholders (1)	General Partner and IDRs
First Target Distribution	up to $0.4025	98%	2%
Second Target Distribution	above $0.4025 up to $0.4375	85%	15%
Third Target Distribution	above $0.4375 up to $0.5250	75%	25%
Thereafter	above $0.5250	50%	50%

(1)
The class B unitholders participate in distributions on a pari passu basis with the Partnership’s common units up to $0.30 per unit per quarter. The class B units do not participate in quarterly distributions above $0.30 per unit.

In the first quarter 2009, the Partnership paid quarterly distributions to unitholders of record, including common and class B units and the 2% general partner interest and IDRs held by its general partner of $0.48 per common unit. In the first quarter 2008, the Partnership paid quarterly distributions to unitholders of record, including common and subordinated units and the 2% general partner interest and IDRs held by its general partner, of $0.46 per common unit.

Net Income per Unit

In the first quarter 2009, the Partnership began applying the provisions of Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (EITF No. 07-4) which provides that net income for the current period be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating net income per unit. Any residual amount representing undistributed net income (or losses) is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement.

Under the Partnership’s partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro rata basis, except that the class B units participation in net income is limited to $0.30 per unit per quarter. Payments made on account of the Partnership’s various ownership interests are determined in relation to actual declared distributions, and are not based on the assumed allocations required by EITF No. 07-4.

 The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the quarter ending March 31, 2009 (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$52.0
Declared distribution	86.8	$75.1	$6.9	$4.8
Assumed allocation of undistributed net loss	(34.8)	(29.7)	(4.4)	(0.7)
Assumed allocation of net income	$52.0	$45.4	$2.5	$4.1
Weighted average units outstanding		154.9	22.9
Net income per unit		$0.29	$0.11

As a result of applying the provisions of EITF No. 07-04, net income per unit for the first quarter 2008 has been retrospectively adjusted from $0.60 per common and subordinated unit, as originally reported using the provisions of EITF Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, to $0.68 per common and subordinated unit. The following table provides a reconciliation of net income and the assumed allocation of net income to the common and subordinated units for purposes of computing net income per unit for the quarter ending March 31, 2008 (in millions, except per unit data):

	Total	Common Units	Subordinated Units	General Partner and IDRs
Net income	$88.1
Declared distribution	60.5	$42.2	$15.4	$2.9
Assumed allocation of undistributed net income	27.6	19.8	7.2	0.6
Assumed allocation of net income	$88.1	$62.0	$22.6	$3.5
Weighted average units outstanding		90.7	33.1
Net income per unit		$0.68	$0.68

Note 7:  Financing

Notes and Debentures

As of March 31, 2009, and December 31, 2008, the weighted-average interest rate of the Partnership’s notes and debentures was 5.89%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2009, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50.0 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of the Partnership’s borrowing requests since that time. Borrowings outstanding under the credit facility as of March 31, 2009, and December 31, 2008, were $953.5 million and $792.0 million with a weighted-average borrowing rate of 0.79% and 3.43%. As of March 31, 2009, the Partnership had fully borrowed against all commitments available under the credit facility.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by its subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets, and sales-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months, of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2009, and December 31, 2008.

Note 8: Property, Plant and Equipment

In first quarter 2009, the Partnership placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals and the remaining compression facilities associated with its Southeast Expansion project. As a result, approximately $2.1 billion was transferred from work in progress to plant. The assets will generally be depreciated over a term of 35 years.

Note 9:  Employee Benefits

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

Components of net periodic benefit cost for both the retirement plans and postretirement benefits other than pensions (PBOP) for the three months ended March 31, 2009 and 2008 were the following (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$0.9	$0.9	$0.1	$0.2
Interest cost	1.7	1.6	0.8	0.8
Expected return on plan assets	(1.4)	(1.7)	(1.0)	(1.3)
Amortization of prior service credit	-	-	(1.9)	(1.9)
Amortization of unrecognized net loss	0.5	-	0.3	-
Regulatory asset decrease	-	-	1.4	1.4
Net periodic pension expense	$1.7	$0.8	$(0.3)	$(0.8)

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and Gulf South employees are provided retirement benefits under a defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $1.7 million and $1.5 million for the three months ended March 31, 2009 and 2008.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership and its subsidiaries under services agreements which have been operative since the Partnership’s initial public offering. Services provided by Loews include, among others, information technology, tax, risk management, internal audit and corporate development services. Loews charged $3.9 million and $4.0 million for the three months ended March 31, 2009 and 2008 to the Partnership for performing these services, plus related expenses, and allocated overheads.

Distributions paid related to limited partner units held by BPHC, the 2% general partner interest and IDRs held by Boardwalk GP were $63.0 million and $42.4 million during the first quarter 2009 and 2008.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The following table shows the components of Accumulated other comprehensive loss, net of tax which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of	As of
	March 31, 2009	December 31, 2008
Gain (loss) on cash flow hedges, net of tax	$6.4	$(0.7)
Deferred components of net periodic benefit cost, net of tax	(18.7)	(14.8)
Total Accumulated other comprehensive loss	$(12.3)	$(15.5)

Note 12:  Guarantee of Securities of Subsidiaries

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

The Partnership’s subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at March 31, 2009. Note 7 contains additional information regarding the Partnership’s debt and related covenants.

Note 13:  Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods beginning after June 15, 2009. The Partnership does not expect this standard to impact its financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently assessing the impact FSP No. FAS 157-4 will have on its financial condition and results of operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Through our subsidiaries, Gulf Crossing Pipeline Company, LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (collectively, the operating subsidiaries), we own and operate three interstate natural gas pipeline systems including integrated storage facilities. Our pipeline systems originate in the Gulf Coast region and extend northeasterly to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio. As of March 31, 2009, Boardwalk Pipelines Holding Corp. (BPHC) a wholly-owned subsidiary of Loews Corporation (Loews) owns 107.5 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of March 31, 2009, the common units, class B units and general partner interest owned by BPHC represent approximately 74% of our equity interests, excluding the IDRs. Our common units are traded under the symbol “BWP” on the New York Stock Exchange.

Our transportation services consist of firm transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, whereby the customer pays to transport gas only when capacity is available and used. We offer firm storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. Our operating costs and expenses typically do not vary significantly based upon the amount of gas transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Condensed Consolidated Statements of Income.

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

Expansion Projects

During the first quarter 2009, we placed in service the remaining pipeline assets and the initial compression assets associated with our major pipeline expansion projects, all of which are now transporting natural gas.  Additional compression facilities will be constructed in 2010 on the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals to increase the peak-day delivery capacities of those projects.

We are seeking authority from the Pipelines and Hazardous Material Safety Administration (PHMSA) to operate our new expansion pipelines under special permits that would allow them to be operated at higher operating pressures, thereby increasing the peak-day transmission capacity. During this permitting process, we have discovered anomalies in pipe segments on each of our expansion pipelines. We have tested a significant portion of our expansion pipeline joints and have identified anomalies (slight expansion of the pipe) in less than 1% of the joints. Testing for anomalies is continuing on the remaining portions of the expansion pipelines. In response to these discoveries, and in consultation with PHMSA, we reduced operating pressures on all of our expansion pipelines to levels below normal operating pressures and this reduction will continue until we obtain permission from PHMSA to increase operating pressures. This reduction has limited our ability to transport the maximum contracted amounts on our expansion pipelines which lowers our transportation revenues.

The following provides information on the volumes currently being transported by each of our expansion pipelines. The anticipated peak-day delivery capacity stated below for each expansion pipeline assumes that pipe anomalies have been remediated and that we have received authority from PHMSA to operate the pipeline at higher operating pressures under a special permit:

East Texas Pipeline – We are currently flowing approximately 1.1 billion cubic feet (Bcf) per day of natural gas, out of the anticipated peak-day delivery capacity of 1.4 Bcf per day.

Southeast Expansion – We are currently flowing approximately 0.5 Bcf per day of natural gas, out of the anticipated peak-day delivery capacity of 1.9 Bcf per day.

Gulf Crossing Project – We are currently flowing approximately 0.7 Bcf per day of natural gas, out of the anticipated peak-day delivery capacity of 1.4 Bcf per day. We expect to increase the peak-day delivery capacity to 1.7 Bcf per day by adding compression, which is expected to be in service in 2010, subject to Federal Energy Regulatory Commission (FERC) approval.

Fayetteville and Greenville Laterals – We are currently flowing approximately 0.7 Bcf per day of natural gas on the Fayetteville Lateral and 0.4 Bcf per day on the Greenville Lateral, in each case out of the anticipated peak-day delivery capacity of 0.8 Bcf per day. In early 2010, we expect to increase the peak-day delivery capacities to 1.3 Bcf per day on the Fayetteville Lateral and 1.0 Bcf per day on the Greenville Lateral with the addition of compression facilities. During the second quarter 2009, we expect to replace a section of this line comprised of 18-inch pipe running under the Little Red River in Arkansas with 36-inch pipe.

As a result of these reduced transportation volumes, our revenues from the expansion pipelines were lower than expected in the first quarter 2009, as discussed further under Results of Operations. In addition, we expect to temporarily shut down each expansion pipeline for periods of time during the remainder of 2009 to remove and replace affected pipe joints as necessary. As a result, we expect throughput on these expansion pipelines to be below the full capacity which our shippers have contracted for, causing reduced transportation revenues in future periods. Until we have remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to normal levels, as well as the higher levels under the special permits, we will not be able to operate at our peak-day transmission capacity, which could have a material adverse affect on our business, financial condition, results of operations and cash flows, including our ability to make distributions to unitholders. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher operating pressures. Item 1A, Risk Factors – A portion of the expected maximum daily capacity of our pipeline expansion projects is contingent on our receiving and maintaining authority from PHMSA to operate at higher operating pressures in our Annual Report on Form 10-K for the year ended December 31, 2008, contains more information regarding risks associated with this matter.

In addition to the projects previously described, we recently signed shipper agreements for approximately 0.4 Bcf per day of capacity that will support a further expansion of our Gulf South system to transport natural gas from the Haynesville production area in Louisiana. This expansion, which we anticipate will be in service in late 2010, will be accomplished by adding compression at an expected cost of up to approximately $200.0 million, subject to FERC approval.

We are also engaged in Phase III of our Western Kentucky Storage Expansion project. We have placed in service approximately 5.4 Bcf of new working gas capacity. In the first quarter 2009 we sold the remaining capacity available, and we expect to place into service another 3.0 Bcf of working gas capacity in November 2009. We expect this project to cost approximately $87.7 million, of which we have spent approximately $51.1 million as of March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Our net income for the three months ended March 31, 2009, decreased $36.1 million, or 41%, to $52.0 million compared to $88.1 million for the three months ended March 31, 2008. Operating expenses for the first quarter 2009 were higher than the comparable period in 2008, mainly as a result of increases in depreciation and property taxes associated with our expansion projects. The increase in expenses more than offset the increase in revenues from our expansion projects, which were approximately $12.0 million lower than expected as a result of operating our expansion pipelines at reduced pressures as previously discussed under Expansion Projects.

Operating revenues for the three months ended March 31, 2009, increased $26.1 million, or 13%, to $223.4 million, compared to $197.3 million for the three months ended March 31, 2008. Gas transportation revenues, excluding fuel, increased $28.2 million, primarily from our expansion projects. Gas storage revenues increased $2.9 million related to an increase in storage capacity associated with our Western Kentucky Storage Expansion and PAL revenues increased $2.3 million due to favorable winter-to-summer natural gas price spreads. These increases were partially offset by lower fuel revenues of $7.3 million due to unfavorable natural gas prices.

Operating costs and expenses for the three months ended March 31, 2009, increased $49.0 million, or 51%, to $144.8 million, compared to $95.8 million for the three months ended March 31, 2008. The primary factors for the increases were higher depreciation and other taxes, comprised primarily of property taxes, of $29.1 million associated with an increase in our asset base. Operations and maintenance expense increased $5.9 million due to major maintenance projects and expansion project operations. Administrative and general expense increased $3.7 million due to increases in outside services, unit-based compensation driven by an increase in the price of our common units and employee benefits from reductions in trust assets for our pension and post-retirement benefit plans. The 2008 period was favorably impacted by an $11.2 million contract settlement gain.

Total other deductions increased by $13.2 million, or 100%, to $26.3 million for the three months ended March 31, 2009, compared to $13.1 million for the 2008 period. The primary factor for the increase was higher interest expense of $7.6 million resulting from increased debt levels in 2009 and lower capitalized interest associated with our expansion projects. The 2008 period included $3.1 million of gains from the mark-to-market effect of derivatives associated with the purchase of line pack for our expansion projects.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility to the extent there is undrawn availability thereunder, debt issuances and sales of limited partner units. Our operating subsidiaries use cash from operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines. Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service its outstanding indebtedness and, when available, make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

Maintenance Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2009 and 2008 were $9.2 million and $5.2 million. We expect to fund the remaining 2009 maintenance capital expenditures of approximately $58.6 million from our operating cash flows.

Expansion Capital Expenditures

We will incur costs to remediate the pipeline anomalies previously described, including costs associated with our East Texas Pipeline. Additionally, we are still testing portions of the expansion pipelines for anomalies, thereby making the full cost of remediating the pipelines unknown. However, we anticipate that the cost to remediate the anomalies will not require us to increase our previously announced estimated total cost to complete our expansion projects due to lower costs experienced during the initial phase of the construction. The following table presents the estimated total costs and the amounts invested through March 31, 2009, for our remaining pipeline expansion projects (in millions):

	Estimated Total Cost (1)	Cash Invested through March 31, 2009
Southeast Expansion	$775	$735.5
Gulf Crossing Project	1,800	1,518.6
Fayetteville and Greenville Laterals	1,290	803.0
Total	$3,865	$3,057.1

(1)
Our cost estimates are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

We expect to incur capital expenditures of approximately $800.0 million for the remainder of 2009 and in 2010 to complete our pipeline expansion projects.  The majority of the expenditures are expected to occur in 2009, with the balance to be incurred in early 2010. We also expect to spend up to $200.0 million for our Haynesville project which expenditures are expected to occur in 2010. Our cost and timing estimates for these projects are subject to a variety of risks and uncertainties as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008.

We have financed our expansion capital costs through the issuance of equity and debt, borrowings under our revolving credit facility and available operating cash flow in excess of our operating needs. We anticipate we will need to finance approximately $700.0 million to complete our pipeline expansion projects, including the Haynesville project, which we expect to finance through the issuance of both debt and equity. Our largest unitholder, Loews Corporation, has advised us that it is willing to provide up to an additional $500.0 million of capital to fund these projects to the extent the public markets remain unavailable on acceptable terms. Any additional financing provided by Loews would be subject to review and approval, as to fairness, by our independent Conflicts Committee. Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008, contains more information regarding risks associated with our expansion projects and the related financing.

Revolving Credit Facility

We maintain a revolving credit facility which has aggregate lending commitments of $1.0 billion, under which Boardwalk Pipelines, Gulf South and Texas Gas each may borrow funds, up to applicable sub-limits. A financial institution which has a $50.0 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of our borrowing requests since that time. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over the London Interbank Offered Rate or a base rate defined as the greater of the prime rate or the Federal funds rate plus 50 basis points. The revolving credit facility has a maturity date of June 29, 2012.

As of March 31, 2009, we have fully borrowed against all commitments available under our revolving credit facility, resulting in loans outstanding of $953.5 million with a weighted-average interest rate of 0.79%. We were in compliance with all covenant requirements under our credit facility at March 31, 2009.

Our revolving credit facility contains customary negative covenants, including, among others, limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, sale-leaseback transactions and transactions with our affiliates. The facility also contains a financial covenant that requires us and our subsidiaries to maintain a ratio of total consolidated debt to consolidated earnings before income taxes, depreciation and amortization (as defined in the credit agreement), measured for the preceding twelve months, of not more than five to one. Although we do not believe that these covenants have had, or will have, a material impact on our business and financing activities or our ability to obtain the financing to maintain operations and continue our capital investments, they could restrict us in some circumstances as stated in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008. In particular, maintaining compliance with the financial covenant may limit our ability to incur additional indebtedness to finance our growth projects, which could limit our growth opportunities or require the issuance of more equity securities by us than anticipated.

Distributions

For the three months ended March 31, 2009 and 2008, we paid distributions of $85.8 million and $59.6 million. Note 6 in Part 1, Item 1 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $45.9 million to $28.4 million for the three months ended March 31, 2009, compared to $74.3 million for the comparable 2008 period, primarily due to a $22.2 million increase in inventories and trade receivables, and $11.0 million from the change in net income, excluding non-cash items such as depreciation and amortization and the recognition of income previously deferred.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $415.9 million to $126.9 million for the three months ended March 31, 2009, compared to $542.8 million for the comparable 2008 period, from a $240.6 million decrease in capital expenditures related to our expansion projects, and the sale of $175.0 million of short-term investments.

Changes in cash flow from financing activities

Net cash provided by financing activities decreased $112.2 million to $75.4 million for the three months ended March 31, 2009, compared to $187.6 million for the comparable 2008 period. These decreases resulted from an $85.7 million decrease in proceeds from the issuance of debt and net borrowings under our revolving credit facility and a $26.2 million increase in distributions to our partners.

Contractual Obligations

The table below is updated for significant changes in contractual cash payment obligations as of March 31, 2009, by period (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,063.5	$-	$-	$1,428.5	$1,635.0
Interest on long-term debt (2)	887.9	83.5	234.9	214.4	355.1
Capital commitments (3)	162.9	161.6	1.3	-	-
Total	$4,114.3	$245.1	$236.2	$1,642.9	$1,990.1

(1)	Includes our senior unsecured notes, having maturity dates from 2012 to 2027 and $953.5 million of loans outstanding under our revolving credit facility, having a maturity date of June 29, 2012.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.79% weighted-average interest rate on amounts outstanding under our revolving credit facility as of March 31, 2009, $5.6 million, $15.1 million and $3.7 million would be due under the credit facility in less than one year, 1-3 years, and 4-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2009. The amounts shown do not reflect commitments we have made after March 31, 2009.

       Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2009, we expect to fund approximately $5.0 million to the Texas Gas pension plan.

Off-Balance Sheet Arrangements

At March 31, 2009, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During the first quarter 2009, there were no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•
A portion of the transportation capacity on each of our expansion project pipelines that we expect will ultimately be available is contingent upon our receipt of authority to operate each of these pipelines at higher operating pressures under a special permit issued by PHMSA. To the extent that PHMSA does not grant us authority to operate any of our expansion pipelines under a special permit or withdraws previously granted authority to operate under a special permit, transportation capacity made available to the market and transportation revenues received in the future would be reduced.

•
The successful completion, timing, cost, scope and future financial performance of our expansion projects could differ materially from our expectations due to anomalies or defects in pipe segments, availability of contractors or equipment, ground conditions, weather, difficulties or delays in obtaining regulatory approvals or denied applications, land owner opposition, the lack of adequate materials, labor difficulties or shortages and numerous other factors beyond our control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

With the exception of our revolving credit facility, for which the interest rate is reset each quarter, our debt has been issued at fixed rates. For fixed-rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. The following table presents market risk associated with our fixed-rate long-term debt at March 31, 2009, and December 31, 2008 (in millions, except interest rates):

	March 31, 2009	December 31, 2008
Carrying value of debt	$2,097.8	$2,097.4
Fair value of debt	$1,781.2	$1,863.3
100 basis point increase in interest rates and resulting debt decrease	$113.8	$117.1
100 basis point decrease in interest rates and resulting debt increase	$122.4	$126.1
Weighted-average interest rate	5.89%	5.89%

At March 31, 2009, we had $953.5 million outstanding under our revolving credit agreement at a weighted- average interest rate of 0.79%, which rate is reset approximately each quarter. A 1% increase or decrease in interest rates would increase or reduce our cash payments for interest on the credit facility by $9.5 million on an annual basis. At December 31, 2008, we had $792.0 million outstanding under our revolving credit facility.

At March 31, 2009, and December 31, 2008, $114.6 million and $137.7 million of our undistributed cash, shown on the balance sheets as Cash and cash equivalents, were invested primarily in Treasury fund accounts and at December 31, 2008, $175.0 million was invested in U.S. Treasury notes under repurchase agreements and shown as Short-term investments. Due to the short-term nature of the Treasury fund accounts, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our Cash and cash equivalents.

Commodity risk:

Certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At March 31, 2009, and December 31, 2008, approximately $0.9 million and $0.2 million of gas stored underground, which we own and carry as current Gas stored underground, was available for sale and exposed to commodity price risk. Additionally, 3.3 Bcf of gas with a book value of $7.5 million has become available for sale as a result of Phase III of the Western Kentucky Storage Expansion. We utilize derivatives to hedge certain exposures to market price fluctuations on the anticipated operational sales of gas. Our pipelines do not take title to the natural gas which they transport and store in rendering traditional firm and interruptible storage services; therefore they do not assume the related natural gas commodity price risk associated with that gas.

The derivatives related to the sale of natural gas and cash for fuel reimbursement generally qualify for cash flow hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as such. The effective component of related gains and losses resulting from changes in fair values of the derivatives contracts designated as cash flow hedges are deferred as a component of Accumulated other comprehensive (loss) income. The deferred gains and losses are recognized in earnings when the anticipated transactions affect earnings. Generally, for gas sales and retained fuel, any gains or losses on the related derivatives would be recognized in Operating Revenues.

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

As of March 31, 2009, the amount of gas loaned out under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 50.4 trillion British thermal units (TBtu). Assuming an average market price during March 2009 of $3.85 per million British thermal units (MMBtu), the market value of that gas was approximately $194.0 million. As of December 31, 2008, the amount of gas loaned out under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 34.4 TBtu. Assuming an average market price during December 2008 of $5.85 per MMBtu, the market value of this gas at December 31, 2008, would have been approximately $201.2 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter 2009 that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please read Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities
Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
March 1, 2009 to March 31, 2009 (1)	1,500	$20.58	-	-

(1)	Our general partner purchased these units and subsequently granted them to our independent directors as part of their annual director compensation.

Item 6.  Exhibits

Exhibit Number	Description

*31.1	Certification of Rolf A. Gafvert, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*32.1	Certification of Rolf A. Gafvert, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP

By: Boardwalk GP, LP
its general partner

By: Boardwalk GP, LLC
its general partner

Dated: April 29, 2009	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer