Form 10-Q
period 2009-09-30
Boardwalk Pipeline Partners, LP
filed 2009-10-28
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                                                         (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of October 28, 2009, the registrant had 169,721,916 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

September 30, 2009

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets                                                                                                                                              3
Condensed Consolidated Statements of Income                                                                                                                                   5
Condensed Consolidated Statements of Cash Flows                                                                                                                           6
Condensed Consolidated Statements of Changes in Partners’ Capital                                                                                           7
Condensed Consolidated Statements of Comprehensive Income                                                                                                      8
Notes to Condensed Consolidated Financial Statements                                                                                                                  9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                                        24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                            34

Item 4.  Controls and Procedures                                                                                                                                                             36

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                                                                                        37

Item 1A.  Risk Factors                                                                                                                                                                               37

Item 6.  Exhibits                                                                                                                                                                                           39

Signatures                                                                                                                                                                                                   40

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	September 30,	December 31,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$122.9	$137.7
Short-term investments	-	175.0
Receivables:
Trade, net	71.6	67.3
Other	24.1	18.0
Gas transportation receivables	5.6	13.5
Inventories	4.5	2.6
Costs recoverable from customers	5.4	5.4
Gas stored underground	3.9	0.2
Prepayments	12.0	17.3
Other current assets	9.1	14.8
Total current assets	259.1	451.8

Property, Plant and Equipment:
Natural gas transmission plant	6,297.1	3,871.0
Other natural gas plant	220.7	215.2
Construction work-in-progress	243.4	2,196.4
Property, plant and equipment, gross	6,761.2	6,282.6
Less—accumulated depreciation and amortization	527.1	382.4
Property, plant and equipment, net	6,234.1	5,900.2

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	134.8	124.8
Costs recoverable from customers	15.1	15.4
Other	98.9	65.9
Total other assets	412.3	369.6

Total Assets	$6,905.5	$6,721.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	September 30,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2009	2008
Current Liabilities:
Payables:
Trade	$81.9	$216.4
Affiliates	1.3	1.8
Other	8.7	7.4
Gas transportation payables	7.9	11.6
Accrued taxes, other	71.7	35.2
Accrued interest	32.2	40.1
Accrued interest – affiliate	3.3	-
Accrued payroll and employee benefits	14.6	16.3
Construction retainage	37.9	76.3
Deferred income	24.3	1.8
Other current liabilities	34.4	27.1
Total current liabilities	318.2	434.0

Long –term debt	2,924.5	2,889.4
Long –term debt – affiliate	100.0	-
Total long-term debt	3,024.5	2,889.4

Other Liabilities and Deferred Credits:
Pension liability	33.5	35.7
Asset retirement obligation	16.9	18.0
Provision for other asset retirement	48.5	45.6
Payable to affiliate	26.7	20.6
Other	50.0	33.3
Total other liabilities and deferred credits	175.6	153.2

Commitments and Contingencies

Partners’ Capital:
Common units – 169.7 million units outstanding as of September 30, 2009, and 154.9 million units outstanding as of December 31, 2008	2,666.3	2,504.8
Class B units – 22.9 million units outstanding as of September 30, 2009, and December 31, 2008	682.3	692.8
General partner	66.1	62.9
Accumulated other comprehensive loss	(27.5)	(15.5)
Total partners’ capital	3,387.2	3,245.0
Total Liabilities and Partners’ Capital	$6,905.5	$6,721.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Gas transportation	$175.7	$172.8	$545.9	$509.5
Parking and lending	9.5	3.0	25.3	12.7
Gas storage	14.3	13.7	42.2	38.0
Other	5.9	2.1	16.8	19.0
Total operating revenues	205.4	191.6	630.2	579.2

Operating Costs and Expenses:
Fuel and gas transportation	11.6	32.8	38.1	79.9
Operation and maintenance	35.7	35.6	98.7	84.2
Administrative and general	29.8	25.8	89.3	78.3
Depreciation and amortization	52.5	33.6	150.5	91.4
Contract settlement gain	-	-	-	(11.2)
Asset impairment	-	-	-	1.4
Net loss (gain) on disposal of operating assets and related contracts	1.4	(36.1)	7.8	(50.1)
Taxes other than income taxes	20.0	11.1	59.6	34.0
Total operating costs and expenses	151.0	102.8	444.0	307.9

Operating income	54.4	88.8	186.2	271.3

Other Deductions (Income):
Interest expense	32.6	9.3	90.5	46.0
Interest expense – affiliates	3.1	-	4.8	-
Interest income	-	(0.7)	(0.2)	(2.1)
Miscellaneous other income, net	-	6.3	(0.2)	0.2
Total other deductions	35.7	14.9	94.9	44.1

Income before income taxes	18.7	73.9	91.3	227.2

Income tax (benefit) expense	(0.1)	0.3	0.2	0.8

Net Income	$18.8	$73.6	$91.1	$226.4

Net Income per Unit:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted net income per unit:
Common units (a)	$0.10	$0.47	$0.51	$1.65
Class B units	$(0.10)	$0.30	$(0.09)	$0.30
Subordinated units (a)	$-	$0.47	$-	$1.61
Cash distribution to common and subordinated units (a)	$0.49	$0.47	$1.455	$1.395
Cash distribution to class B units	$0.30	$-	$0.90	$-
Weighted-average number of units outstanding:
Common units (a)	166.2	100.7	158.9	94.6
Class B units (b)	22.9	22.9	22.9	22.9
Subordinated units (a)	-	33.1	-	33.1
(a) All of the 33.1 million subordinated units converted to common units on a one-for-one basis in November 2008.
(b) Number of class B units shown is weighted from July 1, 2008, which is the date they became eligible to participate in earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$91.1	$226.4
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	150.5	91.4
Amortization of deferred costs	7.0	6.9
Amortization of acquired executory contracts	-	(0.2)
Asset impairment	-	1.4
Net loss (gain) on disposal of operating assets and related contracts	7.8	(50.1)
Changes in operating assets and liabilities:
Trade and other receivables	(8.3)	2.4
Gas receivables and storage assets	(5.9)	5.8
Costs recoverable from customers	-	0.6
Inventories	(30.8)	(1.3)
Other assets	(25.9)	(39.4)
Trade and other payables	18.0	6.7
Other payables, affiliates	2.8	0.7
Gas payables	(0.8)	12.9
Accrued liabilities	21.0	14.9
Other liabilities	39.2	(3.0)
Net cash provided by operating activities	265.7	276.1
INVESTING ACTIVITIES:
Capital expenditures	(656.9)	(1,905.6)
Proceeds from sale of operating assets	-	63.0
Proceeds from insurance reimbursements and other recoveries	-	4.7
Advances to affiliates, net	-	0.9
Sales of short-term investments	175.0	-
Net cash used in investing activities	(481.9)	(1,837.0)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	346.7	247.2
Proceeds from borrowings on revolving credit agreement	161.5	778.0
Repayment of borrowings on revolving credit agreement	(475.0)	(522.0)
Payments on note payable	(1.0)	-
Proceeds from long-term debt – affiliate	200.0	-
Repayment of long-term debt – affiliate	(100.0)	-
Distributions	(263.9)	(186.3)
Proceeds from sale of common units	326.3	243.6
Proceeds from sale of class B units	-	686.0
Capital contribution from general partner	6.8	19.2
Net cash provided by financing activities	201.4	1,265.7
(Decrease) increase in cash and cash equivalents	(14.8)	(295.2)
Cash and cash equivalents at beginning of period	137.7	317.3
Cash and cash equivalents at end of period	$122.9	$22.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	Subordinated Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2008	$1,473.9	$-	$291.7	$33.2	$4.2	$1,803.0
Add (deduct):
Net income	155.2	6.9	54.6	9.7	-	226.4
Distributions paid	(131.1)	-	(46.2)	(9.0)	-	(186.3)
Sale of common units, net of related transaction costs	243.6	-	-	-	-	243.6
Sale of class B units	-	686.0	-	-	-	686.0
Capital contribution from general partner	-	-	-	19.2	-	19.2
Other comprehensive loss	-	-	-	-	(7.4)	(7.4)
Balance September 30, 2008	$1,741.6	$692.9	$300.1	$53.1	$(3.2)	$2,784.5

Balance January 1, 2009	$2,504.8	$692.8	$-	$62.9	$(15.5)	$3,245.0
Add (deduct):
Net income	70.0	10.1	-	11.0	-	91.1
Distributions paid	(228.7)	(20.6)	-	(14.6)	-	(263.9)
Sale of common units, net of related transaction costs	320.2	-	-	-	-	320.2
Capital contribution from general partner	-	-	-	6.8	-	6.8
Other comprehensive loss	-	-	-	-	(12.0)	(12.0)
Balance September 30, 2009	$2,666.3	$682.3	$-	$66.1	$(27.5)	$3,387.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$18.8	$73.6	$91.1	$226.4
Other comprehensive (loss) income:
(Loss) gain on cash flow hedges	(0.2)	21.5	7.8	(25.9)
Reclassification adjustment transferred to Net income from cash flow hedges	(5.8)	7.4	(13.8)	25.1
Pension and other postretirement benefits costs	(1.1)	(2.2)	(6.0)	(6.6)
Total Comprehensive Income	$11.7	$100.3	$79.1	$219.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed to own and operate the business conducted by its subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines), and its subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (collectively, the operating subsidiaries). As of September 30, 2009, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews) owned 114.2 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of September 30, 2009, the common units, class B units and general partner interest owned by BPHC represent approximately 72% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and December 31, 2008, and the results of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008, and changes in cash flow and changes in partners’ equity for the nine months ended September 30, 2009 and 2008. Reference is made to the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year. All intercompany items have been eliminated in consolidation. Subsequent events have been evaluated through October 28, 2009, the issuance date of these financial statements.

In the third quarter 2009, the Financial Accounting Standards Board Accounting Standards Codification (Codification) became effective as the authoritative source of accounting principles generally accepted in the United States, with the exception of rules and interpretive releases of the SEC. As a result, any references to specific authoritative accounting guidance in this Form 10-Q have been conformed with the Codification.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South and Texas Gas provide storage services whereby they store gas on behalf of customers. The pipelines also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 88.5 trillion British thermal units (TBtu) of gas owned by third parties as of September 30, 2009. Assuming an average market price during September 2009 of $2.79 per million British thermal unit (MMBtu), the market value of gas held on behalf of others was approximately $246.9 million. As of December 31, 2008, the Partnership held for storage or under PAL agreements approximately 63.8 TBtu of gas owned by third parties.

In the course of providing transportation and storage services to customers, the operating subsidiaries may receive different quantities of gas from shippers and operators than the quantities delivered on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are settled in cash or the receipt or delivery of gas in the future. Gulf South and Texas Gas also periodically lend gas to customers under PAL services. As of September 30, 2009, the amount of gas loaned under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 6.4 TBtu. Assuming an average market price during September 2009 of $2.79 per MMBtu, the market value of that gas was approximately $17.9 million. As of December 31, 2008, the amount of gas loaned under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 34.4 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations and cash flows.

Note 3: Derivative Financial Instruments

Subsidiaries of the Partnership use futures, swaps, and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement. This includes approximately $3.9 million and $0.2 million of gas stored underground at September 30, 2009, and December 31, 2008, which the Partnership owns and carries on its balance sheets as current Gas stored underground, and 3.3 billion cubic feet (Bcf) of gas with a book value of $7.5 million that has become available for sale as a result of Phase III of the Western Kentucky Storage Expansion. At September 30, 2009, approximately 6.0 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2009 and 2010. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership has also periodically used derivatives as cash flow hedges of interest rate risk in anticipation of debt offerings.

All of the Partnership’s currently outstanding derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The Partnership has not changed its valuation techniques or inputs during the reporting period.

The fair values of derivatives existing as of September 30, 2009, and December 31, 2008, were included in the following captions on the Condensed Consolidated Balance Sheets (in millions):
	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$5.4	Other current assets	$10.5	Other current liabilities	$1.3	Other current liabilities	$0.1
	Other assets	0.9	Other assets	3.7	Other liabilities	-	Other liabilities	-
		$6.3		$14.2		$1.3		$0.1

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the three and nine month periods ended September 30, 2009 and 2008.

The effective component of unrealized gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of accumulated other comprehensive income (AOCI). The deferred gains and losses associated with the anticipated operational sale of gas reported as current Gas stored underground are recognized in operating revenues when the anticipated transactions affect earnings. The deferred gains and losses associated with the anticipated sale of gas that has become available for sale as a result of Phase III of the Western Kentucky Storage Expansion are recognized in Net loss (gain) on disposal of operating assets and related contracts when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, the loss is required to be immediately recognized in earnings for the amount that is not expected to be recovered. No such losses were recognized in the three and nine month periods ended September 30, 2009.  For the three month period ended September 30, 2008, the Partnership did not record any such losses and $1.7 million of losses were recognized for the nine month period ended September 30, 2008.

The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2009, were (in millions):
	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)		Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$	(0.2)	Operating revenues	$6.5	Net gain/(loss) on disposal of operating assets and related contracts	$(0.3)
Interest rate contracts (1)		-	Interest expense	(0.4)	N/A	-
		$(0.2)		$6.1		$(0.3)

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings which were settled in previous periods and are being amortized to earnings over the terms of related interest payments, generally the terms of the related debt.

The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009, were (in millions):
	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$7.8	Operating revenues	$15.5	Net gain/(loss) on disposal of operating assets and related contracts	$(0.4)
Interest rate contracts (1)	-	Interest expense	(1.3)	N/A	-
	$7.8		$14.2		$(0.4)

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings which were settled in previous periods and are being amortized to earnings over the terms of related interest payments, generally the terms of the related debt.

In the first quarter 2008, approximately 5.1 Bcf of gas stored underground with a book value of $11.8 million became available for sale related to the Western Kentucky Storage Expansion. The Partnership entered into derivatives, which were designated as cash flow hedges, to hedge the price exposure related to the expected sale of this gas. All of the gas was sold in the second and third quarters of 2008, and the related derivatives were settled, resulting in gains of $19.7 million and $34.4 million for the three and nine months ended September 30, 2008, which were reported in Net loss (gain) on disposal of operating assets and related contracts on the Condensed Consolidated Statements of Income.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At September 30, 2009, all of the Partnership’s derivatives were with two counterparties, however outstanding asset positions under derivative contracts have not resulted in a material concentration of credit risk.

 In accordance with the contracts governing the Partnership’s derivatives, the counterparty or the Partnership may be required to post cash collateral when credit risk exceeds certain thresholds. Contractual provisions with one counterparty require that cash collateral be posted to the extent the fair value amount payable to the other party exceeds $5.0 million. The threshold for posting collateral with the other counterparty varies based on the credit ratings of the contracting subsidiary of the Partnership or the counterparty. Based on credit ratings at September 30, 2009, the Partnership would be required to post cash collateral to the extent the fair value amount payable to the other party exceeds $10.0 million and the counterparty would be required to post cash collateral to the extent the fair value amount payable to the Partnership exceeds $25.0 million. Additionally, the outstanding derivative contracts contain ratings triggers which would require the Partnership’s contracting subsidiary to immediately post collateral in the form of cash or a letter of credit for the full value of any of the derivatives that are in a liability position if the subsidiary’s credit rating were reduced below investment grade. At September 30, 2009, the Partnership was not required to post any collateral associated with its derivatives. At September 30, 2009, and December 31, 2008, the Partnership held as cash collateral $0.8 million and $5.4 million related to its outstanding derivatives, which was recorded in Other current liabilities.

Note 4:  Income Taxes

The Partnership is not a taxable entity for federal income tax purposes. As such, it does not directly pay federal income tax. The Partnership’s taxable income or loss, which may vary substantially from the net income or loss reported in the Condensed Consolidated Statements of Income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of the Partnership’s net assets for financial and income tax purposes cannot be readily determined as the Partnership does not have access to the information about each partner’s tax attributes. The subsidiaries of the Partnership directly incur some income-based state taxes which are presented in Income tax (benefit) expense on the Condensed Consolidated Statements of Income.

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

A lawsuit entitled Crystal Aucoin, et al. v. Gulf South Pipeline Company, LP, et al., No. 28,157 was filed on February 12, 2004, in the 23rd Judicial District Court for the Parish of Assumption, State of Louisiana. The suit was initially filed as a class action. The defendants at the trial were Gulf South, Dow Chemical Company (Dow Chemical), Dow Hydrocarbon and one of Gulf South’s insurers, Oil Insurance Limited (OIL). The plaintiffs voluntarily dismissed their class action allegations on February 2, 2006. Since that time the case has proceeded in the same court as a mass joinder of approximately 1,200 individual claims. The plaintiffs seek damages for alleged inconvenience and emotional distress arising from being forced to drive on a detour around a road closed due to the gas release. A trial was held in August 2008 on damages for a sample group of 23 plaintiffs. In January 2009, the court awarded damages to these plaintiffs of less than $0.1 million in the aggregate. Gulf South and the other defendants have appealed the ruling. Pursuant to an agreement among defendants, Gulf South is responsible for one half of any judgment, subject to final determination of Gulf South’s claim for indemnification from Dow Chemical. The Partnership expects that any judgment amounts paid would be covered by insurance.

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

Litigation is subject to many uncertainties, and it is possible these actions could be decided unfavorably. The Partnership expects claims in each of these cases to be covered by insurance that was in place at the time of the incident. For the nine month periods ended September 30, 2009 and 2008, the Partnership received $2.6 million and $4.1 million in insurance proceeds related to previously incurred litigation, settlement and remediation costs, which were recorded as reductions to Operating Costs and Expenses.

Contract Compliance Review

In October 2008, the Federal Energy Regulatory Commission (FERC) issued an order with respect to an interstate natural gas pipeline not affiliated with the Partnership that redefined what types of changes to a contract are within FERC’s jurisdiction and will be viewed by FERC as a material deviation, thereby requiring that the contract be filed with and approved by FERC. In the fall 2008, the Partnership initiated a review of its transportation and storage contracts for both Gulf South and Texas Gas in order to verify compliance with the order. Based upon the findings of this review, the Partnership has reported to FERC that certain of its transportation and storage contracts may not be in compliance with the requirements of the order. The Partnership does not expect the outcome of these findings to have a material impact on its financial condition, results of operations or cash flows.

Other Legal Matters

The Partnership's subsidiaries are parties to various other legal actions arising in the normal course of business. Management believes the disposition of all known outstanding legal actions will not have a material adverse impact on the Partnership's financial condition, results of operations or cash flows.

Expansion Capital Projects

In the first quarter 2009, the Partnership placed in service the remaining compression assets associated with its Southeast Expansion. The Partnership also placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals. The Partnership is constructing additional compression facilities for its Gulf Crossing Project and Fayetteville and Greenville Laterals, for which the necessary FERC approvals were received in 2009, and which are expected to be placed in service in 2010. Through September 30, 2009, the Partnership spent $751.6 million on the Southeast Expansion, $1.6 billion on the Gulf Crossing Project and $967.3 million on the Fayetteville and Greenville Laterals.

The Partnership has completed Phase III of the Western Kentucky Storage Expansion project, which consisted of developing new working gas capacity at its Midland storage facility for which FERC has granted the Partnership market-based rate authority. A portion of the storage capacity went into service in 2008 and the remaining capacity related to this project was placed into service in October 2009. Through September 30, 2009, the Partnership spent $65.3 million related to this project.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. The Partnership accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. In addition to federal and state mandated remediation requirements, the Partnership often enters into voluntary remediation programs with regulatory agencies. Depending on the results of on-going assessments and review of any data collected, the Partnership’s liabilities for environmental remediation are updated based on new facts and circumstances. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the Environmental Protection Agency or other governmental authorities and other factors.

 As of September 30, 2009, and December 31, 2008, the Partnership had an accrued liability of approximately $15.2 million and $16.8 million related to assessment and remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, enhancement of groundwater protection measures and other costs. The expenditures are expected to occur over approximately the next ten years. The accrual represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters.  As of September 30, 2009, and December 31, 2008, approximately $3.5 million was recorded in Other current liabilities and approximately $11.7 million and $13.3 million were recorded in Other Liabilities and Deferred Credits.

Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction agreements. These commitments as of September 30, 2009, were approximately (in millions):

Less than 1 year	$138.0
1-3 years	6.5
4-5 years	-
More than 5 years	-
Total	$144.5

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

In the third quarter 2009, the Partnership paid quarterly distributions to its common unitholders of record of $0.49 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the third quarter 2008, the Partnership paid quarterly distributions to unitholders of record, including common and subordinated units, of $0.475 per common unit and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In October 2009, the Partnership declared a quarterly cash distribution to unitholders of record of $0.495 per common unit.

Net Income per Unit

 For purposes of calculating net income per unit, net income for the current period is reduced by the amount of available cash that will be distributed with respect to that period. Any residual amount representing undistributed net income (or loss) is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement.

Under the Partnership’s partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro rata basis, except that the class B units’ participation in net income is limited to $0.30 per unit per quarter. Payments made on account of the Partnership’s various ownership interests are determined in relation to actual declared distributions, and are not based on the assumed allocations required under generally accepted accounting principles.

 The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended September 30, 2009 (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$18.8
Declared distribution	96.7	$84.0	$6.9	$5.8
Assumed allocation of undistributed net loss	(77.9)	(67.1)	(9.2)	(1.6)
Assumed allocation of net income	$18.8	$16.9	$(2.3)	$4.2
Weighted average units outstanding		166.2	22.9
Net income per unit		$0.10	$(0.10)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the nine months ended September 30, 2009 (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$91.1
Declared distribution	274.9	$238.3	$20.6	$16.0
Assumed allocation of undistributed net loss	(183.8)	(157.4)	(22.7)	(3.7)
Assumed allocation of net income	$91.1	$80.9	$(2.1)	$12.3
Weighted average units outstanding		158.9	22.9
Net income per unit		$0.51	$(0.09)

In the first quarter 2009, the Partnership changed the method used in computing its net income per unit due to changes in generally accepted accounting principles. As a result, net income per unit for the three and nine months ended September 30, 2008, has been retrospectively adjusted from $0.47 and $1.58 per common and subordinated unit, as originally reported, to $0.47 and $1.65 per common unit and $0.47 and $1.61 per subordinated unit. The following table provides a reconciliation of net income and the assumed allocation of net income to the common and subordinated units for purposes of computing net income per unit for the three months ended September 30, 2008 (in millions, except per unit data):
	Total	Common Units	Class B Units (a)	Subordinated Units	General Partner And IDRs
Net income	$73.6
Declared distribution	74.1	$47.8	$6.9	$15.7	$3.7
Assumed allocation of undistributed net loss	(0.5)	(0.3)	(0.1)	(0.1)	-
Assumed allocation of net income	$73.6	$47.5	$6.8	$15.6	$3.7
Weighted average units outstanding		100.7	22.9	33.1
Net income per unit		$0.47	$0.30	$0.47
(a)   Number of units shown is weighted from July 1, 2008, which is the date the class B units became eligible to participate in income allocations.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and subordinated units for purposes of computing net income per unit for the nine months ended September 30, 2008 (in millions, except per unit data):
	Total	Common Units	Class B Units (a)	Subordinated Units	General Partner And IDRs
Net income	$226.4
Declared distribution	200.8	$137.3	$6.9	$46.6	$10.0
Assumed allocation of undistributed net loss	25.6	18.6	-	6.5	0.5
Assumed allocation of net income	$226.4	$155.9	$6.9	$53.1	$10.5
Weighted average units outstanding		94.6	22.9	33.1
Net income per unit		$1.65	$0.30	$1.61
(a)   Number of units shown is weighted from July 1, 2008, which is the date the class B units became eligible to participate in income allocations.

Note 7:  Financing

Notes and Debentures

For the nine months ended September 30, 2009 and 2008, the Partnership completed the following debt issuances of notes and debentures, the proceeds of which were used to directly and indirectly fund the Partnership’s expansion projects through the reduction of borrowings under its Subordinated Loan Agreement and revolving credit facility, both described below (in millions, except interest rate percentage):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds	Interest Rate	Maturity Date	Interest Payable
August 2009	Boardwalk Pipelines	$350.0	$3.3	$346.7	5.75%	September 15, 2019	March 15 and September 15
March 2008	Texas Gas	250.0	2.8	247.2	5.50%	April 1, 2013	April 1 and October 1

The notes are redeemable, in whole or in part, at the Partnership’s option at any time, at redemption prices equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a rate equal to the Treasury rate plus 20 to 50 basis points depending upon the particular issue of notes, plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default. As of September 30, 2009, and December 31, 2008, the weighted-average interest rate of the Partnership’s notes and debentures was 5.89%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At September 30, 2009, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Long Term Debt - Affiliate

In the second quarter 2009, Boardwalk Pipelines entered into a Subordinated Loan Agreement with BPHC under which Boardwalk Pipelines borrowed $200.0 million (Subordinated Loans). The Subordinated Loans bear interest at 8.00% per year, payable semi-annually in June and December, commencing December 2009, and mature six months after the maturity (including any term-out option period) of the revolving credit facility. The Subordinated Loans must be prepaid with the net cash proceeds from the issuance of additional equity securities by the Partnership or the incurrence of certain indebtedness by the Partnership or its subsidiaries although BPHC may waive such prepayment. The Subordinated Loans are subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wachovia Bank, National Association, as representative of the lenders under the revolving credit facility. During the third quarter 2009, the Partnership repaid $100.0 million outstanding under the Subordinated Loans, including accrued interest. As of September 30, 2009, the Partnership had $100.0 million outstanding under the Subordinated Loan Agreement with no additional borrowing capacity available.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50.0 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of the Partnership’s borrowing requests since that time. Borrowings outstanding under the credit facility as of September 30, 2009, and December 31, 2008, were $478.5 million and $792.0 million with a weighted-average borrowing rate of 0.49% and 3.43%.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by its subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets, and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months, of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of September 30, 2009. The revolving credit facility has a maturity date of June 29, 2012, provided, however, that the Partnership has the option to convert all outstanding revolving loans on such date to term loans having a maturity date of June 29, 2013.

Offerings of Common Units

For the nine months ended September 30, 2009 and 2008, the Partnership completed the following equity offerings, the proceeds of which were used to finance a portion of the Partnership’s expansion projects and to repay amounts borrowed under the revolving credit facility (in millions, except the offering price):
Month of Offering	Number of Common Units	Offering Price	Underwriting Discounts and Expenses		Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering		Common Units Held by the Public After Offering
August 2009 (a)	8.1	$23.00	$7.0		$183.1	169.7		55.5
June 2009 (a), (b)	6.7	21.99	-	(c)	150.0	161.6	(d)	47.4
June 2008	10.0	25.30	9.4		248.8	100.7		47.4

(a)	BPHC waived the mandatory prepayment required pursuant to provisions associated with the Subordinated Loans as a result of this offering.
(b)	Sold to BPHC in a private placement.
(c)
Pursuant to the Registration Rights Agreement discussed below, the Partnership agreed to reimburse certain future underwriting discounts and expenses that may be incurred by BPHC upon a resale of these units.

(d)	Includes the conversion of all of the 33.1 million subordinated units into common units in November 2008.

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

Registration Rights Agreement

The Partnership has entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership has agreed to register the resale by BPHC of the common units acquired by BPHC in June 2009 and October 2008 and the common units to be acquired upon conversion of the class B Units. The Partnership also agreed to pay the expenses, including accounting and legal expenses, incurred by BPHC in the sale of such securities and to reimburse BPHC for any underwriting discounts and commissions on the sale by BPHC of certain of such common units. In connection with the June 2009 private placement of common units to BPHC, this agreement was amended to increase the number of units for which the Partnership has agreed to reimburse BPHC for underwriting discounts and commissions from 21.2 million to 27.9 million, up to a maximum of $0.914 per common unit. As of September 30, 2009, and December 31, 2008, the Partnership had an accrued liability of approximately $26.7 million and $20.6 million as a result of the contingent obligation to BPHC.

Note 8: Property, Plant and Equipment

In 2009, the Partnership placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals and the remaining compression facilities associated with its Southeast Expansion project. Additionally, the Partnership placed into service the remaining portion of Phase III of the Western Kentucky Storage Expansion project. As a result, approximately $2.4 billion was transferred from work in progress to plant. The assets will generally be depreciated over a term of 35 years.

Note 9:  Disposition of Coal Reserves

In August 2008, the Partnership completed the sale of its investment in land and coal reserves along the Ohio River in northern Kentucky and Southern Indiana for $16.5 million.  These assets had no book value at the time of the sale, resulting in the Partnership recording a gain of $16.5 million for the three and nine months ended September 30, 2008.  The gain was recorded in Net loss (gain) on disposal of operating assets and related contracts in the Condensed Consolidated Statements of Income.

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

Components of net periodic benefit cost for both the retirement plans and postretirement benefits other than pension (PBOP) for the three and nine months ended September 30, 2009 and 2008 were the following (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$0.9	$0.9	$0.1	$0.1
Interest cost	1.7	1.6	0.8	0.8
Expected return on plan assets	(1.4)	(1.7)	(0.9)	(1.3)
Amortization of prior service credit	-	-	(2.0)	(1.9)
Amortization of unrecognized net loss	0.5	-	0.4	-
Settlement charge	-	0.1	-	-
Regulatory asset decrease	-	-	1.4	1.4
Net periodic expense (benefit)	$1.7	$0.9	$(0.2)	$(0.9)

	Retirement Plans		PBOP
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$2.7	$2.7	$0.3	$0.4
Interest cost	5.1	4.8	2.3	2.4
Expected return on plan assets	(4.1)	(5.0)	(2.6)	(3.7)
Amortization of prior service credit	-	-	(5.8)	(5.8)
Amortization of unrecognized net loss	1.4	-	1.1	-
Settlement charge	-	0.1	-	-
Regulatory asset decrease	-	-	4.1	4.1
Net periodic expense (benefit)	$5.1	$2.6	$(0.6)	$(2.6)

In the third quarter 2009, the Partnership contributed approximately $6.0 million to its defined benefit pension plan.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and Gulf South employees are provided retirement benefits under a defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $1.7 million and $5.0 million for the three and nine months ended September 30, 2009, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2008.

Note 11:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership and its subsidiaries under services agreements which have been operative since the Partnership’s initial public offering. Services provided by Loews include, among others, information technology, tax, risk management, internal audit and corporate development services. Loews charged $4.0 million and $11.9 million for the three and nine months ended September 30, 2009, and $3.1 million and $10.6 million for the three and nine months ended September 30, 2008, to the Partnership for performing these services, plus related expenses and allocated overheads.

Distributions paid related to limited partner units held by BPHC, the 2% general partner interest and IDRs held by Boardwalk GP were $195.0 million and $129.5 million for the nine months ended September 30, 2009, and 2008.

In addition to these transactions, in the second quarter 2009, Boardwalk Pipelines entered into a $200.0 million Subordinated Loan Agreement with BPHC and the Partnership issued and sold 6.7 million common units to BPHC. Note 7 contains more information regarding these transactions.

Note 12:  Accumulated Other Comprehensive Income (Loss)

The following table shows the components of Accumulated other comprehensive loss, which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of	As of
	September 30, 2009	December 31, 2008
Loss on cash flow hedges	$(6.7)	$(0.7)
Deferred components of net periodic benefit cost	(20.8)	(14.8)
Total Accumulated other comprehensive loss	$(27.5)	$(15.5)

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

The Partnership’s subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at September 30, 2009. Note 7 contains additional information regarding the Partnership’s debt and related covenants.

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

At December 31, 2008, the portfolio consisted of $175.0 million of Treasury securities with original maturities in August 2009, held pursuant to overnight repurchase agreements. The amount invested under repurchase agreements was stated at fair value based on quoted market prices for the securities. The Partnership had no short- term investments at September 30, 2009.

Long-Term Debt: All of the Partnership’s long-term debt is publicly traded except for debt issued by Gulf South, the debt issued by Texas Gas in March 2008, the revolving credit facility and the Subordinated Loans categorized as Long-term debt - affiliate. The estimated fair value of the Partnership’s publicly traded debt is based on quoted market prices at September 30, 2009, and December 31, 2008. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2009, and December 31, 2008.

Long-Term Debt - Affiliate:  Borrowings under the Subordinated Loans were completed in 2009. The estimated fair value is based on market prices of similar debt, adjusted for the affiliated nature of the transaction. Note 7 contains more information regarding the Subordinated Loans.

The carrying amount and estimated fair values of the Partnership’s financial instruments as of September 30, 2009, and December 31, 2008 were as follows (in millions):

	September 30, 2009		December 31, 2008
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$122.9	$122.9	$137.7	$137.7
Short-term investments	$-	$-	$175.0	$175.0

Financial Liabilities
Long-term debt	$2,924.5	$2,971.9	$2,889.4	$2,655.3
Long-term debt – affiliate	$100.0	$107.5	$-	$-

Note 15:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2009	2008
Non-cash adjustments:
Accounts payable and Property, plant and equipment	$193.6	$177.8
Accrued registration rights costs	$6.1	$-

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

Overview

Through our subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (collectively, the operating subsidiaries), we own and operate three interstate natural gas pipeline systems including integrated storage facilities. Our pipeline systems originate in the Gulf Coast region and extend northeasterly to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio. As of September 30, 2009, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews) owned 114.2 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of September 30, 2009, the common units, class B units and general partner interest owned by BPHC represent approximately 72% of our equity interests, excluding the IDRs. Our common units are traded under the symbol “BWP” on the New York Stock Exchange.

Our transportation services consist of firm transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, whereby the customer pays to transport gas only when capacity is available and used. We offer firm storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. Our operating costs and expenses typically do not vary significantly based upon the amount of gas transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expense on our Condensed Consolidated Statements of Income.

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

Expansion Projects

During the first quarter 2009, we placed in service the remaining pipeline assets and the initial compression assets associated with our major pipeline expansion projects. Each of these projects is now transporting natural gas at normal operating pressures. Additional compression facilities will be constructed in 2010 on the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals to increase the peak-day delivery capacities of those projects.

Remediation of Pipe Anomalies

As previously reported, we are seeking authority from the Pipeline and Hazardous Materials Safety Administration (PHMSA) to operate our East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and our Fayetteville Lateral under special permits that would allow each pipeline to operate at higher than normal operating pressures (up to 0.80 of the pipe’s Specified Minimum Yield Strength, or SMYS, as opposed to normal operating pressure of up to 0.72 SMYS), thereby increasing each pipeline’s maximum peak-day transmission capacity. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher than normal operating pressures. For those expansion pipelines for which we are seeking special permits, we have entered into firm transportation contracts with shippers which would utilize the maximum capacity available from operating at higher than normal operating pressures. Our Greenville Lateral was constructed to operate at normal operating pressures and we are not seeking the authority to operate that pipeline at higher than normal operating pressures under a special permit.

While completing the requirements to operate at higher than normal operating pressures, we discovered anomalies in certain pipeline segments on each of our expansion projects. Accordingly, we reduced the operating pressures on each pipeline below normal operating pressures as we performed additional testing procedures, remediated the anomalies and sought authority from PHMSA to increase operating pressures, first to normal operating pressures and for those expansion pipelines for which we are seeking special permits, subsequently to higher than normal operating pressures under the special permits. We have also shut down pipeline segments for periods of time to remediate anomalies. We entered into an agreement with PHMSA during the second quarter 2009, which modified each of our special permits and defined the testing protocol and remediation efforts that we need to complete in order to return to normal operating pressures, and for those expansion pipelines for which we are seeking special permits, to operate at higher than normal operating pressures. The testing protocol and remediation efforts include replacement of certain pipe joints, performing investigative digs to physically inspect the pipe sections and conducting metallurgical testing and analysis on a variety of pipe samples.

The pressure reductions and shutdowns that were undertaken to remediate anomalies on our expansion pipeline projects have reduced throughput and adversely affected our transportation revenues, net income and cash flows. At the same time, our operating costs and expenses, particularly depreciation and property taxes, have increased due to costs associated with the expansion project pipelines being placed into service. See Results of Operations for more information on the impacts of the pipeline pressure reductions and shutdowns on our income.

With respect to each of our expansion pipelines, until we have remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to higher  than normal levels under special permits for those expansion pipelines for which we are seeking special permits, we will not be able to operate that pipeline at its anticipated peak-day transmission capacity, which could have a material adverse affect on our business, financial condition, results of operations and cash flows, including our ability to make distributions to unitholders.  See Item 1A, Risk Factors – A portion of the expected maximum daily capacity of our pipeline expansion projects is contingent on our receiving and maintaining authority from PHMSA to operate at higher than normal operating pressures.

Set forth below is information with respect to the status of each of our four pipeline expansion projects as of October 28, 2009. Expected transportation revenues are based on the projected reservation charges under firm contracts.

East Texas Pipeline.  Portions of this pipeline were shut down for periods of time in May and July 2009, during which time we completed the requisite anomaly remediation. Effective July 27, 2009, we received authority from PHMSA to operate the East Texas pipeline at normal operating pressures. At this level of capacity, we are able to meet our current contractual obligations of 1.4 billion cubic feet (Bcf) per day. In October 2009, we requested that PHMSA grant us the authority to operate at higher than normal operating pressures under a special permit.

Southeast Expansion.  Portions of this pipeline were shut down for periods of time in May and July 2009, during which time we completed the requisite anomaly remediation. Effective July 27, 2009, we received authority from PHMSA to operate the Southeast Expansion pipeline at normal operating pressures. At this level of capacity, we are able to meet our current contractual obligations of 1.7 Bcf per day. In October 2009, we requested that PHMSA grant us the authority to operate at higher than normal operating pressures under a special permit.

Gulf Crossing Project.  The Gulf Crossing Project was shut down the entire month of June, during which time we completed the requisite anomaly remediation. Effective July 1, 2009, we received authority from PHMSA to operate the Gulf Crossing Project at normal operating pressures. At this level of capacity, we are able to meet our current contractual obligations of 1.3 Bcf per day. In October 2009, we requested that PHMSA grant us the authority to operate at higher than normal operating pressures under the special permit. We expect to increase the peak-day transmission capacity of this pipeline to approximately 1.7 Bcf per day, assuming we have received authority to operate under a special permit, by adding compression in 2010, which has been approved by the Federal Energy Regulatory Commission (FERC).

Fayetteville and Greenville Laterals.  During the third quarter, initial testing of the Fayetteville and Greenville Laterals was completed and it was determined that approximately 1% of the pipeline joints contained anomalies. In September and October 2009, portions of the Fayetteville and Greenville Laterals were shut down in order to remediate anomalies. Effective October 8, 2009, we received authority from PHMSA to operate the Fayetteville and Greenville Laterals at normal operating pressures, which has enabled us to meet our current contractual obligations of approximately 0.8 Bcf per day for the Fayetteville Lateral and 0.4 Bcf per day for the Greenville Lateral. We have recently started the testing protocol required by PHMSA for these pipelines. Once that testing has been completed and the results known, we expect to request from PHMSA the authority to operate the Fayetteville Lateral at higher than normal operating pressures under a special permit. In addition, we plan to add compression in 2010 that will increase peak-day delivery capacities to approximately 1.0 Bcf per day on the Greenville Lateral, and assuming that the authority is received to operate the Fayetteville Lateral at higher than normal operating pressures, increase peak-day delivery capacities to approximately 1.3 Bcf per day on the Fayetteville Lateral. The compression for the Fayetteville and Greenville Laterals has been approved by FERC.

Our expansion pipelines are operating at normal operating pressures and we are meeting our current contractual obligations for those projects.  However, if our East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral are not permitted to operate at higher than normal operating pressures, our transportation revenues would not grow to the extent we had expected, beginning in late 2010, as the volume commitments under our existing firm contracts increase.  Absent authority to operate at higher than normal pressures, we could also incur additional costs for system upgrades on those projects to increase capacity to meet contracted volume commitments.

Other

In addition to the projects previously described, we are continuing with efforts to expand our system in the Haynesville production area in Louisiana. This expansion, which we anticipate will be in service in late 2010, consists of adding compression at an expected cost of approximately $185.0 million, subject to FERC approval. Customers have contracted for approximately 0.4 Bcf per day of capacity on this project which will be delivered at normal operating pressures. If we are granted the authority by PHMSA to operate at higher than normal operating pressures on our East Texas Pipeline, then an additional 150.0 million cubic feet per day of capacity would be available for the Haynesville Project.

We have completed Phase III of our Western Kentucky Storage Expansion project, which consisted of developing approximately 8.3 Bcf of new storage working gas capacity. Approximately 5.4 Bcf of capacity was placed into service in 2008 and we placed the remaining capacity into service on October 1, 2009. We expect this project to cost approximately $75.0 million. We have spent approximately $65.3 million as of September 30, 2009.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Our net income for the third quarter 2009 decreased $54.8 million, or 74%, to $18.8 million compared to $73.6 million for the third quarter 2008. Operating expenses for the third quarter 2009 were higher than the comparable period in 2008, mainly as a result of increases in depreciation and property taxes associated with our expansion projects. The increase in expenses more than offset the increase in revenues from our expansion projects, which were approximately $47.0 million lower than expected due to operating our expansion pipelines at reduced operating pressures and portions of the expansion pipelines being shut down for periods of time during the third quarter 2009, as discussed under Expansion Projects. The 2008 period was favorably impacted by gains of $36.2 million related to the sale of gas from our Western Kentucky Storage Expansion project and the disposition of coal reserves.

Operating revenues for the third quarter 2009 increased $13.8 million, or 7%, to $205.4 million, compared to $191.6 million for the third quarter 2008. Gas transportation revenues, excluding fuel, increased $27.7 million, primarily from our expansion projects. PAL revenues increased $6.5 million due to increased parking opportunities and favorable summer-to-summer natural gas price spreads. The increases were partially offset by lower fuel revenues of $21.0 million due to unfavorable natural gas prices.

Operating costs and expenses for the third quarter 2009 increased $48.2 million, or 47%, to $151.0 million, compared to $102.8 million for the third quarter 2008. The primary factors for the increases were higher depreciation and property taxes of $27.8 million associated with a larger asset base from expansion. Administrative and general expenses increased $4.0 million mainly due to increases in employee benefits as a result of reductions in trust assets for our pension and post-retirement benefit plans driven by investment losses, and increases in unit-based compensation from an increase in the price of our common units. Operations and maintenance expenses and losses on disposal of assets were $1.9 million due to pipeline investigation and retirement costs related to the East Texas Pipeline. Fuel and gas transportation expenses decreased $21.2 million primarily as a result of lower natural gas prices.  The 2008 period was favorably impacted by a $19.7 million gain on the sale of gas related to the Western Kentucky Storage Expansion project and a $16.5 million gain on the disposition of coal reserves.

Total other deductions increased by $20.8 million, or 140%, to $35.7 million for the third quarter 2009, compared to $14.9 million for the 2008 period. The primary factor for the increase was higher interest expense of $23.3 million resulting from lower capitalized interest associated with placing expansion projects in service and higher debt levels in 2009. The 2008 period included $6.3 million of losses from the mark-to-market effect of derivatives associated with the purchase of line pack for our expansion projects.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Our net income for the first nine months of 2009 decreased $135.3 million, or 60%, to $91.1 million compared to $226.4 million from the comparable period in 2008. Although revenues for the nine month period ended September 30, 2009, were higher than the comparable period for 2008, the increase was more than offset by increased operating expenses, mainly as a result of increased depreciation and property taxes due to an increase in the asset base associated with our expansion projects. Transportation revenues from expansion projects, excluding fuel, were approximately $117.0 million lower than expected due to operating our expansion pipelines at reduced operating pressures and portions of the expansion pipelines being shut down for periods of time during 2009. The 2008 period was favorably impacted by gains of $62.1 million related to the sale of gas from the Western Kentucky Storage Expansion project, the disposition of coal reserves and a contract settlement.

Operating revenues for the nine months ended September 30, 2009, increased $51.0 million, or 9%, to $630.2 million, compared to $579.2 million for the nine months ended September 30, 2008. Gas transportation revenues, excluding fuel, increased $87.3 million primarily due to our expansion projects. PAL revenues increased $12.6 million as a result of favorable natural gas price spreads and gas storage revenues increased $4.2 million mainly from an increase in storage capacity associated with our Western Kentucky Storage Expansion project. These increases were partially offset by lower fuel revenues of $53.1 million due to lower natural gas prices, partly offset by higher retained volumes.

Operating costs and expenses for the nine months ended September 30, 2009, increased $136.1 million, or 44%, to $444.0 million, compared to $307.9 million for the nine months ended September 30, 2008. The primary drivers were increased depreciation and property taxes of $84.7 million associated with an increase in our asset base due to expansion. Operations and maintenance expense increased $10.6 million due to major maintenance projects and expansion project operations. Administrative and general expense increased $11.0 million due to increases in outside services, unit-based compensation from an increase in the price of our common units and employee benefits as a result of reductions in trust assets for our pension and post-retirement benefit plans driven by investment losses. Operations and maintenance expenses and losses on disposal of assets were approximately $6.0 million due to pipeline investigation and retirement costs related to the East Texas Pipeline. Fuel and gas transportation expenses decreased $41.8 million primarily as a result of reduced natural gas prices. The 2008 period was favorably impacted by a $34.4 million gain on the sale of gas related to the Western Kentucky Storage Expansion project, a $16.5 million gain on the disposition of coal reserves and an $11.2 million gain from the settlement of a contract claim.

Total other deductions increased by $50.8 million, or 115%, to $94.9 million for the nine months ended September 30, 2009, compared to $44.1 million for the 2008 period as a result of lower capitalized interest associated with placing our expansion projects in service and increased debt levels in 2009.

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

Maintenance Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2009 and 2008 were $26.1 million and $23.9 million. We expect to fund the remaining 2009 maintenance capital expenditures of approximately $33.9 million from our operating cash flows.

Expansion Capital Expenditures

We have incurred and will continue to incur costs to remediate the pipeline anomalies described under Expansion Projects. Including the costs incurred to remediate the pipe anomalies, we expect the total cost to complete our expansion projects to be within our previously announced cost estimates. The following table presents our estimate of total capital expenditures and the amounts invested through September 30, 2009, for our remaining pipeline expansion projects, including expenditures for pipe remediation (in millions):

	Estimated Total Capital Expenditures (1)	Cash Invested through September 30, 2009
Southeast Expansion	$755	$751.6
Gulf Crossing Project	1,765	1,619.1
Fayetteville and Greenville Laterals	1,215	967.3
Haynesville Project	185	5.0
Pipe Remediation (2)	130	35.3
Total	$4,050	$3,378.3

(1)
Our estimated total capital expenditures are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

(2)
This estimate represents the cost of remediating pipe anomalies on our expansion projects, including our East Texas Pipeline, our Southeast Expansion, our Gulf Crossing Project and our Fayetteville and Greenville Laterals.

We expect to incur additional capital expenditures of approximately $670.0 million to complete our expansion projects and remediation efforts. The majority of the expenditures related to our expansion projects, including remediation efforts, are expected to occur by the end of 2010. Our cost and timing estimates for these projects are subject to a variety of risks and uncertainties as discussed in Part II, Item 1A, Risk Factors, of this Form 10-Q and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008.

We have financed our expansion capital expenditures through the issuance of equity and debt, borrowings under our revolving credit facility and available operating cash flows in excess of our operating needs. During the third quarter 2009, we raised approximately $529.8 million in financing through the issuance of equity and debt and do not anticipate the need to raise further capital in order to complete our expansion projects.

Equity and Debt Financing

In August 2009, we completed a public offering of 8.1 million of our common units at a price of $23.00 per unit. We received net cash proceeds of approximately $183.1 million after deducting underwriting discounts and offering expenses of $7.0 million and including a $3.8 million contribution received from our general partner to maintain its 2% general partner interest. Also in August 2009, we received net proceeds of approximately $346.7 million after deducting initial purchaser discounts and offering expenses of $3.3 million from the sale of $350.0 million of 5.75% senior unsecured notes of Boardwalk Pipelines due September 15, 2019.

The proceeds of these offerings were used to directly and indirectly fund our expansion projects through the reduction of borrowings under our revolving credit facility and, in the case of the notes, our Subordinated Loan Agreement. As of September 30, 2009, we had $100.0 million outstanding under our Subordinated Loan Agreement with no additional borrowing capacity available.

Note 7 in Item 1of this Report contains more information regarding each of these offerings.

Revolving Credit Facility

We maintain a revolving credit facility which has aggregate lending commitments of $1.0 billion, under which Boardwalk Pipelines, Gulf South and Texas Gas each may borrow funds, up to applicable sub-limits. A financial institution which has a $50.0 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of our borrowing requests since that time. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over the London Interbank Offered Rate or a base rate defined as the greater of the prime rate or the Federal funds rate plus 50 basis points. The revolving credit facility has a maturity date of June 29, 2012, provided, however, that we have the option to convert all outstanding revolving loans on such date to term loans having a maturity date of June 29, 2013.

As of September 30, 2009, borrowings outstanding under our credit facility were $478.5 million with a weighted-average interest rate of 0.49%.  We and our subsidiaries are in compliance with all covenant requirements under our credit facility. Note 7 in Item 1 of this Report contains further discussion of the revolving credit facility.

Our revolving credit facility contains customary negative covenants, including, among others, limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, sale-leaseback transactions and transactions with our affiliates. The facility also contains a financial covenant that requires us and our subsidiaries to maintain a ratio of total consolidated debt to consolidated earnings before income taxes, depreciation and amortization (as defined in the credit agreement), measured for the preceding twelve months, of not more than five to one. Although we do not believe that these covenants have had, or will have, a material impact on our business and financing activities or our ability to obtain the financing to maintain operations and continue our capital investments, they could restrict us in some circumstances as stated in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008. In particular, maintaining compliance with the financial covenant may limit our ability to incur additional indebtedness to finance growth projects, which could limit our growth opportunities or require the issuance of more equity securities by us than anticipated.

Distributions

For the nine months ended September 30, 2009 and 2008, we paid distributions of $263.9 million and $186.3 million. Note 6 in  Item 1 of this Report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $10.4 million to $265.7 million for the nine months ended September 30, 2009, compared to $276.1 million for the comparable 2008 period, primarily due to a decrease of $19.4 million in net income, excluding non-cash items such as depreciation and amortization, and a $16.0 million increase related to increases in inventories and other assets. The decreases of cash were partly offset by prepayments received under PAL arrangements in the 2009 period and the settlement of derivatives in the 2008 period.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $1,355.1 million to $481.9 million for the nine months ended September 30, 2009, compared to $1,837.0 million for the comparable 2008 period, primarily due to a $1,248.7 million decrease in capital expenditures mainly related to our expansion projects and the sale of $175.0 million of short-term investments.

Changes in cash flow from financing activities

Net cash provided by financing activities decreased $1,064.3 million to $201.4 million for the nine months ended September 30, 2009, compared to $1,265.7 million for the comparable 2008 period. These decreases resulted from a $615.7 million reduction in proceeds from the issuance and sale of equity, including related general partner contributions, a $370.0 million decrease in proceeds from the issuance of debt and net borrowings under our revolving credit facility and a $77.6 million increase in distributions to our partners.

Contractual Obligations

The table below is updated for significant changes in contractual cash payment obligations as of September 30, 2009, by period (in millions):
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,038.5	$-	$-	$1,053.5	$1,985.0
Interest on long-term debt (2)	1,061.2	30.1	292.6	262.7	475.8
Capital commitments (3)	144.5	138.0	6.5	-	-
Total	$4,244.2	$168.1	$299.1	$1,316.2	$2,460.8

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, $478.5 million of loans outstanding under our revolving credit facility, having an initial maturity date of June 29, 2012, and our Subordinated Loans, which mature initially on December 29, 2012. The revolving credit facility and Subordinated Loans are extendable by us on the same terms for an additional year.

(2)
Interest obligations represent interest due on our senior unsecured notes and Subordinated Loans at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.49% weighted-average interest rate on amounts outstanding under our revolving credit facility as of September 30, 2009, $0.6 million, $4.7 million and $1.2 million would be due under the credit facility in less than one year, 1-3 years, and 4-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2009. The amounts shown do not reflect commitments we have made after September 30, 2009.

As shown in the table above, approximately $1.1 billion of our long-term debt, including amounts borrowed under our revolving credit facility, is set to mature in the next five years. We expect to refinance the debt through the issuance and sale of new debt.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In the third quarter 2009, we funded approximately $6.0 million to the Texas Gas pension plan and do not expect to make further contributions in 2009.

Off-Balance Sheet Arrangements

At September 30, 2009, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During the third quarter 2009, there were no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•
A portion of the transportation capacity on each of our expansion project pipelines that we expect will ultimately be available is contingent upon our receipt of authority to operate our East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral at higher than normal operating pressures under special permits issued by PHMSA. To the extent that PHMSA does not grant us authority to operate these expansion pipelines under special permits or withdraws previously granted authority to operate under special permits, transportation capacity made available to the market and transportation revenues received in the future would be reduced. In addition, we have incurred and will continue to incur costs, which may be significant, to inspect, test and replace defective pipe segments on each of our expansion pipelines and potentially for system upgrades and shipper claims.

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

•
Our FERC gas tariffs only allow us to require limited credit support in the event that our transportation customers are unable to pay for our services. If any of our significant customers have credit or financial problems which result in a delay or failure to pay for services provided by us, or contracted for with us, or repay the gas they owe us, it could adversely affect our business, financial condition and results of operations and cash flows.

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

•
Because of the natural decline in gas production connected to our system, our success depends on our ability to obtain access to new sources of natural gas, which is dependent on factors beyond our control. Any decrease in supplies of natural gas in our supply areas could adversely affect our business, financial condition and results of operations and cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

With the exception of our revolving credit facility, for which the interest rate is reset each quarter, our debt has been issued at fixed rates. For fixed-rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. The following table presents market risk associated with our fixed-rate long-term debt at September 30, 2009, and December 31, 2008 (in millions, except interest rates):

	September 30, 2009	December 31, 2008
Carrying value of fixed-rate debt	$2,546.0	$2,097.4
Fair value of fixed-rate debt	$2,600.9	$1,863.3
100 basis point increase in interest rates and resulting debt decrease	$134.9	$117.1
100 basis point decrease in interest rates and resulting debt increase	$145.0	$126.1
Weighted-average interest rate	5.97%	5.89%

At September 30, 2009, we had $478.5 million outstanding under our revolving credit agreement at a weighted-average interest rate of 0.49%, which rate is reset approximately each quarter. A 1% increase or decrease in interest rates would increase or reduce our cash payments for interest on the credit facility by $4.8 million on an annual basis. At December 31, 2008, we had $792.0 million outstanding under our revolving credit facility.

At September 30, 2009, and December 31, 2008, $122.9 million and $137.7 million of our undistributed cash, shown on the balance sheets as Cash and cash equivalents, were invested primarily in Treasury fund accounts and at December 31, 2008, $175.0 million was invested in U.S. Treasury notes under repurchase agreements and shown as Short-term investments. Due to the short-term nature of the Treasury fund accounts, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our Cash and cash equivalents.

Commodity risk:

Certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At September 30, 2009, and December 31, 2008, approximately $3.9 million and $0.2 million of gas stored underground, which we own and carry as current Gas stored underground, was available for sale and exposed to commodity price risk. Additionally, 3.3 Bcf of gas with a book value of $7.5 million has become available for sale as a result of Phase III of the Western Kentucky Storage Expansion. We utilize derivatives to hedge certain exposures to market price fluctuations on the anticipated operational sales of gas. Our pipelines do not take title to the natural gas which they transport and store in rendering traditional firm and interruptible storage services, therefore they do not assume the related natural gas commodity price risk associated with that gas.

Our derivatives related to the sale of natural gas and cash for fuel reimbursement qualify for cash flow hedge accounting and are designated as such. The effective component of related gains and losses resulting from changes in fair values of the derivatives contracts designated as cash flow hedges are deferred as a component of Accumulated other comprehensive (loss) income. The deferred gains and losses are recognized in earnings when the anticipated transactions affect earnings.

Credit risk:

We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. We have established credit policies in the pipeline tariffs which are intended to minimize credit risk in accordance with FERC policies and actively monitor this portion of our business. Our credit exposure generally relates to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by us to them, generally under PAL and no-notice services. Natural gas price volatility has increased dramatically in recent years, which can materially increase credit risk related to gas loaned to customers. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the gas they owe to us, this could have a material adverse effect on our financial condition, results of operations and cash flows.

As of September 30, 2009, the amount of gas loaned out under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 6.4 trillion British thermal units (TBtu). Assuming an average market price during September 2009 of $2.79 per million British thermal unit (MMBtu), the market value of that gas was approximately $17.9 million. As of December 31, 2008, the amount of gas loaned out under PAL agreements and the amount of gas owed to the operating subsidiaries due to gas imbalances was approximately 34.4 TBtu. Assuming an average market price during December 2008 of $5.85 per MMBtu, the market value of this gas at December 31, 2008, would have been approximately $201.2 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please read Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of certain material risk factors facing us. The risk factors below have been restated in their entirety from the information disclosed in our Form 10-K and should be read in conjunction with the other risk factors and information disclosed in our Form 10-K.

A portion of the expected maximum daily capacity of our pipeline expansion projects is contingent on our receiving and maintaining authority from PHMSA to operate at higher than normal operating pressures.

We are seeking authority from PHMSA to operate our East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral under special permits that would allow each pipeline to operate at higher than normal operating pressures (up to 0.80 of the pipe’s Specified Minimum Yield Strength, or SMYS, as opposed to the normal operating pressure of up to 0.72 SMYS). PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher than normal operating pressures. The ability to operate at higher than normal operating pressures increases the transportation capacity of the pipelines, thereby increasing each pipeline’s maximum peak-day transmission capacity. For each of these expansion pipelines, we have entered into firm transportation contracts with shippers which would utilize the maximum capacity available from operating at higher operating pressures. Therefore, absent such authority, we will not be able to transport all of the contracted quantities of natural gas on these pipelines.

While completing the requirements to operate at higher than normal operating pressures, we discovered anomalies in certain pipeline segments on each of our expansion projects. Accordingly, we reduced the operating pressures on each pipeline below normal operating pressures as we performed additional testing procedures, remediated the anomalies and sought authority from PHMSA to increase operating pressures, first to normal operating pressures and for those expansion pipelines for which we are seeking special permits, subsequently to higher than normal operating pressures under the special permits. We have also shut down pipeline segments for periods of time to remediate anomalies. We entered into an agreement with PHMSA during the second quarter 2009, which modified each of our special permits and defined the testing protocol and remediation efforts that we need to complete in order to return to normal operating pressures, and for those expansion pipelines for which we are seeking special permits, to operate at higher than normal operating pressures. The testing protocol and remediation efforts include replacement of certain pipe joints, performing investigative digs to physically inspect the pipe sections and conducting metallurgical testing and analysis on a variety of pipe samples.

The pressure reductions and shutdowns that have occurred to remediate anomalies on our expansion pipeline projects have reduced throughput and adversely impacted our transportation revenues, net income and cash flows. With respect to our East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral, until we have remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to higher than normal levels under the special permits, we will not be able to operate that pipeline at its anticipated peak-day transmission capacity which could continue to have a material adverse affect on our business, financial condition, results of operations and cash flows, including our ability to make distributions to unitholders. In addition, we have incurred and will continue to incur costs, which may be significant, to inspect, test and replace defective pipe segments, complete system upgrades or settle customer claims on each of our expansion pipelines.

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

The cost overruns and construction and commissioning delays we experienced have resulted from a variety of factors, including the following:

•
delays in obtaining regulatory approvals, including delays in receiving authorization from PHMSA to operate the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral at higher operating pressures under special permits following the discovery of anomalies in portions of our expansion pipelines;

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

Item 6.  Exhibits

Exhibit Number	Description
*31.1	Certification of Rolf A. Gafvert, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*32.1	Certification of Rolf A. Gafvert, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP

By: Boardwalk GP, LP
its general partner

By: Boardwalk GP, LLC
its general partner

Dated: October 28, 2009	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer