Form 10-Q
period 2010-03-31
Boardwalk Pipeline Partners, LP
filed 2010-04-27
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                                                        (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of April 27, 2010, the registrant had 169,721,916 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

March 31, 2010

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	March 31,	December 31,
ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$120.6	$45.8
Receivables:
Trade, net	88.2	95.5
Other	11.3	13.5
Gas transportation receivables	2.9	7.9
Costs recoverable from customers	9.1	6.0
Gas stored underground	4.4	2.1
Prepayments	7.6	10.1
Other current assets	16.6	10.0
Total current assets	260.7	190.9

Property, Plant and Equipment:
Natural gas transmission plant	6,532.5	6,406.7
Other natural gas plant	220.7	217.1
Construction work in progress	140.4	231.4
Property, plant and equipment, gross	6,893.6	6,855.2
Less—accumulated depreciation and amortization	628.9	577.3
Property, plant and equipment, net	6,264.7	6,277.9

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	138.5	133.7
Costs recoverable from customers	16.0	16.1
Other	118.2	113.7
Total other assets	436.2	427.0

Total Assets	$6,961.6	$6,895.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

	March 31,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2010	2009
Current Liabilities:
Payables:
Trade	$34.2	$58.4
Affiliates	1.2	8.6
Other	25.7	17.8
Gas transportation payables	9.4	5.0
Accrued taxes, other	27.4	41.2
Accrued interest	30.9	41.8
Accrued payroll and employee benefits	11.4	16.4
Construction retainage	17.7	21.0
Deferred income	13.1	20.9
Other current liabilities	25.3	19.8
Total current liabilities	196.3	250.9

Long–term debt	3,125.6	3,000.0
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,225.6	3,100.0

Other Liabilities and Deferred Credits:
Pension liability	30.4	31.6
Asset retirement obligation	17.6	18.0
Provision for other asset retirement	47.9	47.0
Payable to affiliate	19.7	20.6
Other	61.4	63.5
Total other liabilities and deferred credits	177.0	180.7

Commitments and Contingencies

Partners’ Capital:
Common units – 169.7 million units issued and outstanding as of March 31, 2010, and December 31, 2009	2,633.2	2,640.5
Class B units – 22.9 million units issued and outstanding as of March 31, 2010, and December 31, 2009	683.6	683.6
General partner	65.3	65.5
Accumulated other comprehensive loss	(19.4)	(25.4)
Total partners’ capital	3,362.7	3,364.2
Total Liabilities and Partners’ Capital	$6,961.6	$6,895.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Operating Revenues:
Gas transportation	$271.9	$200.9
Parking and lending	9.4	7.4
Gas storage	15.1	13.6
Other	4.1	1.5
Total operating revenues	300.5	223.4

Operating Costs and Expenses:
Fuel and gas transportation	29.9	15.7
Operation and maintenance	29.4	30.8
Administrative and general	35.7	28.9
Depreciation and amortization	53.4	46.4
Asset impairment	0.3	-
Net loss on disposal of operating assets	1.1	0.9
Taxes other than income taxes	23.3	22.1
Total operating costs and expenses	173.1	144.8

Operating income	127.4	78.6

Other Deductions (Income):
Interest expense	35.2	26.6
Interest expense – affiliates	2.0	-
Interest income	(0.1)	(0.1)
Miscellaneous other income, net	(0.1)	(0.2)
Total other deductions	37.0	26.3

Income before income taxes	90.4	52.3

Income taxes	0.1	0.3

Net income	$90.3	$52.0

Net Income per Unit:
Basic and diluted net income per unit:
Common units	$0.46	$0.29
Class B units	$0.26	$0.11
Cash distribution to common units	$0.50	$0.48
Cash distribution to class B units	$0.30	$0.30
Weighted-average number of units outstanding:
Common units	169.7	154.9
Class B units	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$90.3	$52.0
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	53.4	46.4
Amortization of deferred costs	2.3	2.4
Net loss on disposal of operating assets	1.1	0.9
Asset impairment	0.3	-
Changes in operating assets and liabilities:
Trade and other receivables	10.3	(9.3)
Gas receivables and storage assets	(2.7)	(31.9)
Costs recoverable from customers	(3.1)	-
Inventories	-	(14.2)
Other assets	6.7	(39.3)
Trade and other payables	(33.2)	(4.7)
Other payables, affiliates	0.7	-
Gas payables	(0.1)	29.0
Accrued liabilities	(27.5)	(18.5)
Other liabilities	6.1	15.6
Net cash provided by operating activities	104.6	28.4
INVESTING ACTIVITIES:
Capital expenditures	(49.7)	(301.9)
Sales of short-term investments	-	175.0
Net cash used in investing activities	(49.7)	(126.9)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	125.0	161.5
Payments on note payable	(0.3)	(0.3)
Payments associated with registration rights agreement	(10.7)	-
Advances from affiliate	3.7	-
Distributions paid	(97.8)	(85.8)
Net cash provided by financing activities	19.9	75.4
Increase (decrease) in cash and cash equivalents	74.8	(23.1)
Cash and cash equivalents at beginning of period	45.8	137.7
Cash and cash equivalents at end of period	$120.6	$114.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2009	$2,504.8	$692.8	$62.9	$(15.5)	$3,245.0
Add (deduct):
Net income	42.0	6.2	3.8	-	52.0
Distributions paid	(74.4)	(6.9)	(4.5)	-	(85.8)
Other comprehensive income	-	-	-	3.2	3.2
Balance March 31, 2009	$2,472.4	$692.1	$62.2	$(12.3)	$3,214.4

Balance January 1, 2010	$2,640.5	$683.6	$65.5	$(25.4)	$3,364.2
Add (deduct):
Net income	77.5	6.9	5.9	-	90.3
Distributions paid	(84.8)	(6.9)	(6.1)	-	(97.8)
Other comprehensive income	-	-	-	6.0	6.0
Balance March 31, 2010	$2,633.2	$683.6	$65.3	$(19.4)	$3,362.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net income	$90.3	$52.0
Other comprehensive income (loss):
Gain on cash flow hedges	8.8	8.0
Reclassification adjustment transferred to Net income from cash flow hedges	(1.3)	(0.9)
Pension and other postretirement benefits costs	(1.5)	(3.9)
Total comprehensive income	$96.3	$55.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed to own and operate the business conducted by its subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines), and its subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (together, the operating subsidiaries). As of March 31, 2010, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews) owns 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of March 31, 2010, the common units, class B units and general partner interest owned by BPHC represent approximately 66% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

    The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and December 31, 2009, and the results of operations, changes in cash flow, changes in partners’ equity and comprehensive income for the three months ended March 31, 2010 and 2009. Reference is made to the Notes to Consolidated Financial Statements in the 2009 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year. All intercompany items have been eliminated in consolidation.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South and Texas Gas provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 51.9 trillion British thermal units (TBtu) of gas owned by third parties as of March 31, 2010. Assuming an average market price during March 2010 of $4.29 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $222.7 million. As of December 31, 2009, the Partnership held for storage or under PAL agreements approximately 84.7 TBtu of gas owned by third parties.

In the course of providing transportation and storage services to customers, the operating subsidiaries may receive different quantities of gas from shippers and operators than the quantities delivered on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are settled in cash or the receipt or delivery of gas in the future. Gulf South and Texas Gas also periodically lend gas to customers under PAL services. As of March 31, 2010, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 37.9 TBtu. Assuming an average market price during March 2010 of $4.29 per MMBtu, the market value of that gas was approximately $162.6 million. As of December 31, 2009, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 14.9 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3: Derivative Financial Instruments

Subsidiaries of the Partnership use futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $4.4 million and $2.3 million of gas stored underground at March 31, 2010, and December 31, 2009, which the Partnership owns and carries on its condensed consolidated balance sheets as current Gas stored underground, and 3.3 billion cubic feet (Bcf) of gas with a book value of $7.5 million that became available for sale in 2009 as a result of Phase III of the Western Kentucky Storage Expansion. At March 31, 2010, approximately 5.3 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2010. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership has also periodically used derivatives as cash flow hedges of interest rate risk in anticipation of debt offerings.

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

The fair values of derivatives existing as of March 31, 2010, and December 31, 2009, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$13.3	Other current assets	$6.2	Other current liabilities	$-	Other current liabilities	$-

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the three months ended March 31, 2010 and 2009.

The effective component of unrealized gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (AOCI). The deferred gains and losses associated with the anticipated operational sale of gas reported as current Gas stored underground are recognized in operating revenues when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, the loss is required to be immediately recognized in earnings for the amount that is not expected to be recovered. No such loss was recognized for the three months ended March 31, 2010 and 2009.

     The Partnership estimates that approximately $12.4 million of net gains reported in AOCI as of March 31, 2010, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010, were (in millions):
	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$8.8	Operating revenues	$1.7	N/A	$-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$8.8		$1.3		$-

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

At March 31, 2010, all of the Partnership’s derivatives were with two counterparties, however outstanding asset positions under derivative contracts have not resulted in a material concentration of credit risk. In accordance with the contracts governing the Partnership’s derivatives, the counterparty or the Partnership may be required to post cash collateral when credit risk exceeds certain thresholds. At March 31, 2010, the Partnership was not required to post any collateral and held $1.2 million in cash collateral related to its outstanding derivatives, which was recorded in Other current liabilities. At December 31, 2009, the Partnership was not required to post any collateral nor did it hold any collateral associated with its outstanding derivatives.

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

In March 2010, Gulf South and its insurers settled all of the claims between them and Dow Hydrocarbon and its affiliates arising out of the December 2003 accidental release referred to above. The portion of the settlement not recoverable from insurance carriers of $1.6 million was recorded as an increase to Administrative and general expenses. Payments and recoveries from insurance carriers related to the settlement occurred in March 2010. Pursuant to this settlement agreement, Gulf South and OIL have agreed to indemnify Dow for any damages awarded in the Aucoin case.

A lawsuit entitled Crystal Aucoin, et al. v. Gulf South Pipeline Company, LP, et al., No. 28,157 was filed on February 12, 2004, in the 23rd Judicial District Court for the Parish of Assumption, State of Louisiana. The suit was initially filed as a class action. The defendants at the trial were Gulf South, Dow Chemical Company (Dow Chemical), Dow Hydrocarbon and one of Gulf South’s insurers, Oil Insurance Limited (OIL). The plaintiffs voluntarily dismissed their class action allegations on February 2, 2006. Since that time the case has proceeded in the same court as a mass joinder of approximately 1,200 individual claims. The plaintiffs seek damages for alleged inconvenience and emotional distress arising from being forced to drive on a detour around a road closed due to the gas release. A trial was held in August 2008 on damages for a sample group of 23 plaintiffs. In January 2009, the court awarded damages to these plaintiffs of less than $0.1 million in the aggregate. Gulf South and other parties have appealed the ruling. Litigation is subject to many uncertainties, and it is possible this action could be decided unfavorably. Gulf South expects that the claims asserted against it in this case will be covered by insurance that was in effect at the time of the incident. However, if some or all of the claims are not covered by insurance then an adverse outcome in this litigation could have a materially adverse effect on Gulf South’s financial condition, results of operations or cash flows.

Other Legal Matters

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material adverse impact on the Partnership's financial condition, results of operations or cash flows.

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

 As of March 31, 2010, and December 31, 2009, the Partnership had an accrued liability of approximately $13.8 million and $14.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, enhancement of groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next ten years. As of March 31, 2010, and December 31, 2009, approximately $3.0 million was recorded in Other current liabilities and approximately $10.8 million and $11.1 million were recorded in Other Liabilities and Deferred Credits.

Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction agreements. These commitments as of March 31, 2010, were approximately (in millions):

Less than 1 year	$54.4
1-3 years	-
4-5 years	-
More than 5 years	-
Total	$54.4

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

In the first quarter 2010, the Partnership paid quarterly distributions to its common unitholders of record of $0.50 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the first quarter 2009, the Partnership paid quarterly distributions to unitholders of record of $0.48 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In April 2010, the Partnership declared a quarterly cash distribution to unitholders of record of $0.505 per unit.

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

 The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the quarter ending March 31, 2010, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$90.3
Declared distribution	99.0	$85.7	$6.9	$6.4
Assumed allocation of undistributed net loss	(8.7)	(7.5)	(1.0)	(0.2)
Assumed allocation of net income	$90.3	$78.2	$5.9	$6.2
Weighted average units outstanding		169.7	22.9
Net income per unit		$0.46	$0.26

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the quarter ending March 31, 2009 (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$52.0
Declared distribution	86.8	$75.1	$6.9	$4.8
Assumed allocation of undistributed net income	(34.8)	(29.7)	(4.4)	(0.7)
Assumed allocation of net income	$52.0	$45.4	$2.5	$4.1
Weighted average units outstanding		154.9	22.9
Net income per unit		$0.29	$0.11

Note 7:  Financing

Notes and Debentures

As of March 31, 2010, and December 31, 2009, the weighted-average interest rate of the Partnership’s notes and debentures was 5.89%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2010, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $950.0 million. Borrowings outstanding under the credit facility as of March 31, 2010, and December 31, 2009, were $678.5 million and $553.5 million with a weighted-average borrowing rate of 0.49% and 0.48%.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sales-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months, of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2010. The revolving credit facility has a maturity date of June 29, 2012, however, all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

Note 8: Property, Plant and Equipment (PPE)

In first quarter 2010, the Partnership placed in service the remaining compression facilities associated with its Gulf Crossing Project and Fayetteville and Greenville Laterals. As a result, approximately $137.9 million was transferred from construction work in progress to plant. In first quarter 2009, the Partnership placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals and the remaining compression facilities associated with its Southeast Expansion project. As a result, approximately $2.1 billion was transferred from construction work in progress to plant. The assets will generally be depreciated over a term of 35 years.

Note 9:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

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

Components of net periodic benefit cost for both the retirement plans and PBOP for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$0.9	$0.9	$0.1	$0.1
Interest cost	1.7	1.7	0.7	0.8
Expected return on plan assets	(1.7)	(1.4)	(0.9)	(1.0)
Amortization of prior service credit	-	-	(1.9)	(1.9)
Amortization of unrecognized net loss	0.3	0.5	0.2	0.3
Regulatory asset decrease	-	-	1.4	1.4
Net periodic benefits expense	$1.2	$1.7	$(0.4)	$(0.3)

Through April 2010, the Partnership contributed $4.0 million to its defined benefit pension plan.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and Gulf South employees are provided retirement benefits under a similar defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $1.9 million and $1.7 million for the three months ended March 31, 2010 and 2009.

Note 10:  Related Party Transactions

Loews provides to the Partnership a variety of corporate services under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services. Loews charged $6.3 million and $3.9 million for the three months ended March 31, 2010 and 2009 to the Partnership for performing these services, plus related expenses and allocated overheads.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $70.1 million and $63.0 million during the first quarter 2010 and 2009.

Registration Rights Agreement

In February 2010, BPHC sold 11.5 million Partnership common units in a secondary offering. In accordance with the registration rights agreement between the Partnership and BPHC, the Partnership reimbursed BPHC $10.5 million for underwriting discounts and commissions and incurred other offering costs of approximately $0.2 million, all of which were recorded against the previously established liability. As of March 31, 2010, and December 31, 2009, the Partnership had an accrued liability of $16.0 million and $26.7 million for future underwriting discounts, commissions and other registration and offering costs that would be reimbursed to BPHC.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of	As of
	March 31, 2010	December 31, 2009
Gain (loss) on cash flow hedges	$0.8	$(6.7)
Deferred components of net periodic benefit cost	(20.2)	(18.7)
Total Accumulated other comprehensive loss	$(19.4)	$(25.4)

Note 12:  Financial Instruments

The following methods and assumptions were used in estimating the Partnership’s fair value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt:  The estimated fair value of the Partnership’s publicly traded debt is based on quoted market prices at March 31, 2010, and December 31, 2009. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2010, and December 31, 2009.

Long-Term Debt - Affiliate:  Borrowings under a subordinated loan agreement with BPHC were completed in 2009. The estimated fair value is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership’s financial instruments as of March 31, 2010, and December 31, 2009, were as follows (in millions):

	March 31, 2010		December 31, 2009
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$120.6	$120.6	$45.8	$45.8

Financial Liabilities
Long-term debt	$3,125.6	$3,253.0	$3,000.0	$3,060.6
Long-term debt – affiliate	100.0	103.5	100.0	108.0

Note 13:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2010	2009
Cash paid during the period for:
Interest (net of amount capitalized)	$44.7	$34.8
Non-cash adjustments:
Accounts payable and PPE	$37.6	$51.0

Note 14:  Guarantee of Securities of Subsidiaries

The Partnership’s Boardwalk Pipelines subsidiary (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2010, and December 31, 2009. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2010
(in millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$112.9	$7.7	$-	$120.6
Receivables	-	-	133.7	(34.2)	99.5
Gas stored underground	-	-	4.4	-	4.4
Prepayments	0.2	-	7.4	-	7.6
Advances to affiliates	-	161.1	-	(161.1)	-
Other current assets	0.3	-	33.5	(5.2)	28.6
Total current assets	0.5	274.0	186.7	(200.5)	260.7
Investment in consolidated subsidiaries	745.2	4,705.8	-	(5,451.0)	-
Property, plant and equipment, gross	0.6	-	6,893.0	-	6,893.6
Less–accumulated depreciation and amortization	(0.4)	-	(628.5)	-	(628.9)
Property, plant and equipment, net	0.2	-	6,264.5	-	6,264.7
Other noncurrent assets	0.2	2.0	432.6	1.4	436.2
Advances to affiliates – noncurrent	2,639.4	63.0	206.8	(2,909.2)	-
Total other assets	2,639.6	65.0	639.4	(2,907.8)	436.2

Total Assets	$3,385.5	$5,044.8	$7,090.6	$(8,559.3)	$6,961.6

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$2.9	$0.2	$92.2	$(34.2)	$61.1
Advances from affiliates	-	-	161.1	(161.1)	-
Other current liabilities	0.2	14.5	124.3	(3.8)	135.2
Total current liabilities	3.1	14.7	377.6	(199.1)	196.3
Total long-term debt	-	1,438.7	1,786.9	-	3,225.6
Payable to affiliate	19.7	2,846.2	63.0	(2,909.2)	19.7
Other noncurrent liabilities	-	-	157.3	-	157.3
Total other liabilities and deferred credits	19.7	2,846.2	220.3	(2,909.2)	177.0
Total partners’ capital/member’s equity	3,362.7	745.2	4,705.8	(5,451.0)	3,362.7

Total Liabilities and Partners' Capital/Member’s Equity	$3,385.5	$5,044.8	$7,090.6	$(8,559.3)	$6,961.6

Condensed Consolidating Balance Sheets as of December 31, 2009
(in millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$45.6	$0.2	$-	$45.8
Receivables	-	-	137.9	(28.9)	109.0
Gas stored underground	-	-	2.1	-	2.1
Prepayments	-	-	10.1	-	10.1
Advances to affiliates	-	128.0	-	(128.0)	-
Other current assets	0.3	-	25.2	(1.6)	23.9
Total current assets	0.3	173.6	175.5	(158.5)	190.9
Investment in consolidated subsidiaries	754.9	4,592.2	-	(5,347.1)	-
Property, plant and equipment, gross	0.6	-	6,854.6	-	6,855.2
Less–accumulated depreciation and amortization	(0.4)	-	(576.9)	-	(577.3)
Property, plant and equipment, net	0.2	-	6,277.7	-	6,277.9
Other noncurrent assets	0.4	2.1	424.5	-	427.0
Advances to affiliates – noncurrent	2,638.2	121.6	165.8	(2,925.6)	-
Total other assets	2,638.6	123.7	590.3	(2,925.6)	427.0

Total Assets	$3,394.0	$4,889.5	$7,043.5	$(8,431.2)	$6,895.8

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$8.9	$0.3	$104.5	$(28.9)	$84.8
Advances from affiliates	-	-	128.0	(128.0)	-
Other current liabilities	0.3	16.9	150.5	(1.6)	166.1
Total current liabilities	9.2	17.2	383.0	(158.5)	250.9
Total long-term debt	-	1,313.5	1,786.5	-	3,100.0
Payable to affiliate	20.6	2,804.0	121.6	(2,925.6)	20.6
Other noncurrent liabilities	-	(0.1)	160.2	-	160.1
Total other liabilities and deferred credits	20.6	2,803.9	281.8	(2,925.6)	180.7
Total partners’ capital/member’s equity	3,364.2	754.9	4,592.2	(5,347.1)	3,364.2

Total Liabilities and Partners' Capital/Member’s Equity	$3,394.0	$4,889.5	$7,043.5	$(8,431.2)	$6,895.8

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2010
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$301.0	$(29.1)	$271.9
Parking and lending	-	-	10.4	(1.0)	9.4
Gas storage	-	-	15.1	-	15.1
Other	-	-	4.1	-	4.1
Total operating revenues	-	-	330.6	(30.1)	300.5

Operating cost and expenses:
Fuel and gas transportation	-	-	60.0	(30.1)	29.9
Operation and maintenance	-	-	29.4	-	29.4
Administrative and general	1.6	-	34.1	-	35.7
Other operating costs and expenses	0.1	-	78.0	-	78.1
Total operating costs and Expenses	1.7	-	201.5	(30.1)	173.1
Operating income (loss)	(1.7)	-	129.1	-	127.4

Other deductions (income):
Interest expense, affiliate, net	(8.2)	9.9	0.3	-	2.0
Interest expense	-	15.8	19.4	-	35.2
Interest income	-	-	(0.1)	-	(0.1)
Equity in earnings of subsidiaries	(83.8)	(109.5)	-	193.3	-
Miscellaneous other income, net	-	-	(0.1)	-	(0.1)
Total other deductions (income)	(92.0)	(83.8)	19.5	193.3	37.0

Income before income taxes	90.3	83.8	109.6	(193.3)	90.4
Income Taxes	-	-	0.1	-	0.1

Net Income	$90.3	$83.8	$109.5	$(193.3)	$90.3

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2009
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$205.2	$(4.3)	$200.9
Parking and lending	-	-	7.4	-	7.4
Gas storage	-	-	13.8	(0.2)	13.6
Other	-	-	1.5	-	1.5
Total operating revenues	-	-	227.9	(4.5)	223.4

Operating cost and expenses:
Fuel and gas transportation	-	-	20.0	(4.3)	15.7
Operation and maintenance	-	-	31.0	(0.2)	30.8
Administrative and general	(0.1)	-	29.0	-	28.9
Other operating costs and expenses	-	-	69.4	-	69.4
Total operating costs and Expenses	(0.1)	-	149.4	(4.5)	144.8
Operating income	0.1	-	78.5	-	78.6

Other deductions (income):
Interest expense, affiliate, net	(12.3)	12.3	-	-	-
Interest expense	-	9.7	16.9	-	26.6
Interest income	-	(0.1)	-	-	(0.1)
Equity in earnings of subsidiaries	(39.6)	(61.5)	-	101.1	-
Miscellaneous other income, net	-	-	(0.2)	-	(0.2)
Total other deductions (income)	(51.9)	(39.6)	16.7	101.1	26.3
					-
Income before income taxes	52.0	39.6	61.8	(101.1)	52.3
Income Taxes	-	-	0.3	-	0.3

Net Income	$52.0	$39.6	$61.5	$(101.1)	$52.0

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2010
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$92.2	$(27.6)	$123.7	$(83.7)	$104.6

Investing Activities:
Capital expenditures	-	-	(49.7)	-	(49.7)
Advances to affiliates, net	(1.2)	25.5	(41.0)	16.7	-
Distribution from consolidated subsidiary	14.1	-	-	(14.1)	-
Net Cash (Used in) Provided by Investing Activities	12.9	25.5	(90.7)	2.6	(49.7)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	-	125.0	-	-	125.0
Payments on note payable	(0.3)	-	-	-	(0.3)
Distributions paid	(97.8)	(97.8)	-	97.8	(97.8)
Payments associated with registration rights agreement	(10.7)	-	-	-	(10.7)
Advances from affiliates, net	3.7	42.2	(25.5)	(16.7)	3.7
Net Cash Provided by (Used in) Financing Activities	(105.1)	69.4	(25.5)	81.1	19.9

Increase in Cash and Cash Equivalents	-	67.3	7.5	-	74.8
Cash and Cash Equivalents at Beginning of Period	-	45.6	0.2	-	45.8
Cash and Cash Equivalents at End of Period	$-	$112.9	$7.7	$-	$120.6

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2009
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$52.0	$(22.6)	$38.6	$(39.6)	$28.4

Investing Activities:
Capital expenditures	-	-	(301.9)	-	(301.9)
Advances to affiliates, net	(12.1)	(39.2)	(15.7)	67.0	-
Distribution from consolidated subsidiary	46.2	-	-	(46.2)	-
Investment in consolidated subsidiary	-	(85.0)	-	85.0	-
Sales of short-term investments	-	175.0	-	-	175.0
Net Cash (Used in) Provided by Investing Activities	34.1	50.8	(317.6)	105.8	(126.9)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	-	-	161.5	-	161.5
Payments on notes payable	(0.3)	-	-	-	(0.3)
Contribution from parent	-	-	85.0	(85.0)	-
Distributions paid	(85.8)	(85.8)	-	85.8	(85.8)
Advances from affiliates, net	-	27.8	39.2	(67.0)	-
Net Cash Provided by (Used in) Financing Activities	(86.1)	(58.0)	285.7	(66.2)	75.4

Increase (decrease) in Cash and Cash Equivalents	-	(29.8)	6.7	-	(23.1)
Cash and Cash Equivalents at Beginning of Period	-	137.6	0.1	-	137.7
Cash and Cash Equivalents at End of Period	$-	$107.8	$6.8	$-	$114.6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Through our operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas), we own and operate three interstate natural gas pipeline systems including integrated storage facilities. Our pipeline systems originate in the Gulf Coast region including Oklahoma and Arkansas, and extend northeasterly to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio. As of March 31, 2010, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews) owns 102.7 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of March 31, 2010, the common units, class B units and general partner interest owned by BPHC represent approximately 66% of our equity interests, excluding the IDRs. Our common units are traded under the symbol “BWP” on the New York Stock Exchange.

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

Competition and Contract Renewals

Our ability to market available capacity is impacted by competition from other pipelines, natural gas price volatility, the price differential between receipt and delivery points on our pipeline systems, the economic downturn and numerous other factors beyond our control. We compete with numerous interstate and intrastate pipelines which directly and indirectly compete with us for renewals of expiring transportation contracts, including several pipeline projects which have recently been placed in service or are in the process of being developed. Additionally, significant new sources of natural gas have recently been identified throughout the United States which have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, the price differentials on our pipeline systems have narrowed. Given current market conditions, marketing our available capacity and renewing expiring contracts have become more difficult.

 During 2010, firm contracts representing approximately $101.1 million of annual reservation charges are due to expire. We have renewed or marketed some of our expiring contracts at lower rates. Through March 31, 2010, approximately 70% of the related pipeline capacity has been renewed or resold at rates that are approximately 85% of the previously contracted rates.

Expansion and Growth Projects

During the first quarter 2010, we placed in service the remaining compression facilities associated with our Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals which increased the peak-day delivery capacities of those projects. With the exception of post-construction activities such as right-of-way restoration, our East Texas Pipeline, our Southeast Expansion, our Gulf Crossing Project and our Fayetteville and Greenville Laterals (pipeline expansion projects) are essentially complete.

In 2009, while completing the requirements to operate our pipeline expansion projects at higher than normal operating pressures under special permits issued by the Pipeline and Hazardous Materials Safety Administration (PHMSA), we discovered anomalies in certain pipeline segments on each of the projects. In December 2009 we received authority from PHMSA to operate our East Texas Pipeline, Southeast Expansion and Gulf Crossing Project at higher than normal operating pressures. We continue to seek authority from PHMSA to operate our Fayetteville Lateral at higher than normal operating pressures. If we are not able to operate the Fayetteville Lateral at higher than normal operating pressures, our transportation revenues for that project will not grow as planned as the volume commitments under firm contracts increase. In that event, we could also incur additional costs for system upgrades to increase capacity to meet contracted volume commitments on that project.

Set forth below is information with respect to the status of our growth projects.

Haynesville Project.  The Haynesville Project consists of adding compression to our East Texas Pipeline in Louisiana, which will add approximately 0.6 billion cubic feet (Bcf) per day of peak-day transmission capacity with delivery capabilities from the DeSoto, Louisiana, area to the Perryville, Louisiana, area. We have received Federal Energy Regulatory Commission (FERC) approval for this expansion, which we anticipate will be in service in late 2010. Customers have contracted for substantially all of the firm capacity on this project at a weighted-average contract life of approximately 12.2 years.

Clarence Compression Project.  The Clarence Compression Project, which also targets production from the Haynesville Shale, will add approximately 0.1 Bcf per day of peak-day transmission capacity. This project will receive gas from the Holly Field area in Northwest Louisiana, and deliver to a pipeline interconnect near Olla, Louisiana. Customers have contracted for approximately 0.1 Bcf per day of capacity with a weighted-average contract life of approximately 11.0 years. The compression is expected to be in service in late 2011, subject to FERC approval.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Our net income for the three months ended March 31, 2010, increased $38.3 million, or 74%, to $90.3 million compared to $52.0 million for the three months ended March 31, 2009. The primary drivers for the increase were higher revenues from transportation services from increased available capacities on our pipeline expansion projects, partially offset by increased operating expenses related to increases in depreciation and property taxes associated with our pipeline expansion projects and increased interest expense.

Operating revenues for the three months ended March 31, 2010, increased $77.1 million, or 35%, to $300.5 million, compared to $223.4 million for the three months ended March 31, 2009. Gas transportation revenues and fuel retained increased $73.6 million, primarily due to increased available capacities and throughput from our pipeline expansion projects. Gas storage revenues increased $1.5 million related to an increase in storage capacity associated with our Western Kentucky Storage Expansion and PAL revenues increased $2.0 million due to favorable summer-to-summer natural gas price spreads.

Operating costs and expenses for the three months ended March 31, 2010, increased $28.3 million, or 20%, to $173.1 million, compared to $144.8 million for the three months ended March 31, 2009. The primary factors for the increase were increased fuel consumed of $14.2 million due to higher throughput from our pipeline expansion projects and higher depreciation of $7.0 million associated with an increase in our asset base. Administrative and general expenses increased $6.8 million due to a legal settlement, increases in outside services and unit-based compensation driven by an increase in the price of our common units.

Total other deductions increased by $10.7 million, or 41%, to $37.0 million for the three months ended March 31, 2010, compared to $26.3 million for the 2009 period. The primary factor for the increase was higher interest expense of $10.6 million resulting from increased debt levels in 2010 and lower capitalized interest due to the completion of our pipeline expansion projects.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines. Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and, when available, make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

Maintenance Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2010 and 2009 were $2.2 million and $9.2 million. We expect to fund the remaining 2010 maintenance capital expenditures of approximately $67.8 million from our operating cash flows.

Growth Capital Expenditures

The following table presents our estimate of total capital expenditures for our growth projects and the amounts invested in those projects through March 31, 2010, (in millions):

	Estimated Total Cost (1)	Cash Invested through March 31, 2010
Haynesville Project	$185	$20.4
Clarence Compression	30	-
Total	$215	$20.4

(1)	Our estimated total capital expenditures are based on internally developed financial models and timelines.

Expansion and growth capital expenditures were $42.8 million for the three months ended March 31, 2010. As discussed in Expansion and Growth Projects, our pipeline expansion projects are essentially completed. However, we will continue to incur costs for post-construction activities such as clean up and right-of-way restoration related to these projects. Additionally, if we do not obtain authority from PHMSA to operate the Fayetteville Lateral at higher than normal operating pressures, we could incur costs for system upgrades to increase capacity to meet future contracted volume commitments. Notwithstanding these potential costs, we expect the total cost of our pipeline expansion projects to be approximately $200.0 million lower in aggregate than our previously announced cost estimate. Our cost and timing estimates for these projects are subject to a variety of risks and uncertainties as discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Revolving Credit Facility

As of March 31, 2010, we had $678.5 million in loans outstanding under the revolving credit facility with a weighted-average interest rate of 0.49% and had no letters of credit issued. At March 31, 2010, we had available borrowing capacity of $271.5 million and were in compliance with all covenant requirements under our credit facility.

Distributions

For the three months ended March 31, 2010 and 2009, we paid distributions of $97.8 million and $85.8 million. Note 6 in Part 1, Item 1 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $76.2 million to $104.6 million for the three months ended March 31, 2010, compared to $28.4 million for the comparable 2009 period, primarily due to an increase in net income of $38.3 million and an increase in cash collections partly offset by an increase in cash expenditures.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $77.2 million to $49.7 million for the three months ended March 31, 2010, compared to $126.9 million for the comparable 2009 period from a $252.2 million decrease in capital expenditures primarily related to the completion of our pipeline expansion projects and the sale of $175.0 million of short-term investments which favorably impacted the 2009 period.

Changes in cash flow from financing activities

Net cash provided by financing activities decreased $55.5 million to $19.9 million for the three months ended March 31, 2010, compared to $75.4 million for the comparable 2009 period. These decreases resulted from a $36.5 million reduction in borrowings under our revolving credit facility, a $12.0 million increase in distributions to our partners and $10.7 million of costs incurred under our registration rights agreement, partially offset by $3.7 million in advances from affiliates.

Contractual Obligations

The table below is updated for significant changes in contractual cash payment obligations as of March 31, 2010, by period (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,238.5	$-	$1,003.5	$250.0	$1,985.0
Interest on long-term debt (2)	985.7	105.2	291.2	227.9	361.4
Capital commitments (3)	54.4	54.4	-	-	-
Total	$4,278.6	$159.6	$1,294.7	$477.9	$2,346.4

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, and $678.5 million of loans outstanding under our revolving credit facility, having a maturity date of June 29, 2012, and our Subordinated Loans, which mature initially on December 29, 2012. The revolving credit facility and Subordinated Loans are extendable by us on the same terms for an additional year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.49% weighted-average interest rate on amounts outstanding under our revolving credit facility as of March 31, 2010, $2.5 million and $5.0 million would be due under the credit facility in less than one year and 1-3 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2010. The amounts shown do not reflect commitments we have made after March 31, 2010. For information on these projects, see Growth Capital Expenditures.

As shown in the table above, approximately $1.3 billion of our long-term debt, including amounts borrowed under our revolving credit facility, is set to mature in the next five years. We expect to refinance the debt through the issuance and sale of new debt.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through April 2010, we funded a total of $4.0 million to the Texas Gas pension plan and expect to fund an additional $2.0 million in 2010.

Off-Balance Sheet Arrangements

At March 31, 2010, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During the first quarter 2010, there were no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•
our ability to maintain or replace expiring gas transportation and storage contracts including the impact of new pipelines or new gas supply sources on the pricing of our services and our ability to re-contract with customers;

•
the timing, cost, scope and financial performance of our recent and future expansion and growth projects, including our ability to operate our East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville Lateral at higher than normal operating pressures;

•	volatility or disruptions in the capital or financial markets;

•
the impact of FERC rate-making policies and actions on the services we offer and the rates we charge and our ability to recover the full cost of operating our pipelines, including earning a reasonable return;

•	the impact of laws and regulations, including changes to laws and regulations, such as the proposed greenhouse gas legislation, on our business, including our costs, liabilities and revenues;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the cost of insuring our assets may increase dramatically;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas; and

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information contained herein updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009. Since December 31, 2009, there have been no material changes to our interest rate or commodity risk exposures or the management of those exposures. The following is provided to update information regarding our market and credit risks.

Market risk:

Our primary exposure to market risk occurs at the time our existing transportation and storage contracts expire and are subject to renewal or marketing. We actively monitor future expiration dates associated with our contract portfolio.

We compete with numerous interstate and intrastate pipelines which directly and indirectly compete with us for renewals of expiring transportation contracts, including several pipeline projects which have recently been placed in service or are in the process of being developed. Additionally, significant new sources of natural gas have recently been identified throughout the United States, which have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, the price differentials on our pipeline systems have narrowed. Given current market conditions, marketing our available capacity and renewing expiring contracts have become more difficult.

During 2010, firm contracts representing approximately $101.1 million of annual reservation charges are due to expire. We have renewed or marketed some of our expiring contracts at lower rates. Through March 31, 2010, approximately 70% of the related pipeline capacity has been renewed or resold at rates that are approximately 85% of the previously contracted rates.

Credit risk:

Our credit exposure generally relates to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by us to them, generally under PAL and no-notice services. Natural gas price volatility can materially increase credit risk related to gas loaned to customers. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the gas they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of March 31, 2010, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 37.9 trillion British thermal units (TBtu). Assuming an average market price during March 2010 of $4.29 per million British thermal units (MMBtu), the market value of that gas was approximately $162.6 million. As of December 31, 2009, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 14.9 TBtu. Assuming an average market price during December 2009 of $5.36 per MMBtu, the market value of this gas at December 31, 2009, would have been approximately $79.9 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please read Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.

Item 6.  Exhibits

Exhibit Number	Description

*10.1	Boardwalk Operating GP, LLC Short-Term Incentive Plan
*31.1	Certification of Rolf A. Gafvert, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*32.1	Certification of Rolf A. Gafvert, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP

By: Boardwalk GP, LP
its general partner

By: Boardwalk GP, LLC
its general partner

Dated: April 27, 2010	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer