Form 10-Q
period 2011-03-31
Boardwalk Pipeline Partners, LP
filed 2011-05-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                                                                                     (Mark One)
                  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 3, 2011, the registrant had 169,721,916 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

March 31, 2011

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets ...3

Item 4.  Controls and Procedures ...33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....................................................................................................................................................................34

Item 6.  Exhibits ...35

Signatures ...36

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$31.7	$55.0
Receivables:
Trade, net	95.5	101.0
Affiliate	0.5	-
Other	15.3	5.2
Gas transportation receivables	9.3	12.2
Costs recoverable from customers	11.9	11.3
Gas stored underground	9.1	3.6
Prepayments	13.2	11.4
Other current assets	3.3	3.5
Total current assets	189.8	203.2

Property, Plant and Equipment:
Natural gas transmission and other plant	6,945.4	6,933.9
Construction work in progress	106.7	109.9
Property, plant and equipment, gross	7,052.1	7,043.8
Less—accumulated depreciation and amortization	835.1	785.8
Property, plant and equipment, net	6,217.0	6,258.0

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	123.2	125.8
Costs recoverable from customers	15.6	15.7
Other	115.9	111.8
Total other assets	418.2	416.8

Total Assets	$6,825.0	$6,878.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	March 31, 2011	December 31, 2010
Current Liabilities:
Payables:
Trade	$34.8	$48.8
Affiliate	3.1	3.2
Other	11.4	10.1
Gas Payables:
Transportation	7.5	20.5
Storage	4.5	4.2
Accrued taxes, other	25.7	40.4
Accrued interest	30.0	40.5
Accrued payroll and employee benefits	15.1	17.0
Construction retainage	6.0	8.3
Deferred income	3.5	6.3
Other current liabilities	14.2	14.5
Total current liabilities	155.8	213.8

Long–term debt	3,170.9	3,152.3
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,270.9	3,252.3

Other Liabilities and Deferred Credits:
Pension liability	26.8	27.0
Asset retirement obligation	17.4	17.2
Provision for other asset retirement	52.7	51.7
Payable to affiliate	16.0	16.0
Other	64.2	58.6
Total other liabilities and deferred credits	177.1	170.5

Commitments and Contingencies

Partners’ Capital:
Common units – 169.7 million units issued and outstanding as of March 31, 2011, and December 31, 2010	2,515.6	2,534.4
Class B units – 22.9 million units issued and outstanding as of March 31, 2011, and December 31, 2010	683.6	683.6
General partner	62.4	62.9
Accumulated other comprehensive loss	(40.4)	(39.5)
Total partners’ capital	3,221.2	3,241.4
Total Liabilities and Partners’ Capital	$6,825.0	$6,878.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating Revenues:
Gas transportation	$290.5	$271.9
Parking and lending	3.2	9.4
Gas storage	13.8	15.1
Other	3.5	4.1
Total operating revenues	311.0	300.5

Operating Costs and Expenses:
Fuel and gas transportation	23.8	29.9
Operation and maintenance	35.1	29.4
Administrative and general	37.1	35.7
Depreciation and amortization	56.4	53.4
Asset impairment	-	0.3
Net loss on disposal of operating assets	4.4	1.1
Taxes other than income taxes	23.7	23.3
Total operating costs and expenses	180.5	173.1

Operating income	130.5	127.4

Other Deductions (Income):
Interest expense	38.3	35.2
Interest expense – affiliates	2.0	2.0
Loss on debt extinguishment	7.4	-
Interest income	(0.1)	(0.1)
Miscellaneous other income, net	(0.3)	(0.1)
Total other deductions	47.3	37.0

Income before income taxes	83.2	90.4

Income taxes	0.2	0.1

Net Income	$83.0	$90.3

Net Income per Unit:

Basic and diluted net income per unit:
Common units	$0.42	$0.46
Class B units	$0.20	$0.26
Cash distribution to common units	$0.52	$0.50
Cash distribution to class B units	$0.30	$0.30
Weighted-average number of units outstanding:
Common units	169.7	169.7
Class B units	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2011	2010
Net income	$83.0	$90.3
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	56.4	53.4
Amortization of deferred costs	2.7	2.3
Asset impairment	-	0.3
Loss on debt extinguishment	7.4	-
Net loss on disposal of operating assets	4.4	1.1
Changes in operating assets and liabilities:
Trade and other receivables	(0.2)	10.3
Other receivables, affiliates	(0.5)	-
Gas receivables and storage assets	-	(2.7)
Costs recoverable from customers	(1.9)	(3.1)
Other assets	(6.8)	6.7
Trade and other payables	(1.3)	(33.2)
Other payables, affiliates	(0.2)	0.7
Gas payables	(9.2)	(0.1)
Accrued liabilities	(24.7)	(27.5)
Other liabilities	(6.2)	6.1
Net cash provided by operating activities	102.9	104.6
INVESTING ACTIVITIES:
Capital expenditures	(31.4)	(49.7)
Proceeds from sale of operating assets	2.3	-
Net cash used in investing activities	(29.1)	(49.7)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	322.0	-
Repayment of borrowings from long-term debt	(135.0)	-
Payments of premiums on extinguishment of long-term debt	(11.8)	-
Proceeds from borrowings on revolving credit agreement	186.0	125.0
Repayment of borrowings on revolving credit agreement	(356.0)	-
Payments on note payable	-	(0.3)
Payments associated with registration rights agreement	-	(10.7)
Advances from affiliate	-	3.7
Distributions paid	(102.3)	(97.8)
Net cash (used in) provided by financing activities	(97.1)	19.9
(Decrease) increase in cash and cash equivalents	(23.3)	74.8
Cash and cash equivalents at beginning of period	55.0	45.8
Cash and cash equivalents at end of period	$31.7	$120.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2010	$2,640.5	$683.6	$65.5	$(25.4)	$3,364.2
Add (deduct):
Net income	77.5	6.9	5.9	-	90.3
Distributions paid	(84.8)	(6.9)	(6.1)	-	(97.8)
Other comprehensive income	-	-	-	6.0	6.0
Balance March 31, 2010	$2,633.2	$683.6	$65.3	$(19.4)	$3,362.7

Balance January 1, 2011	$2,534.4	$683.6	$62.9	$(39.5)	$3,241.4
Add (deduct):
Net income	69.4	6.8	6.8	-	83.0
Distributions paid	(88.2)	(6.8)	(7.3)	-	(102.3)
Other comprehensive loss	-	-	-	(0.9)	(0.9)
Balance March 31, 2011	$2,515.6	$683.6	$62.4	$(40.4)	$3,221.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net income	$83.0	$90.3
Other comprehensive income (loss):
Gain on cash flow hedges	0.3	8.8
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	(1.3)
Pension and other postretirement benefit costs	(1.5)	(1.5)
Total Comprehensive Income	$82.1	$96.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed to own and operate the business conducted by its subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines), and its subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (together, the operating subsidiaries). As of March 31, 2011, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of March 31, 2011 the common units, class B units and general partner interest owned by BPHC represent approximately 66% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, and December 31, 2010, and the results of operations, changes in cash flows, changes’ in partners equity and comprehensive income for the three months ended March 31, 2011 and 2010.  Reference is made to the Notes to Consolidated Financial Statements in the 2010 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year. All intercompany items have been eliminated in consolidation.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South and Texas Gas provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 60.9 trillion British thermal units (TBtu) of gas owned by third parties as of March 31, 2011. Assuming an average market price during March 2011 of $3.96 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $241.2 million. As of December 31, 2010, the Partnership held for storage or under PAL agreements approximately 82.9 TBtu of gas owned by third parties.

In the course of providing transportation and storage services to customers, the operating subsidiaries may receive different quantities of gas from shippers and operators than the quantities delivered on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are settled in cash or the receipt or delivery of gas in the future.  Gulf South and Texas Gas also periodically lend gas to customers under PAL services. As of March 31, 2011, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 34.6 TBtu. Assuming an average market price during March 2011 of $3.96 per MMBtu, the market value of that gas was approximately $137.0 million. As of December 31, 2010, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 13.0 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3: Derivatives

Subsidiaries of the Partnership use futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $9.1 million and $3.6 million of gas stored underground at March 31, 2011 and December 31, 2010, which the Partnership owns and carries on its balance sheet as current Gas stored underground. Additionally, at March 31, 2011 and December 31, 2010, the Partnership had 4.5 billion cubic feet (Bcf) of gas with a book value of $8.8 million that had become available for sale as a result of a change in the storage working gas needed to support operations and no-notice services at its Texas Gas subsidiary. At March 31, 2011, approximately 7.3 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2011. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership has also periodically used derivatives as cash flow hedges of interest rate risk in anticipation of debt offerings.

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

The fair values of derivatives existing as of March 31, 2011 and December 31, 2010, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$0.1	Other current assets	$-	Other current liabilities	$1.6	Other current liabilities	$1.7

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period, the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the three months ended March 31, 2011 and 2010.

The effective component of unrealized gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (AOCI). The deferred gains and losses associated with the anticipated operational sale of gas reported as current Gas stored underground are recognized in operating revenues when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, the loss is required to be immediately recognized in earnings for the amount that is not expected to be recovered. No such losses were recognized in the three months ended March 31, 2011 and 2010.

The Partnership estimates that approximately $3.1 million of net losses reported in AOCI as of March 31, 2011, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.3	Operating revenues (2)	$0.1	Other revenues	$-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$0.3		$(0.3)		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	Recorded in Gas transportation revenues.

The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$8.8	Operating revenues (2)	$1.7	N/A	$-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$8.8		$1.3		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$1.0 million was recorded in Gas transportation revenues and $0.7 million was recorded in Other Revenues.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At March 31, 2011, all of the Partnership’s derivatives were with two counterparties, however outstanding asset positions under derivative contracts have not resulted in a material concentration of credit risk.

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

Legal Proceedings and Settlements

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

 As of March 31, 2011, and December 31, 2010, the Partnership had an accrued liability of approximately $10.9 million and $11.2 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, enhancement of groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next ten years. As of March 31, 2011 and December 31, 2010, approximately $3.6 million was recorded in Other current liabilities for both periods and approximately $7.3 million and $7.6 million were recorded in Other Liabilities and Deferred Credits.

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

Clean Air Act

The Partnership’s pipelines are subject to the Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the CAA. The Amendments require the EPA to promulgate new regulations pertaining to mobile sources, air toxins, areas of ozone non-attainment and acid rain. The operating subsidiaries presently operate two facilities in areas affected by non-attainment requirements for the current ozone standard (eight-hour standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where the Partnership operates, the cost of additions to Property, Plant and Equipment is expected to increase. The Partnership has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

In 2008, the EPA adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulations, new non-attainment areas will be identified which may require additional emission controls for compliance at as many as 12 facilities operated by the operating subsidiaries. In 2010, the EPA proposed to lower the 8-hour ozone standard set in 2008. Consequently, the EPA extended the deadline to designate non-attainment areas until March 2011 and the compliance deadline was extended to between 2014 and 2017. The Partnership is currently evaluating its affected facilities to determine the costs necessary to comply with this standard.

In 2009, the EPA made a determination that greenhouse gases were a threat to the public health and the environment and may be regulated as “air pollutants” under the CAA. Beginning in 2011, the Partnership will be required to file reports with the EPA regarding greenhouse gas emissions from its facilities, mainly its compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the U.S. that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others.  As a result, the Partnership will conduct various facility surveys across its entire system to comply with the EPA’s greenhouse gas emission calculations and reporting regulations.  Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which the Partnership operates have adopted such laws. The Partnership does not expect the new federal rules and determinations regarding greenhouse gas emissions to have a material effect on its financial condition, results of operations or cash flows.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2011. The commitments as of March 31, 2011, were approximately (in millions):

2011	$20.4
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$20.4

There were no substantial changes to the Partnership’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to the Partnership’s 2010 Annual Report on Form 10-K.

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

 In the first quarter 2011, the Partnership paid quarterly distributions to its common unitholders of record of $0.52 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the first quarter 2010, the Partnership paid quarterly distributions to unitholders of record of $0.50 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In April 2011, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5225 per common unit.

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

Under the Partnership’s partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro rata basis, except that the class B units’ participation in net income is limited to $0.30 per unit per quarter. Payments made on account of the Partnership’s various ownership interests are determined in relation to actual declared distributions and are not based on the assumed allocations required under GAAP.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended March 31, 2011, (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$83.0
Declared distribution	102.9	$88.6	$6.9	$7.4
Assumed allocation of undistributed net loss	(19.9)	(17.2)	(2.3)	(0.4)
Assumed allocation of net income	$83.0	$71.4	$4.6	$7.0
Weighted-average units outstanding		169.7	22.9
Net income per unit		$0.42	$0.20

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended March 31, 2010 (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$90.3
Declared distribution	99.0	$85.7	$6.9	$6.4
Assumed allocation of undistributed net loss	(8.7)	(7.5)	(1.0)	(0.2)
Assumed allocation of net income	$90.3	$78.2	$5.9	$6.2
Weighted-average units outstanding		169.7	22.9
Net income per unit		$0.46	$0.26

Note 7:  Financing

Notes and Debentures

In January 2011, the Partnership received net proceeds of approximately $322.0 million after deducting initial purchaser discounts and offering expenses of $3.0 million from the sale of $325.0 million of 4.50% senior unsecured notes of Texas Gas due February 1, 2021 (2021 Notes). The net proceeds of the offering were used to reduce borrowings under the Partnership’s revolving credit facility and redeem $135.0 million of Texas Gas’ 5.50% notes due April 1, 2013 (2013 Notes), as discussed below. The 2021 Notes are redeemable, in whole or in part, at the Partnership’s option at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a rate equal to the Treasury rate plus 20 basis points plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default.

In February 2011, the Partnership redeemed $135.0 million of Texas Gas’ 2013 Notes at a premium of $11.8 million. The Partnership also had unamortized discounts and deferred offering costs of $0.6 million related to the portion of the 2013 Notes which were redeemed. Due to the application of regulatory accounting, approximately $5.0 million of the premium and unamortized discounts related to the 2013 Notes were deferred, and will be amortized over the life of the 2021 Notes. A $7.4 million loss on the early extinguishment of debt was recognized in the first quarter 2011.

As of March 31, 2011, and December 31, 2010, the Partnership had notes and debentures outstanding of $2.7 billion and $2.5 billion with a weighted-average interest rate of 5.78% and 5.89%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2011, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $950.0 million. Borrowings outstanding under the credit facility as of March 31, 2011 and December 31, 2010, were $533.5 million and $703.5 million with a weighted-average borrowing rate of 0.51% and 0.53%. At March 31, 2011 the Partnership had available borrowing capacity of $416.5 million and had no letters of credit issued.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2011. The revolving credit facility has a maturity date of June 29, 2012, however all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

Long-Term Debt – Affiliate

In 2009, Boardwalk Pipelines entered into a Subordinated Loan Agreement with BPHC under which Boardwalk Pipelines borrowed $200.0 million (Subordinated Loans). The Subordinated Loans bear interest at 8.00% per year, payable semi-annually in June and December, commencing December 2009, and mature six months after the maturity (including any term-out period) of the revolving credit facility. As of March 31, 2011 and 2010, the Partnership had $100.0 million outstanding under the Subordinated Loan Agreement with no additional borrowing capacity available. BPHC waived the mandatory prepayment provision under the Subordinated Loan Agreement that would have required prepayment of the outstanding Subordinated Loans as a result of the issuance and sale of the 2021 Notes.

Registration Rights Agreement

The Partnership has entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership has agreed to register the resale by BPHC of 27.9 million common units and to reimburse BPHC up to a maximum price of $0.914 per common unit for underwriting discounts and commissions. In February 2010, BPHC sold 11.5 million common units of the Partnership in a secondary offering and consequently, the Partnership reimbursed BPHC $10.5 million for underwriting discounts and commissions and incurred other offering costs of approximately $0.2 million, all of which were recorded against the previously established liability pursuant to the registration rights agreement.  As of March 31, 2011 and December 31, 2010, the Partnership had an accrued liability of approximately $16.0 million for future underwriting discounts and commissions that would be reimbursed to BPHC and other registration and offering costs that are expected to be incurred by the Partnership.

Note 8: Property, Plant and Equipment (PPE)

In February 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building.  The Partnership estimates the cost to repair the building facilities and replace equipment damaged by the fire will be approximately $26.4 million.  The Partnership has insurance which will cover the costs incurred to restore the damaged equipment and facilities, subject to a $5.0 million deductible.  In the first quarter 2011, the Partnership recognized expenses of $5.0 million related to the incident which is recorded in the Condensed Consolidated Statements of Income and recorded a receivable related to expected insurance recoveries of $8.6 million on the Condensed Consolidated Balance Sheets.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$1.0	$0.9	$0.1	$0.1
Interest cost	1.6	1.7	0.6	0.7
Expected return on plan assets	(2.0)	(1.7)	(0.8)	(0.9)
Amortization of prior service credit	-	-	(1.9)	(1.9)
Amortization of unrecognized net loss	0.3	0.3	0.2	0.2
Regulatory asset decrease	-	-	1.4	1.4
Net periodic benefit cost	$0.9	$1.2	$(0.4)	$(0.4)

 In 2011, the Partnership contributed $0.8 million to its defined benefit pension plan.

 Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and Gulf South employees are provided retirement benefits under a similar defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $1.9 million for the three months ended March 31, 2011 and 2010.

Note 10:  Related Party Transactions

Loews provides to the Partnership a variety of corporate services under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overhead. Loews charged $6.6 million and $6.3 million for the three months ended March 31, 2011 and 2010, to the Partnership for performing these services.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $67.5 million and $70.1 million for the three months ended March 31, 2011 and 2010.

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

Note 11:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of	As of
	March 31, 2011	December 31, 2010
Loss on cash flow hedges	$(13.1)	$(13.7)
Deferred components of net periodic benefit cost	(27.3)	(25.8)
Total Accumulated other comprehensive loss	$(40.4)	$(39.5)

Note 12:  Financial Instruments

The following methods and assumptions were used in estimating the Partnership’s fair value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt:  The estimated fair value of the Partnership’s publicly traded debt is based on quoted market prices at March 31, 2011 and December 31, 2010. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2011 and December 31, 2010.

Long-Term Debt - Affiliate:  Borrowings under a subordinated loan agreement with BPHC were completed in 2009. The estimated fair value is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership’s financial instruments as of March 31, 2011 and December 31, 2010, were as follows (in millions):
	March 31, 2011		December 31, 2010
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$31.7	$31.7	$55.0	$55.0

Financial Liabilities
Long-term debt	$3,170.9	$3,331.4	$3,152.3	$3,314.3
Long-term debt – affiliate	100.0	106.5	100.0	106.3

Note 13:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2011	2010
Cash paid during the period for:
Interest (net of amount capitalized)(1)	$59.1	$44.7
Non-cash adjustments:
Accounts payable and PPE	$11.9	$37.6

(1)	For the 2011 period, includes $11.8 million of cash paid for the premium on Texas Gas’ 2013 Notes redemption.

Note 14:  Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2011, and December 31, 2010. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2011
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$31.1	$0.6	$-	$31.7
Receivables	0.6	-	119.2	(8.5)	111.3
Gas stored underground	-	-	9.1	-	9.1
Prepayments	0.1	-	13.1	-	13.2
Advances to affiliates	-	75.0	-	(75.0)	-
Other current assets	0.1	-	29.2	(4.8)	24.5
Total current assets	0.8	106.1	171.2	(88.3)	189.8
Investment in consolidated subsidiaries	874.0	4,989.3	-	(5,863.3)	-
Property, plant and equipment, gross	0.6	-	7,051.5	-	7,052.1
Less–accumulated depreciation and amortization	(0.6)	-	(834.5)	-	(835.1)
Property, plant and equipment, net	-	-	6,217.0	-	6,217.0
Other noncurrent assets	-	1.7	417.2	(0.7)	418.2
Advances to affiliates – noncurrent	2,364.2	(0.1)	509.6	(2,873.7)	-
Total other assets	2,364.2	1.6	926.8	(2,874.4)	418.2

Total Assets	$3,239.0	$5,097.0	$7,315.0	$(8,826.0)	$6,825.0

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$1.8	$2.0	$71.4	$(13.9)	$61.3
Advances from affiliates	-	-	75.0	(75.0)	-
Other current liabilities	-	12.4	82.2	(0.1)	94.5
Total current liabilities	1.8	14.4	228.6	(89.0)	155.8
Total long-term debt	-	1,334.5	1,936.4	-	3,270.9
Payable to affiliate	16.0	2,873.7	-	(2,873.7)	16.0
Other noncurrent liabilities	-	-	161.1	-	161.1
Total other liabilities and deferred credits	16.0	2,873.7	161.1	(2,873.7)	177.1
Total partners’ capital/member’s equity	3,221.2	874.4	4,988.9	(5,863.3)	3,221.2

Total Liabilities and Partners' Capital/Member’s Equity	$3,239.0	$5,097.0	$7,315.0	$(8,826.0)	$6,825.0

Condensed Consolidating Balance Sheets as of December 31, 2010
(Millions)
Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$52.6	$2.4	$-	$55.0
Receivables	-	-	115.2	(9.0)	106.2
Gas stored underground	-	-	3.6	-	3.6
Prepayments	-	-	11.4	-	11.4
Advances to affiliates	-	107.8	-	(107.8)	-
Other current assets	-	-	34.9	(7.9)	27.0
Total current assets	-	160.4	167.5	(124.7)	203.2
Investment in consolidated subsidiaries	799.4	4,940.9	-	(5,740.3)	-
Property, plant and equipment, gross	0.6	-	7,043.2	-	7,043.8
Less–accumulated depreciation and amortization	(0.5)	-	(785.3)	-	(785.8)
Property, plant and equipment, net	0.1	-	6,257.9	-	6,258.0
Other noncurrent assets	-	1.8	417.0	(2.0)	416.8
Advances to affiliates – noncurrent	2,461.4	-	362.2	(2,823.6)	-
Total other assets	2,461.4	1.8	779.2	(2,825.6)	416.8

Total Assets	$3,260.9	$5,103.1	$7,204.6	$(8,690.6)	$6,878.0

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.5	$0.3	$101.3	$(18.3)	$86.8
Advances from affiliates	-	-	107.8	(107.8)	-
Other current liabilities	-	15.5	112.2	(0.7)	127.0
Total current liabilities	3.5	15.8	321.3	(126.8)	213.8
Total long-term debt	-	1,464.3	1,788.0	-	3,252.3
Payable to affiliate	16.0	2,823.6	-	(2,823.6)	16.0
Other noncurrent liabilities	-	-	154.4	0.1	154.5
Total other liabilities and deferred credits	16.0	2,823.6	154.4	(2,823.5)	170.5
Total partners’ capital/member’s equity	3,241.4	799.4	4,940.9	(5,740.3)	3,241.4

Total Liabilities and Partners' Capital/Member’s Equity	$3, 260.9	$5,103.1	$7,204.6	$(8,690.6)	$6,878.0

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$315.3	$(24.8)	$290.5
Parking and lending	-	-	4.0	(0.8)	3.2
Gas storage	-	-	13.8	-	13.8
Other	-	-	3.5	-	3.5
Total operating revenues	-	-	336.6	(25.6)	311.0

Operating cost and expenses:
Fuel and gas transportation	-	-	49.4	(25.6)	23.8
Operation and maintenance	-	-	35.1	-	35.1
Administrative and general	(0.1)	-	37.2	-	37.1
Other operating costs and expenses	0.1	-	84.4	-	84.5
Total operating costs and expenses	-	-	206.1	(25.6)	180.5
Operating income	-	-	130.5	-	130.5

Other deductions (income):
Interest expense	-	16.2	22.1	-	38.3
Interest expense, affiliate, net	(7.8)	11.0	(1.2)	-	2.0
Loss on debt extinguishment	-	-	7.4	-	7.4
Interest income	-	-	(0.1)	-	(0.1)
Equity in earnings of subsidiaries	(75.2)	(103.3)	-	178.5	-
Miscellaneous other income	-	-	(0.3)	-	(0.3)
Total other (income) deductions	(83.0)	(76.1)	27.9	178.5	47.3

Income before income taxes	83.0	76.1	102.6	(178.5)	83.2
Income taxes	-	-	0.2	-	0.2

Net Income	$83.0	$76.1	$102.4	$(178.5)	$83.0

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$301.0	$(29.1)	$271.9
Parking and lending	-	-	10.4	(1.0)	9.4
Gas storage	-	-	15.1	-	15.1
Other	-	-	4.1	-	4.1
Total operating revenues	-	-	330.6	(30.1)	300.5

Operating cost and expenses:
Fuel and gas transportation	-	-	60.0	(30.1)	29.9
Operation and maintenance	-	-	29.4	-	29.4
Administrative and general	1.6	-	34.1	-	35.7
Other operating costs and expenses	0.1	-	78.0	-	78.1
Total operating costs and expenses	1.7	-	201.5	(30.1)	173.1
Operating (loss) income	(1.7)	-	129.1	-	127.4

Other deductions (income):
Interest expense	-	15.8	19.4	-	35.2
Interest expense, affiliate, net	(8.2)	9.9	0.3	-	2.0
Interest income	-	-	(0.1)	-	(0.1)
Equity in earnings of subsidiaries	(83.8)	(109.5)	-	193.3	-
Miscellaneous other income	-	-	(0.1)	-	(0.1)
Total other (income) deductions	(92.0)	(83.8)	19.5	193.3	37.0

Income before income taxes	90.3	83.8	109.6	(193.3)	90.4
Income taxes	-	-	0.1	-	0.1

Net Income	$90.3	$83.8	$109.5	$(193.3)	$90.3

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$5.5	$25.6	$125.2	$(53.4)	$102.9

Investing Activities:
Capital expenditures	-	-	(31.4)	-	(31.4)
Proceeds from sale of operating assets	-	-	2.3	-	2.3
Advances to affiliates, net	97.2	32.8	(147.4)	17.4	-
Investment in consolidated subsidiary	(0.4)	-	-	0.4	-
Net Cash Provided by (Used in) Investing Activities	96.8	32.8	(176.5)	17.8	(29.1)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	-	322.0	-	322.0
Repayment of borrowings from long- term debt	-	-	(135.0)	-	(135.0)
Payments of premiums on extinguishment of long-term debt	-	-	(11.8)	-	(11.8)
Proceeds from borrowings on revolving credit agreement	-	36.0	150.0	-	186.0
Repayment of borrowings on revolving credit agreement	-	(166.0)	(190.0)	-	(356.0)
Contribution from parent	-	-	0.4	(0.4)	-
Advances from affiliates, net	-	50.1	(32.7)	(17.4)	-
Distributions paid	(102.3)	-	(53.4)	53.4	(102.3)
Net Cash (Used in) Provided by Financing Activities	(102.3)	(79.9)	49.5	35.6	(97.1)

Decrease in Cash and Cash Equivalents	-	(21.5)	(1.8)	-	(23.3)
Cash and Cash Equivalents at Beginning of Period	-	52.6	2.4	-	55.0
Cash and Cash Equivalents at End of Period	$-	$31.1	$0.6	$-	$31.7

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$92.2	$(27.6)	$123.7	$(83.7)	$104.6

Investing Activities:
Capital expenditures	-	-	(49.7)	-	(49.7)
Advances to affiliates, net	(1.2)	25.5	(41.0)	16.7	-
Distribution from consolidated subsidiary	14.1	-	-	(14.1)	-
Net Cash Provided by (Used in) Investing Activities	12.9	25.5	(90.7)	2.6	(49.7)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	-	125.0	-	-	125.0
Payments on note payable	(0.3)	-	-	-	(0.3)
Payments associated with registration rights agreement	(10.7)	-	-	-	(10.7)
Advances from affiliates, net	3.7	42.2	(25.5)	(16.7)	3.7
Distributions paid	(97.8)	(97.8)	-	97.8	(97.8)
Net Cash (Used in) Provided by Financing Activities	(105.1)	69.4	(25.5)	81.1	19.9

Increase in Cash and Cash Equivalents	-	67.3	7.5	-	74.8
Cash and Cash Equivalents at Beginning of Period	-	45.6	0.2	-	45.8
Cash and Cash Equivalents at End of Period	$-	$112.9	$7.7	$-	$120.6

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Our transportation services consist of firm transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, where  the customer pays to transport gas only when capacity is available and used. We offer firm storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. Our operating costs and expenses typically do not vary significantly based upon the amount of gas transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Condensed Consolidated Statements of Income.

The majority of our revenues are derived from capacity reservation charges that are not impacted by the volume of natural gas transported, however smaller portions of our revenues are derived from charges based on actual volumes transported under firm and interruptible services. For example, for the last twelve months ended March 31, 2011, approximately 20% of our revenues were derived from charges based on actual volumes transported.

Market Conditions and Contract Renewals

Our ability to market available transportation capacity is impacted by demand for natural gas, competition from other pipelines, natural gas price volatility, the price differential between physical locations on our pipeline systems (basis spreads), economic conditions and other factors. Over the past several years, new sources of natural gas have been identified throughout the U.S. and new pipeline infrastructure has been developed, which has led to changes in pricing dynamics between supply basins, pooling points and market areas and an overall weakening of basis spreads across our pipeline systems. Under these market conditions, marketing our available capacity and renewing expiring contracts have become more difficult, and our ability to renew some of our expiring contracts at attractive rates and our revenues from interruptible and short-term firm transportation services have been negatively impacted.

As of March 31, 2011, a substantial portion of our operating capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 5.9 years. However, an important aspect of our business is our ability to market available short-term firm or interruptible transportation capacity and renew existing longer-term transportation contracts. We actively market our available capacity which includes reserved capacity not fully utilized. The revenues we will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed above.

Our ability to market available storage capacity and PAL is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads). These time period price spreads have declined over the 2010 period and have resulted in a significant reduction in our PAL and interruptible storage revenues for the first quarter 2011 as compared to the first quarter 2010.

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities.  These costs include those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs.  Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period the mix of projects that we undertake will affect the amounts we record as property, plant and equipment on our balance sheet or expense in our earnings.

In 2011, we expect to incur costs of approximately $250.0 million to maintain our pipeline systems, of which approximately $87.0 million is expected to be recorded as maintenance capital, excluding expenditures related to the Carthage Compression Station incident discussed below. In 2010, these costs were approximately $212.6 million, approximately $63.0 million of which was recorded as maintenance capital.  The overall increase of $37.4 million is primarily related to integrity management, reliability and general pipeline maintenance and repairs.

Carthage Compressor Station Incident

In February 2011, a fire occurred at one of our compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. The incident has not yet affected our ability to meet our contractual obligations under firm transportation agreements, because we have been able to utilize other system assets to meet our obligations. We estimate the cost to repair the building facilities and replace equipment damaged by the fire will be approximately $26.4 million. We have insurance which will cover the costs incurred to restore the damaged equipment and facilities, subject to a $5.0 million deductible.  In the first quarter 2011, we recognized expenses of $5.0 million related to the incident which represents the amount of the insurance deductible.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Our net income for the three months ended March 31, 2011, decreased $7.3 million, or 8%, to $83.0 million compared to $90.3 million for the three months ended March 31, 2010. The decrease in net income was a result of decreased PAL and storage revenues due to unfavorable market conditions, increased operating expenses related to the Carthage Compressor Station incident and a $7.4 million loss on the early extinguishment of debt.  These negative impacts to net income were partially offset by higher gas transportation revenues from increased capacities resulting from the completion of several compression projects in 2010 and operating our Fayetteville Lateral at its design capacity.

Operating revenues for the three months ended March 31, 2011, increased $10.5 million, or 3%, to $311.0 million, compared to $300.5 million for the three months ended March 31, 2010. Gas transportation revenues, excluding fuel, increased $24.1 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating our Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $7.5 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $6.1 million primarily due to lower natural gas prices.

Operating costs and expenses for the three months ended March 31, 2011, increased $7.4 million, or 4%, to $180.5 million, compared to $173.1 million for the three months ended March 31, 2010. The primary drivers of the increase were the recognition of $5.0 million of expenses related to the Carthage Compressor Station incident, which impacted Loss on Disposal of Operating Assets and Operation and Maintenance expenses, higher depreciation and property taxes of $3.4 million associated with an increase in our asset base and increased operation and maintenance expenses due to an increase in major maintenance projects.  These increases were partially offset by lower fuel costs of $5.6 million primarily due to lower natural gas prices.

Total other deductions for the three months ended March 31, 2011, increased by $10.3 million, or 28%, to $47.3 million for the three months ended March 31, 2011, compared to $37.0 million for the 2010 period, driven by a $7.4 million loss on the early extinguishment of debt and higher interest expense of $3.1 million resulting from higher average interest rates on our long-term debt, higher debt levels and lower capitalized interest.

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

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2011 and 2010 were $15.4 million and $2.2 million. Growth capital expenditures, including trailing costs associated with our recently completed pipeline expansion projects, were $16.0 million and $42.8 million for the three months ended March 31, 2011 and 2010. Excluding capital expenditures for which insurance proceeds are expected to be received related to the Carthage Compression Station incident, we expect our 2011 growth and maintenance capital expenditures to be approximately $180.0 million, $87.0 million of which is related to system maintenance.

Equity and Debt Financing

In January 2011, we received net proceeds of approximately $322.0 million after deducting initial purchaser discounts and offering expenses of $3.0 million from the sale of $325.0 million of 4.50% senior unsecured notes of Texas Gas due February 1, 2021 (2021 Notes). We used these proceeds to repay borrowings under our revolving credit facility and redeemed $135.0 million of Texas Gas’ 5.50% notes due April 1, 2013, including payment of a premium of $11.8 million. Note 7 in Item 8 of this report contains more information about the 2021 Notes and partial redemption of the 2013 Notes.

Our ability to access the capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. We anticipate that our existing capital resources, including our revolving credit facility, and cash flow generated from future operations will be adequate to fund our operations, including our capital expenditures for maintenance and current growth projects. From time to time, we expect to issue and sell debt and/or equity for general corporate purposes, including to refinance outstanding debt and our revolving credit facility either prior to or at their maturities and for potential acquisitions and growth opportunities.

Revolving Credit Facility

As of March 31, 2011, we had $533.5 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 0.51% and no letters of credit issued thereunder. At March 31, 2011, we had available borrowing capacity of $416.5 million and were in compliance with all covenant requirements under our credit facility.

Distributions

For the three months ended March 31, 2011 and 2010, we paid distributions of $102.3 million and $97.8 million to our partners. Note 6 in Part I, Item 1 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $1.7 million to $102.9 million for the three months ended March 31, 2011, compared to $104.6 million for the comparable 2010 period, primarily due to a decrease in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $20.6 million to $29.1 million for the three months ended March 31, 2011, compared to $49.7 million for the comparable 2010 period. The decrease was driven by an $18.3 decrease in capital expenditures primarily related to the completion of compression projects in 2010 and the receipt of $2.3 million of proceeds from the sale of assets.

Changes in cash flow from financing activities

Net cash used in financing activities increased $117.0 million to a use of cash of $97.1 million for the three months ended March 31, 2011, compared to cash provided by financing activities of $19.9 million for the comparable 2010 period. The increase in cash used in financing activities resulted from net repayments of $108.0 million of long-term debt, including net repayments under our revolving credit facility, an $11.8 million premium paid on the early extinguishment of long-term debt and a $4.5 million increase in distributions to our partners. The increase in the use of cash was partly offset by $10.7 million of payments made under our registration rights agreement in 2010.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2011, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,283.5	$-	$973.5	$525.0	$1,785.0
Interest on long-term debt (2)	968.2	152.8	274.8	231.5	309.1
Capital commitments (3)	20.4	20.4	-	-	-
Total	$4,272.1	$173.2	$1,248.3	$756.5	$2,094.1

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, $533.5 million of loans outstanding under our revolving credit facility, having a maturity date of June 29, 2012, and our Subordinated Loans which mature initially on December 29, 2012. The revolving credit facility and Subordinated Loans are extendable by us on the same terms for an additional year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.51% weighted-average interest rate on amounts outstanding under our revolving credit facility as of March 31, 2011, $2.7 million and $0.7 million would be due under the credit facility in less than one year and 1-3 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2011.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2011, we have funded approximately $0.8 million to the Texas Gas pension plan and expect to fund an additional $8.0 million in the remaining portion of 2011.

Off-Balance Sheet Arrangements

At March 31, 2011, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2011, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and the re-authorization by Congress of the Pipeline and Hazardous Materials Safety Administration, on our business, including our costs, liabilities and revenues;

•	the costs of maintaining and ensuring the integrity and reliability of our pipeline systems;

•	the timing, cost, scope and financial performance of our recent and future growth projects;

•	volatility or disruptions in the capital or financial markets;

•
the impact of Federal Energy Regulatory Commission’s rate-making policies and actions on the services we offer and the rates we charge and our ability to recover the full cost of operating our pipelines, including earning a reasonable return;

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

Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information contained herein updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010. Since December 31, 2010, there have been no material changes to our interest rate or commodity risk exposures or the management of those exposures. The following is provided to update information regarding our market and credit risks.

Market risk:

Our primary exposure to market risk occurs at the time our existing transportation and storage contracts expire and are subject to renewal or marketing. We actively monitor future expiration dates associated with our contract portfolio.

Over the past several years, new sources of natural gas have been identified throughout the U.S. and new pipeline infrastructure has been developed, which has led to changes in pricing dynamics between supply basins, pooling points and market areas and an overall weakening of basis spreads across our pipeline systems. Under these market conditions, marketing our available capacity and renewing expiring contracts have become more difficult, and our ability to renew some of our expiring contracts at attractive rates and our revenues from interruptible and short-term firm transportation services have been negatively impacted.

As of March 31, 2011, a substantial portion of our operating capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 5.9 years. However, an important aspect of our business is our ability to market available short-term firm or interruptible transportation capacity and renew existing longer-term transportation contracts. We actively market our available capacity which includes reserved capacity not fully utilized. The revenues we will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed above.

Our ability to market available storage capacity and PAL is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads). These time period price spreads have declined over the 2010 period and have resulted in a significant reduction in our PAL and interruptible storage revenues for the first quarter 2011 as compared to the first quarter 2010.

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

As of March 31, 2011, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 34.6 trillion British thermal units (TBtu). Assuming an average market price during March 2011 of $3.96 per million British thermal units (MMBtu), the market value of that gas was approximately $137.0 million. As of December 31, 2010, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 13.0 TBtu. Assuming an average market price during December 2010 of $4.21 per MMBtu, the market value of this gas at December 31, 2010, would have been approximately $54.7 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities
Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
February 1, 2011 to February 28, 2011 (1)	2,000	$32.82	-	-

(1)	Our general partner purchased our common units and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

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

4.1
Indenture, dated as of January 19, 2011, by and between Texas Gas Transmission, LLC, a Delaware limited liability company and The Bank of New York Mellon Trust Company, N.A., a national banking association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 19, 2011).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated: May 3, 2011	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer