Form 10-Q
period 2011-09-30
Boardwalk Pipeline Partners, LP
filed 2011-11-01
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the registrant had 175,721,916 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

September 30, 2011

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets...3
Condensed Consolidated Statements of Income ...5
Condensed Consolidated Statements of Cash Flows ...6
Condensed Consolidated Statements of Changes in Partners’ Capital ...7
Condensed Consolidated Statements of Comprehensive Income ...8
Notes to Condensed Consolidated Financial Statements ...9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................................................................................30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...38

Item 4.  Controls and Procedures ...39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...40

Item 1A.  Risk Factors ...40

Item 6.  Exhibits ...41

Signatures ...42

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$84.2	$55.0
Receivables:
Trade, net	84.1	101.0
Affiliate	0.8	-
Other	17.7	5.2
Gas transportation receivables	7.6	12.2
Costs recoverable from customers	10.0	11.3
Gas stored underground	8.0	3.6
Prepayments	16.0	11.4
Other current assets	4.3	3.5
Total current assets	232.7	203.2

Property, Plant and Equipment:
Natural gas transmission and other plant	6,992.4	6,933.9
Construction work in progress	127.9	109.9
Property, plant and equipment, gross	7,120.3	7,043.8
Less—accumulated depreciation and amortization	933.5	785.8
Property, plant and equipment, net	6,186.8	6,258.0

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	119.3	125.8
Costs recoverable from customers	15.4	15.7
Other	87.1	111.8
Total other assets	385.3	416.8

Total Assets	$6,804.8	$6,878.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	September 30, 2011	December 31, 2010
Current Liabilities:
Payables:
Trade	$30.5	$48.8
Affiliate	3.1	3.2
Other	5.9	10.1
Gas Payables:
Transportation	11.6	20.5
Storage	6.1	4.2
Accrued taxes, other	60.5	40.4
Accrued interest	27.2	40.5
Accrued payroll and employee benefits	17.7	17.0
Construction retainage	4.3	8.3
Deferred income	3.3	6.3
Other current liabilities	15.2	14.5
Total current liabilities	185.4	213.8

Long–term debt	3,098.2	3,152.3
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,198.2	3,252.3

Other Liabilities and Deferred Credits:
Pension liability	21.1	27.0
Asset retirement obligation	16.5	17.2
Provision for other asset retirement	53.7	51.7
Payable to affiliate	16.0	16.0
Other	66.5	58.6
Total other liabilities and deferred credits	173.8	170.5

Commitments and Contingencies

Partners’ Capital:
Common units – 175.7 million and 169.7 million units issued and outstanding as of September 30, 2011 and December 31, 2010	2,547.1	2,534.4
Class B units – 22.9 million units issued and outstanding as of September 30, 2011 and December 31, 2010	677.8	683.6
General partner	62.9	62.9
Accumulated other comprehensive loss	(40.4)	(39.5)
Total partners’ capital	3,247.4	3,241.4
Total Liabilities and Partners’ Capital	$6,804.8	$6,878.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Gas transportation	$251.8	$234.2	$786.6	$734.0
Parking and lending	2.2	5.5	8.5	23.8
Gas storage	12.0	13.1	37.5	41.5
Other	2.9	4.8	9.3	15.5
Total operating revenues	268.9	257.6	841.9	814.8

Operating Costs and Expenses:
Fuel and gas transportation	26.7	27.7	78.7	81.8
Operation and maintenance	45.9	36.8	123.1	100.2
Administrative and general	31.1	33.2	101.9	98.8
Depreciation and amortization	55.8	54.2	168.9	161.3
Asset impairment	0.1	3.3	28.6	5.8
Net gain on disposal of operating assets	(5.3)	(12.7)	(3.9)	(11.6)
Taxes other than income taxes	22.2	22.0	67.1	66.0
Total operating costs and expenses	176.5	164.5	564.4	502.3

Operating income	92.4	93.1	277.5	312.5

Other Deductions (Income):
Interest expense	37.6	35.3	113.5	106.2
Interest expense – affiliates	2.0	2.0	6.0	6.0
Loss on debt extinguishment	5.8	-	13.2	-
Interest income	(0.1)	(0.2)	(0.3)	(0.5)
Miscellaneous other income, net	(0.2)	-	(0.6)	(0.1)
Total other deductions	45.1	37.1	131.8	111.6

Income before income taxes	47.3	56.0	145.7	200.9

Income taxes	0.1	0.2	0.3	0.4

Net Income	$47.2	$55.8	$145.4	$200.5

Net Income per Unit:
Basic and diluted net income per unit:
Common units	$0.23	$0.28	$0.72	$1.02
Class B units	$-	$0.07	$0.04	$0.39
Cash distribution declared and paid to common units	$0.525	$0.51	$1.5675	$1.515
Cash distribution declared and paid to class B units	$0.30	$0.30	$0.90	$0.90
Weighted-average number of units outstanding:
Common units	175.7	169.7	172.5	169.7
Class B units	22.9	22.9	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2011	2010
Net income	$145.4	$200.5
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	168.9	161.3
Amortization of deferred costs	8.1	7.0
Asset impairment	28.6	5.8
Loss on debt extinguishment	13.2	-
Storage gas loss	3.7	-
Net gain on disposal of operating assets	(3.9)	(11.6)
Changes in operating assets and liabilities:
Trade and other receivables	13.8	13.2
Other receivables, affiliates	(0.8)	-
Gas receivables and storage assets	(3.8)	4.0
Costs recoverable from customers	(2.7)	(4.1)
Other assets	(13.1)	5.5
Trade and other payables	(10.2)	(24.1)
Other payables, affiliates	(0.2)	1.9
Gas payables	(0.8)	5.9
Accrued liabilities	9.8	14.2
Other liabilities	(10.5)	(24.7)
Net cash provided by operating activities	345.5	354.8
INVESTING ACTIVITIES:
Capital expenditures	(116.9)	(174.2)
Proceeds from sale of operating assets	17.5	16.4
Net cash used in investing activities	(99.4)	(157.8)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	437.6	-
Repayment of borrowings from long-term debt	(250.0)	-
Payments of premiums on extinguishment of long-term debt	(21.0)	-
Proceeds from borrowings on revolving credit agreement	515.0	150.0
Repayment of borrowings on revolving credit agreement	(760.0)	-
Payments on note payable	-	(0.3)
Payments associated with registration rights agreement	-	(10.7)
Advances from affiliate	-	3.9
Distributions paid	(312.1)	(296.9)
Proceeds from sale of common units	170.0	-
Capital contribution from general partner	3.6	-
Net cash used in financing activities	(216.9)	(154.0)
Increase in cash and cash equivalents	29.2	43.0
Cash and cash equivalents at beginning of period	55.0	45.8
Cash and cash equivalents at end of period	$84.2	$88.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Accumulated Other Comp Loss	Total Partners’ Capital
Balance January 1, 2010	$2,640.5	$683.6	$65.5	$(25.4)	$3,364.2
Add (deduct):
Net income	162.9	20.6	17.0	-	200.5
Distributions paid	(257.1)	(20.6)	(19.2)	-	(296.9)
Other comprehensive loss	-	-	-	(8.2)	(8.2)
Balance September 30, 2010	$2,546.3	$683.6	$63.3	$(33.6)	$3,259.6

Balance January 1, 2011	$2,534.4	$683.6	$62.9	$(39.5)	$3,241.4
Add (deduct):
Net income	111.7	14.8	18.9	-	145.4
Distributions paid	(269.0)	(20.6)	(22.5)	-	(312.1)
Sale of common units, net of related transactions costs	170.0	-	-	-	170.0
Capital contribution from general partner	-	-	3.6	-	3.6
Other comprehensive loss	-	-	-	(0.9)	(0.9)
Balance September 30, 2011	$2,547.1	$677.8	$62.9	$(40.4)	$3,247.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$47.2	$55.8	$145.4	$200.5
Other comprehensive income (loss):
Gain on cash flow hedges	1.5	1.3	2.9	7.6
Reclassification adjustment transferred to Net income from cash flow hedges	(0.2)	(7.4)	0.7	(11.2)
Pension and other postretirement benefit costs	(1.5)	(1.5)	(4.5)	(4.6)
Total Comprehensive Income	$47.0	$48.2	$144.5	$192.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed to own and operate the business conducted by its subsidiaries: Boardwalk Pipelines, LP (Boardwalk Pipelines), and its subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (together, the operating subsidiaries). As of September 30, 2011, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of September 30, 2011, the common units, class B units and general partner interest owned by BPHC represent approximately 64% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010, and the results of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and changes in cash flows and changes in partners’ capital for the nine months ended September 30, 2011 and 2010. Reference is made to the Notes to Consolidated Financial Statements in the 2010 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year. All intercompany items have been eliminated in consolidation.

Note 2:  Gas Stored Underground and Gas Receivables and Payables

Gulf South and Texas Gas provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 74.9 trillion British thermal units (TBtu) of gas owned by third parties as of September 30, 2011. Assuming an average market price during September 2011 of $3.82 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $286.1 million. As of December 31, 2010, the Partnership held for storage or under PAL agreements approximately 82.9 TBtu of gas owned by third parties.

In the course of providing transportation and storage services to customers, the operating subsidiaries may receive different quantities of gas from shippers and operators than the quantities delivered on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are settled in cash or the receipt or delivery of gas in the future. Gulf South and Texas Gas also periodically lend gas to customers under PAL services. As of September 30, 2011, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 8.5 TBtu. Assuming an average market price during September 2011 of $3.82 per MMBtu, the market value of that gas was approximately $32.5 million. As of December 31, 2010, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 13.0 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3:  Derivatives

Subsidiaries of the Partnership use futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $8.0 million and $3.6 million of gas stored underground at September 30, 2011 and December 31, 2010, which the Partnership owns and carries on its balance sheet as current Gas stored underground. Additionally, at December 31, 2010, the Partnership had 4.5 billion cubic feet (Bcf) of gas with a book value of $10.3 million that was available for sale as a result of a change in the storage working gas needed to support operations and no-notice services at its Texas Gas subsidiary, all of which was sold in 2011. At September 30, 2011, approximately 0.8 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2011. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership has also periodically used derivatives as cash flow hedges of interest rate risk in anticipation of debt offerings. The Partnership did not discontinue any cash flow hedges during the three and nine months ended September 30, 2011 and 2010.

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

The fair values of derivatives existing as of September 30, 2011 and December 31, 2010, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$0.8	Other current assets	$-	Other current liabilities	$-	Other current liabilities	$1.7

The Partnership estimates that approximately $0.9 million of net losses reported in Accumulated other comprehensive income (loss) (AOCI) as of September 30, 2011, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$1.0	Operating revenues (2)	$0.4	N/A	$-
Commodity contracts	0.5	Net gain(loss) on disposal of operating assets	0.2	N/A	-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$1.5		$0.2		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Gas transportation revenues and $0.3 million was recorded in Other revenues.

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

The amount of gains and losses from derivatives recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$1.6	Operating revenues (2)	$0.5	N/A	$-
Commodity contracts	1.3	Net gain on disposal of operating assets	0.1	N/A	-
Interest rate contracts (1)	-	Interest expense	(1.3)	N/A	-
	$2.9		$(0.7)		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.2 million was recorded in Gas transportation revenues and $0.3 million was recorded in Other revenues.

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

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of September 30, 2011 and December 31, 2010, the Partnership had an accrued liability of approximately $10.4 million and $11.2 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next ten years. As of September 30, 2011 and December 31, 2010, approximately $3.6 million was recorded in Other current liabilities for both periods and approximately $6.8 million and $7.6 million were recorded in Other Liabilities and Deferred Credits.

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

In 2008, the EPA adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulations, new non-attainment areas will be identified which may require additional emission controls for compliance at as many as 12 facilities operated by the operating subsidiaries. The EPA is expected to finalize a new standard in 2011, which will lower the 8-hour ozone standard set in 2008 and set a compliance deadline between 2014 and 2031. The Partnership is currently evaluating its affected facilities to determine the costs necessary to comply with this standard.

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

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2011. The commitments as of September 30, 2011, were approximately (in millions):

2011	$31.1
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$31.1

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

In the third quarter 2011, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.525 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the third quarter 2010, the Partnership declared and paid quarterly distributions to unitholders of record of $0.51 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In October 2011, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5275 per common unit.

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

 The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended September 30, 2011, (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$47.2
Declared distribution	107.8	$92.7	$6.9	$8.2
Assumed allocation of undistributed net loss	(60.6)	(52.5)	(6.9)	(1.2)
Assumed allocation of net income	$47.2	$40.2	$-	$7.0
Weighted-average units outstanding		175.7	22.9
Net income per unit		$0.23	$-

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

     The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the nine months ended September 30, 2011, (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$145.4
Declared distribution	317.6	$273.6	$20.6	$23.4
Assumed allocation of undistributed net loss	(172.2)	(149.0)	(19.7)	(3.5)
Assumed allocation of net income	$145.4	$124.6	$0.9	$19.9
Weighted-average units outstanding		172.5	22.9
Net income per unit		$0.72	$0.04

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the nine months ended September 30, 2010, (in millions, except per unit data):
	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$200.5
Declared distribution	300.3	$259.6	$20.7	$20.0
Assumed allocation of undistributed net loss	(99.8)	(86.1)	(11.7)	(2.0)
Assumed allocation of net income	$200.5	$173.5	$9.0	$18.0
Weighted-average units outstanding		169.7	22.9
Net income per unit		$1.02	$0.39

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

In February 2011, the Partnership redeemed $135.0 million of Texas Gas’ 2013 Notes at a premium of $11.8 million and in July 2011, redeemed the remaining $115.0 million at a premium of $9.2 million. The Partnership had unamortized discounts and deferred offering costs of $1.1 million related to the 2013 Notes which were redeemed. Due to the application of regulatory accounting, approximately $8.9 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and will be amortized over the life of the 2021 Notes. A $7.4 million loss on the early extinguishment of debt was recognized in the first quarter 2011 and an additional loss of $5.8 million was recognized in the third quarter 2011.

As of September 30, 2011 and December 31, 2010, the Partnership had notes and debentures outstanding of $2.7 billion and $2.5 billion with a weighted-average interest rate of 5.69% and 5.89%. The Partnership has $225.0 million of notes maturing August 2012. These notes are included in long-term debt on the Condensed Consolidated Balance Sheets since the Partnership expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than a year.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At September 30, 2011, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $950.0 million. Borrowings outstanding under the credit facility as of September 30, 2011 and December 31, 2010, were $458.5 million and $703.5 million with a weighted-average borrowing rate of 0.48% and 0.53%. At September 30, 2011, the Partnership had available borrowing capacity of $491.5 million and had no letters of credit issued.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of September 30, 2011. The revolving credit facility has a maturity date of June 29, 2012, however all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

Long-Term Debt – Affiliate

In 2009, Boardwalk Pipelines entered into a Subordinated Loan Agreement with BPHC under which Boardwalk Pipelines borrowed $200.0 million (Subordinated Loans). The Subordinated Loans bear interest at 8.00% per year, payable semi-annually in June and December, commencing December 2009, and mature six months after the maturity (including any term-out period) of the revolving credit facility. As of September 30, 2011 and December 31, 2010, the Partnership had $100.0 million outstanding under the Subordinated Loan Agreement with no additional borrowing capacity available. BPHC waived the mandatory prepayment provision under the Subordinated Loan Agreement that would have required prepayment of the outstanding Subordinated Loans as a result of the issuance and sale of the 2021 Notes and common units in June 2011 discussed below.

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

Registration Rights Agreement

The Partnership has entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership has agreed to register the resale by BPHC of 27.9 million common units and to reimburse BPHC up to a maximum price of $0.914 per common unit for underwriting discounts and commissions. In February 2010, BPHC sold 11.5 million common units of the Partnership in a secondary offering and consequently, the Partnership reimbursed BPHC $10.5 million for underwriting discounts and commissions and incurred other offering costs of approximately $0.2 million, all of which were recorded against a previously established liability pursuant to the registration rights agreement. As of September 30, 2011 and December 31, 2010, the Partnership had an accrued liability of approximately $16.0 million for future underwriting discounts and commissions that would be reimbursed to BPHC and other registration and offering costs that are expected to be incurred by the Partnership.

Note 8:  Property, Plant and Equipment (PPE)

In February 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. The cost to repair the building facilities and replace equipment damaged by the fire was approximately $18.0 million. The Partnership has insurance which will cover the costs incurred to restore the damaged equipment and facilities, subject to a $5.0 million deductible. In the first quarter 2011, the Partnership recognized expenses of $5.0 million related to the incident which is recorded in the Condensed Consolidated Statements of Income and has recorded a receivable related to expected insurance recoveries of $8.9 million on the Condensed Consolidated Balance Sheets.

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

Note 10:  Asset Impairments and Dispositions

Materials and Supplies

The Partnership holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects.  In 2011, the Partnership determined that a portion of the materials and supplies would not be used given the types of projects the Partnership would likely pursue under its new growth strategy and the costs to carry and maintain the materials.  As a result, the Partnership recognized an impairment charge of $28.6 million to adjust the carrying amount of those materials and supplies to an estimated fair value of $6.4 million. The fair value of the materials was determined by obtaining information from brokers, resellers and distributors of these types of materials which are considered Level 3 inputs under the fair value hierarchy. At September 30, 2011, the Partnership held approximately $26.2 million of materials and supplies which was reflected in Other Assets on the Condensed Consolidated Balance Sheets.

In the third quarter 2010, the Partnership agreed to sell pipe materials with a book value of $11.5 million for estimated consideration of approximately $8.2 million and recorded an impairment charge of $3.3 million.  The fair value measurement of the pipe materials was based on Level 3 inputs under the fair value hierarchy.

Gas Sales

For the three and nine months ended September 30, 2011, the Partnership sold approximately 3.1 Bcf and 4.5 Bcf of gas stored underground with a book value of $6.9 million and $10.3 million that became available for sale due to a change in the storage working gas needed to support operations and no-notice services at its Texas Gas subsidiary.  As a result, the Partnership recognized gains of $6.0 million and $9.2 million for the three and nine months ended September 30, 2011.  In the third quarter 2010, approximately 3.3 Bcf of gas stored underground with a book value of $7.5 million was sold related to Phase III of the Western Kentucky Storage Expansion.  As a result, the Partnership recognized a gain of $12.1 million for the three and nine months ended September 30, 2010.  The gains related to these gas sales were recorded in Net gain on disposal of operating assets.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2011 and 2010 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1.0	$0.9	$0.1	$0.1
Interest cost	1.6	1.7	0.6	0.7
Expected return on plan assets	(2.0)	(1.7)	(0.8)	(0.9)
Amortization of prior service credit	-	-	(1.9)	(2.0)
Amortization of unrecognized net loss	0.3	0.3	0.1	0.2
Regulatory asset decrease	-	-	1.4	1.4
Net periodic benefit cost	$0.9	$1.2	$(0.5)	$(0.5)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$3.0	$2.8	$0.3	$0.3
Interest cost	4.8	5.1	1.8	2.1
Expected return on plan assets	(6.0)	(5.2)	(2.4)	(2.8)
Amortization of prior service credit	-	-	(5.7)	(5.8)
Amortization of unrecognized net loss	0.9	1.0	0.4	0.6
Regulatory asset decrease	-	-	4.2	4.1
Net periodic benefit cost	$2.7	$3.7	$(1.4)	$(1.5)

 In 2011, the Partnership contributed $9.0 million to its defined benefit pension plan.

 Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and Gulf South employees are provided retirement benefits under a similar defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $2.0 million and $5.8 million for the three and nine months ended September 30, 2011, and $2.0 million and $5.5 million for the three and nine months ended September 30, 2010.

Note 12:  Related Party Transactions

Loews provides to the Partnership a variety of corporate services under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overhead. The Partnership incurred charges related to these services of $3.6 million and $13.9 million for the three and nine months ended September 30, 2011, and $3.2 million and $12.4 million for the three and nine months ended September 30, 2010.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $204.0 million and $201.2 million during the nine months ended September 30, 2011 and 2010.

Note 13:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2011	As of December 31, 2010
Loss on cash flow hedges	$(10.1)	$(13.7)
Deferred components of net periodic benefit cost	(30.3)	(25.8)
Total Accumulated other comprehensive loss	$(40.4)	$(39.5)

Note 14:  Financial Instruments

The following methods and assumptions were used in estimating the Partnership’s fair value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership’s publicly traded debt is based on quoted market prices at September 30, 2011 and December 31, 2010. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2011 and December 31, 2010.

Long-Term Debt - Affiliate: Borrowings under a subordinated loan agreement with BPHC were completed in 2009. The estimated fair value is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership’s financial instruments as of September 30, 2011 and December 31, 2010, were as follows (in millions):

	September 30, 2011		December 31, 2010
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$84.2	$84.2	$55.0	$55.0

Financial Liabilities
Long-term debt	$3,098.2	$3,337.1	$3,152.3	$3,314.3
Long-term debt – affiliate	100.0	107.7	100.0	106.3

Note 15:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2011	2010
Cash paid during the period for:
Interest (net of amount capitalized)(1)	$149.6	$116.9
Non-cash adjustments:
Accounts payable and PPE	$10.4	$29.0

(1)	The 2011 period includes $21.0 million of premiums paid for the 2013 Notes redemption.

Note 16: Subsequent Events

In October 2011, Boardwalk Pipelines and BPHC entered into an agreement to create a joint venture, Boardwalk HP Storage Company, LLC (Boardwalk Storage). Simultaneously, Boardwalk Storage entered into a definitive agreement to acquire Petal Gas Storage, L.L.C., Hattiesburg Gas Storage Company and related entities from an affiliate of Enterprise Products Partners L.P. for $550.0 million in cash. These entities own and operate salt dome storage and pipeline facilities and are engaged in the storage and transportation of natural gas. Boardwalk Storage expects to fund the acquisition with proceeds from a new $200.0 million five-year bank loan and equity contributions from Boardwalk Pipelines and BPHC.  BPHC will contribute $280.0 million for an 80% equity ownership interest in Boardwalk Storage and Boardwalk Pipelines will contribute $70.0 million for a 20% equity ownership interest in Boardwalk Storage. The acquisition is expected to close in the fourth quarter 2011 subject to customary closing conditions.

Note 17: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at September 30, 2011 and December 31, 2010. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of September 30, 2011
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.4	$78.2	$5.6	$-	$84.2
Receivables	0.8	-	109.2	(7.4)	102.6
Gas stored underground	-	-	8.0	-	8.0
Prepayments	-	-	16.0	-	16.0
Advances to affiliates	-	-	38.8	(38.8)	-
Other current assets	0.3	-	29.5	(7.9)	21.9
Total current assets	1.5	78.2	207.1	(54.1)	232.7
Investment in consolidated subsidiaries	926.3	5,032.0	-	(5,958.3)	-
Property, plant and equipment, gross	0.6	-	7,119.7	-	7,120.3
Less–accumulated depreciation and amortization	0.6	-	932.9	-	933.5
Property, plant and equipment, net	-	-	6.186.8	-	6,186.8
Other noncurrent assets	0.3	1.7	383.9	(0.6)	385.3
Advances to affiliates – noncurrent	2,338.1	-	529.6	(2,867.7)	-
Total other assets	2,338.4	1.7	913.5	(2,868.3)	385.3

Total Assets	$3,266.2	$5,111.9	$7,307.4	$(8,880.7)	$6,804.8

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$2.4	$2.1	$42.4	$(7.4)	$39.5
Advances from affiliates	-	38.8	-	(38.8)	-
Other current liabilities	0.1	12.4	141.9	(8.5)	145.9
Total current liabilities	2.5	53.3	184.3	(54.7)	185.4
Total long-term debt	-	1,279.9	1,918.3	-	3,198.2
Payable to affiliate	16.0	2,867.7	-	(2,867.7)	16.0
Other noncurrent liabilities	0.3	-	157.5	-	157.8
Total other liabilities and deferred credits	16.3	2,867.7	157.5	(2,867.7)	173.8
Total partners’ capital/member’s equity	3,247.4	911.0	5,047.3	(5,958.3)	3,247.4

Total Liabilities and Partners' Capital/Member’s Equity	$3,266.2	$5,111.9	$7,307.4	$(8,880.7)	$6,804.8

Condensed Consolidating Balance Sheets as of December 31, 2010
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$52.6	$2.4	$-	$55.0
Receivables	-	-	115.2	(9.0)	106.2
Gas stored underground	-	-	3.6	-	3.6
Prepayments	-	-	11.4	-	11.4
Advances to affiliates	-	107.8	-	(107.8)	-
Other current assets	-	-	34.9	(7.9)	27.0
Total current assets	-	160.4	167.5	(124.7)	203.2
Investment in consolidated subsidiaries	799.4	4,940.9	-	(5,740.3)	-
Property, plant and equipment, gross	0.6	-	7,043.2	-	7,043.8
Less–accumulated depreciation and amortization	0.5	-	785.3	-	785.8
Property, plant and equipment, net	0.1	-	6,257.9	-	6,258.0
Other noncurrent assets	-	1.8	417.0	(2.0)	416.8
Advances to affiliates – noncurrent	2,461.4	-	362.2	(2,823.6)	-
Total other assets	2,461.4	1.8	779.2	(2,825.6)	416.8

Total Assets	$3,260.9	$5,103.1	$7,204.6	$(8,690.6)	$6,878.0

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.5	$0.3	$101.3	$(18.3)	$86.8
Advances from affiliates	-	-	107.8	(107.8)	-
Other current liabilities	-	15.5	112.2	(0.7)	127.0
Total current liabilities	3.5	15.8	321.3	(126.8)	213.8
Total long-term debt	-	1,464.3	1,788.0	-	3,252.3
Payable to affiliate	16.0	2,823.6	-	(2,823.6)	16.0
Other noncurrent liabilities	-	-	154.4	0.1	154.5
Total other liabilities and deferred credits	16.0	2,823.6	154.4	(2,823.5)	170.5
Total partners’ capital/member’s equity	3,241.4	799.4	4,940.9	(5,740.3)	3,241.4

Total Liabilities and Partners' Capital/Member’s Equity	$3, 260.9	$5,103.1	$7,204.6	$(8,690.6)	$6,878.0

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$276.2	$(24.4)	$251.8
Parking and lending	-	-	2.2	-	2.2
Gas storage	-	-	12.0	-	12.0
Other	-	-	2.9	-	2.9
Total operating revenues	-	-	293.3	(24.4)	268.9

Operating cost and expenses:
Fuel and gas transportation	-	-	51.1	(24.4)	26.7
Operation and maintenance	-	-	45.9	-	45.9
Administrative and general	(0.1)	0.2	31.0	-	31.1
Other operating costs and expenses	0.1	-	72.7	-	72.8
Total operating costs and expenses	-	0.2	200.7	(24.4)	176.5
Operating income	-	(0.2)	92.6	-	92.4

Other deductions (income):
Interest expense	-	16.0	21.6	-	37.6
Interest expense, affiliate, net	(7.5)	11.2	(1.7)	-	2.0
Loss on debt extinguishment	-	-	5.8	-	5.8
Interest income	-	-	(0.1)	-	(0.1)
Equity in earnings of subsidiaries	(39.7)	(69.9)	-	109.6	-
Miscellaneous other income	-	-	(0.2)	-	(0.2)
Total other (income) deductions	(47.2)	(42.7)	25.4	109.6	45.1

Income before income taxes	47.2	42.5	67.2	(109.6)	47.3
Income Taxes	-	-	0.1	-	0.1

Net Income	$47.2	$42.5	$67.1	$(109.6)	$47.2

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$258.5	$(24.3)	$234.2
Parking and lending	-	-	11.1	(5.6)	5.5
Gas storage	-	-	13.1	-	13.1
Other	-	-	4.8	-	4.8
Total operating revenues	-	-	287.5	(29.9)	257.6

Operating cost and expenses:
Fuel and gas transportation	-	-	57.6	(29.9)	27.7
Operation and maintenance	-	-	36.8	-	36.8
Administrative and general	-	-	33.2	-	33.2
Other operating costs and expenses	0.1	-	66.7	-	66.8
Total operating costs and expenses	0.1	-	194.3	(29.9)	164.5
Operating (loss) income	(0.1)	-	93.2	-	93.1

Other deductions (income):
Interest expense	-	16.3	19.0	-	35.3
Interest expense, affiliate, net	(9.7)	12.1	(0.4)	-	2.0
Interest income	-	-	(0.2)	-	(0.2)
Equity in earnings of subsidiaries	(46.2)	(74.6)	-	120.8	-
Total other deductions (income)	(55.9)	(46.2)	18.4	120.8	37.1

Income before income taxes	55.8	46.2	74.8	(120.8)	56.0
Income Taxes	-	-	0.2	-	0.2

Net Income	$55.8	$46.2	$74.6	$(120.8)	$55.8

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$859.2	$(72.6)	$786.6
Parking and lending	-	-	9.3	(0.8)	8.5
Gas storage	-	-	37.5	-	37.5
Other	-	-	9.3	-	9.3
Total operating revenues	-	-	915.3	(73.4)	841.9

Operating cost and expenses:
Fuel and gas transportation	-	-	152.1	(73.4)	78.7
Operation and maintenance	-	-	123.1	-	123.1
Administrative and general	(0.3)	0.2	102.0	-	101.9
Other operating costs and expenses	0.3	-	260.4	-	260.7
Total operating costs and expenses	-	0.2	637.6	(73.4)	564.4
Operating income	-	(0.2)	277.7	-	277.5

Other deductions (income):
Interest expense	-	48.4	65.1	-	113.5
Interest expense, affiliate, net	(23.0)	33.4	(4.4)	-	6.0
Loss on debt extinguishment	-	-	13.2	-	13.2
Interest income	-	-	(0.3)	-	(0.3)
Equity in earnings of subsidiaries	(122.4)	(209.2)	-	331.6	-
Miscellaneous other income	-	-	(0.6)	-	(0.6)
Total other (income) deductions	(145.4)	(127.4)	73.0	331.6	131.8

Income before income taxes	145.4	127.2	204.7	(331.6)	145.7
Income taxes	-	-	0.3	-	0.3

Net Income	$145.4	$127.2	$204.4	$(331.6)	$145.4

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$813.2	$(79.2)	$734.0
Parking and lending	-	-	31.1	(7.3)	23.8
Gas storage	-	-	41.5	-	41.5
Other	-	-	15.5	-	15.5
Total operating revenues	-	-	901.3	(86.5)	814.8

Operating cost and expenses:
Fuel and gas transportation	-	-	168.3	(86.5)	81.8
Operation and maintenance	-	-	100.2	-	100.2
Administrative and general	1.5	-	97.3	-	98.8
Other operating costs and expenses	0.3	-	221.2	-	221.5
Total operating costs and expenses	1.8	-	587.0	(86.5)	502.3
Operating income (loss)	(1.8)	-	314.3	-	312.5

Other deductions (income):
Interest expense	-	48.5	57.7	-	106.2
Interest expense, affiliate, net	(27.0)	33.2	(0.2)	-	6.0
Interest income	-	-	(0.5)	-	(0.5)
Equity in earnings of subsidiaries	(175.3)	(257.0)	-	432.3	-
Miscellaneous other income, net	-	-	(0.1)	-	(0.1)
Total other deductions (income)	(202.3)	(175.3)	56.9	432.3	111.6

Income before income taxes	200.5	175.3	257.4	(432.3)	200.9
Income Taxes	-	-	0.4	-	0.4

Net Income	$200.5	$175.3	$257.0	$(432.3)	$200.5

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$21.1	$20.0	$405.6	$(101.2)	$345.5

Investing Activities:
Capital expenditures	-	-	(116.9)	-	(116.9)
Proceeds from sale of operating assets	-	-	17.5	-	17.5
Advances to affiliates, net	123.1	107.8	(206.1)	(24.8)	-
Investment in consolidated subsidiary	(5.3)	-	-	5.3	-
Net Cash Provided by (Used in) Investing Activities	117.8	107.8	(305.5)	(19.5)	(99.4)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	-	437.6	-	437.6
Repayment of borrowings from long- term debt	-	-	(250.0)	-	(250.0)
Payments of premiums on extinguishment of long-term debt	-	-	(21.0)	-	(21.0)
Proceeds from borrowings on revolving credit agreement	-	235.0	280.0	-	515.0
Repayment of borrowings on revolving credit agreement	-	(420.0)	(340.0)	-	(760.0)
Contribution from parent	-	-	5.3	(5.3)	-
Advances from affiliates, net	-	82.8	(107.8)	25.0	-
Distributions paid	(312.1)	-	(101.0)	101.0	(312.1)
Proceeds from sale of common units	170.0	-	-	-	170.0
Capital Contribution from general partner	3.6	-	-	-	3.6
Net Cash (Used in) Provided by Financing Activities	(138.5)	(102.2)	(96.9)	120.7	(216.9)

Increase in Cash and Cash Equivalents	0.4	25.6	3.2	-	29.2
Cash and Cash Equivalents at Beginning of Period	-	52.6	2.4	-	55.0
Cash and Cash Equivalents at End of Period	$0.4	$78.2	$5.6	$-	$84.2

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$224.4	$(82.0)	$409.2	$(196.8)	$354.8

Investing Activities:
Capital expenditures	-	-	(174.2)	-	(174.2)
Proceeds from sale of operating assets	-	-	16.4	-	16.4
Advances to affiliates, net	79.6	114.7	(131.7)	(62.6)	-
Net Cash Provided by (Used in) Investing Activities	79.6	114.7	(289.5)	(62.6)	(157.8)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	-	150.0	-	-	150.0
Payments on note payable	(0.3)	-	-	-	(0.3)
Payments associated with registration rights agreement	(10.7)	-	-	-	(10.7)
Advances from affiliates, net	3.9	52.1	(114.7)	62.6	3.9
Distributions paid	(296.9)	(196.8)	-	196.8	(296.9)
Net Cash (Used in) Provided by Financing Activities	(304.0)	5.3	(114.7)	259.4	(154.0)

Increase in Cash and Cash Equivalents	-	38.0	5.0	-	43.0
Cash and Cash Equivalents at Beginning of Period	-	45.6	0.2	-	45.8
Cash and Cash Equivalents at End of Period	$-	$83.6	$5.2	$-	$88.8

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

Recent Developments

Pending Acquisition

In October 2011, Boardwalk HP Storage Company, LLC (Boardwalk Storage), a joint venture formed by Boardwalk Pipelines and BPHC, entered into a definitive agreement to acquire Petal Gas Storage, L.L.C. (Petal), Hattiesburg Gas Storage Company (Hattiesburg) and related entities from an affiliate of Enterprise Products Partners L.P. for $550.0 million in cash. Boardwalk Storage expects to fund the acquisition with borrowings under a new $200.0 million five-year bank loan and equity contributions from Boardwalk Pipelines and BPHC. BPHC will contribute $280.0 million for an 80% equity ownership interest in Boardwalk Storage and Boardwalk Pipelines will contribute $70.0 million for a 20% equity ownership interest. The acquisition is expected to close in the fourth quarter 2011 subject to customary closing conditions.

Petal and Hattiesburg operate seven high deliverability salt dome natural gas storage caverns primarily in Forrest County, Mississippi having approximately 29 billion cubic feet (Bcf) of total storage capacity, of which approximately 18.6 Bcf is working gas capacity. Those companies also own and operate a leaching plant, freshwater and brine disposal wells, approximately 69,000 horsepower of compression and approximately 105 miles of pipeline which connect their facilities with several major natural gas pipelines, including ours. The storage capacity is currently fully subscribed under long-term fixed-fee contracts with a weighted-average remaining contract life of approximately seven years.  Gulf South will operate these assets on behalf of the joint venture.

Marcellus Gathering System

In October 2011, our subsidiary, Boardwalk Field Services, LLC, and Southwestern Energy Production Company executed a fifteen year definitive gas gathering agreement which will require construction of a natural gas gathering system in Susquehanna and Lackawanna Counties, Pennsylvania. We will own the gas gathering system that will support Southwestern’s development of Marcellus Shale gas wells in these counties. The gathering system is expected to cost approximately $90 million and will be comprised of approximately 26 miles of twelve-inch high pressure gas pipeline, a low pressure in-field gathering pipeline, compression and dehydration and will interconnect with Tennessee Gas Pipeline Company in Susquehanna County, Pennsylvania. The system will be constructed over several years and is expected to have a delivery capacity of approximately 0.3 Bcf/day when fully constructed.

Market Conditions and Contract Renewals

The majority of our revenues are derived from capacity reservation charges that are not impacted by the volume of natural gas transported, however a smaller portion of our revenues are derived from charges based on actual volumes transported under firm and interruptible services. For example, for the last twelve months ended September 30, 2011, approximately 19% of our revenues were derived from charges based on actual volumes transported.

As of September 30, 2011, a substantial portion of our operating capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 6.0 years. However, an important aspect of our business is our ability to market available short-term firm or interruptible transportation capacity and renew existing longer-term transportation contracts. We actively market our available capacity which includes reserved capacity not fully utilized. The revenues we will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed below.

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

The narrowing of basis spreads on our pipeline systems has made it more difficult to renew expiring long-term firm transportation contracts at previously contracted rates because, as basis spreads decrease, the rates customers are willing to pay decrease. In addition, as rates decline customers typically seek longer-term agreements while we generally seek shorter terms. However, changing basis spreads do not have as significant or immediate an impact on long-term firm agreements as they do on short-term or interruptible services because long-term agreements are also influenced by other factors, such as baseload supply needs, certainty of delivery, predictability of long-term costs, the ability to manage those costs through the capacity release mechanism and the terms of service.

Our ability to market available storage capacity and PAL is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads). These time period price spreads have declined over the 2010 to 2011 periods and have resulted in a significant reduction in our PAL and interruptible storage revenues in 2011 as compared to 2010.

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

In 2011, we expect to incur costs of approximately $250.0 million to maintain our pipeline systems, of which approximately $82.0 million is expected to be recorded as maintenance capital, excluding expenditures related to the Carthage Compressor Station incident discussed below. In 2010, these costs were approximately $212.6 million, approximately $63.0 million of which was recorded as maintenance capital. The increase of $37.4 million is primarily related to pipeline integrity management, reliability and general pipeline maintenance and repairs which are necessary to comply with regulatory requirements. The increased costs for pipeline system maintenance are expected to continue in 2012.

Carthage Compressor Station Incident

In the first quarter 2011, a fire occurred at one of our compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. The incident did not affect our ability to meet our contractual obligations under firm transportation agreements, because we were able to utilize other system assets to meet our obligations. The repairs to the building and the replacement of the equipment damaged by the fire were completed in the third quarter 2011 at a total cost of approximately $18.0 million. We have insurance which will cover the costs incurred to restore the damaged equipment and facilities, subject to a $5.0 million deductible. In 2011, we recognized expenses of $5.0 million related to the incident which represents the amount of the insurance deductible.

Materials and Supplies Impairment

We hold materials and supplies comprised of pipe, valves, fittings and other materials to support our ongoing operations and for potential future growth projects.  In 2011, we determined that a portion of our materials and supplies would not be used given the types of projects we would likely pursue under our new growth strategy and the costs to carry and maintain the materials.  As a result, we recognized an impairment charge of $28.6 million to adjust the carrying amount of those materials and supplies to an estimated fair value of $6.4 million. At September 30, 2011, we held approximately $26.2 million of materials and supplies which was included in Other Assets on the Condensed Consolidated Balance Sheets.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Our net income for the three months ended September 30, 2011, decreased $8.6 million, or 15%, to $47.2 million compared to $55.8 million for the three months ended September 30, 2010. The decrease in net income was a result of decreased PAL and storage revenues, increased operation and maintenance expenses and a loss on the early extinguishment of debt, all as discussed below. These unfavorable impacts to net income were partially offset by higher gas transportation revenues from increased capacities.

Operating revenues for the three months ended September 30, 2011, increased $11.3 million, or 4%, to $268.9 million, compared to $257.6 million for the three months ended September 30, 2010. Gas transportation revenues, excluding fuel, increased $18.6 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating our Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $4.4 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $2.9 million primarily due to lower natural gas prices.

Operating costs and expenses for the three months ended September 30, 2011, increased $12.0 million, or 7%, to $176.5 million, compared to $164.5 million for the three months ended September 30, 2010. The primary drivers of the increase were increased operation and maintenance expenses of $9.1 million due to maintenance projects mainly for pipeline integrity management and reliability spending and lower gains of $6.0 million from the sale of storage gas. The 2010 period was impacted by a $3.3 million impairment charge related to surplus pipe.

Total other deductions increased by $8.0 million, or 22%, to $45.1 million, for the three months ended September 30, 2011, compared to $37.1 million for the 2010 period, driven by a $5.8 million loss on the early extinguishment of debt and higher interest expense of $2.3 million resulting from higher average interest rates on our long-term debt and lower capitalized interest.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Our net income for the nine months ended September 30, 2011, decreased $55.1 million, or 27%, to $145.4 million compared to $200.5 million for the nine months ended September 30, 2010. The decrease in net income was a result of the factors described above for the three month period, as well as charges related to our materials and supplies and the Carthage Compressor Station incident. These unfavorable impacts to net income were partially offset by higher gas transportation revenues from increased capacities.

Operating revenues for the nine months ended September 30, 2011, increased $27.1 million, or 3%, to $841.9 million, compared to $814.8 million for the nine months ended September 30, 2010. Gas transportation revenues, excluding fuel, increased $57.1 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating our Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $19.3 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $10.7 million primarily due to lower natural gas prices.

 Operating costs and expenses for the nine months ended September 30, 2011, increased $62.1 million, or 12%, to $564.4 million, compared to $502.3 million for the nine months ended September 30, 2010. In 2011, we recognized an impairment charge of $28.6 million related to materials and supplies. Operation and maintenance expenses increased by $21.8 million primarily due to maintenance projects for pipeline integrity management and reliability spending and lower amounts of labor capitalized from fewer growth projects. Other drivers for the increased operating expenses were higher depreciation and property taxes of $8.7 million associated with an increase in our asset base, a charge of $5.0 million related to the Carthage Compression incident, which impacted Loss on Disposal of Operating Assets and Operation and Maintenance expenses and $3.7 million of gas losses associated with our Bistineau storage facility. These increases were partially offset by lower fuel consumed of $6.1 million primarily due to lower natural gas prices. The 2010 period was impacted by impairment charges of $5.5 million related to the Overton Lateral and surplus pipe, both of which were subsequently sold.

Total other deductions increased by $20.2 million, or 18%, to $131.8 million for the nine months ended September 30, 2011, compared to $111.6 million for the 2010 period, driven by a $13.2 million loss on the early extinguishment of debt and higher interest expense of $7.3 million resulting from higher average interest rates on our long-term debt, lower capitalized interest and higher debt levels.

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2011 and 2010 were $60.6 million and $26.4 million. Growth capital expenditures, including trailing costs associated with our recently completed pipeline expansion projects, were $56.3 million and $145.0 million for the nine months ended September 30, 2011 and 2010. Excluding capital expenditures related to the Carthage Compressor Station incident for which insurance proceeds are expected to be received, we expect our 2011 growth and maintenance capital expenditures to be approximately $160.0 million, $82.0 million of which is for system maintenance primarily related to pipeline integrity management and reliability spending.

Equity and Debt Financing

In January 2011, we received net proceeds of approximately $322.0 million after deducting initial purchaser discounts and offering expenses of $3.0 million from the sale of $325.0 million of 4.50% senior unsecured notes of Texas Gas due February 1, 2021 (2021 Notes). In June 2011, we issued an additional $115.0 million of the 2021 Notes. The additional issuance was priced at a premium resulting in net proceeds of $115.6 million after deducting underwriter discounts and offering expenses of $1.0 million. We used the proceeds from both offerings to repay borrowings under our revolving credit facility and redeem Texas Gas’ 5.50% notes due April 1, 2013 (2013 Notes) for which we paid premiums of $21.0 million. Note 7 in Item 1 of this report contains more information about the 2021 Notes and redemption of the 2013 Notes.

In June 2011, we completed a public offering of 6.0 million of our common units at a price of $29.33 per unit. We received net cash proceeds of approximately $173.6 million after deducting underwriting discounts and offering expenses of $6.0 million and including a $3.6 million contribution received from our general partner to maintain its 2% general partner interest.

Our ability to access the capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. We anticipate that our existing capital resources, including our revolving credit facility, and cash flow generated from future operations will be adequate to fund our operations, including our capital expenditures. From time to time, we expect to issue and sell debt and/or equity securities and to incur other indebtedness for general corporate purposes, including to refinance outstanding debt, including our revolving credit facility, and for potential acquisitions and growth opportunities.

Revolving Credit Facility

As of September 30, 2011, we had $458.5 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 0.48% and no letters of credit issued thereunder. At September 30, 2011, we had available borrowing capacity of $491.5 million and were in compliance with all covenant requirements under our credit facility.

Distributions

For the nine months ended September 30, 2011 and 2010, we paid distributions of $312.1 million and $296.9 million to our partners. Note 6 in Part I, Item 1 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $9.3 million to $345.5 million for the nine months ended September 30, 2011, compared to $354.8 million for the comparable 2010 period, primarily due to a decrease in net income, excluding the non-cash materials and supplies impairment charge.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $58.4 million to $99.4 million for the nine months ended September 30, 2011, compared to $157.8 million for the comparable 2010 period. The decrease was driven by a $57.3 million decrease in capital expenditures primarily related to the completion of compression projects in 2010.

Changes in cash flow from financing activities

Net cash used in financing activities increased $62.9 million to a use of cash of $216.9 million for the nine months ended September 30, 2011, compared to $154.0 million for the comparable 2010 period. The increase in cash used in financing activities resulted from net repayments of $207.4 million of long-term debt, including net repayments under our revolving credit facility, a $21.0 million premium paid on the early extinguishment of long-term debt and a $15.2 million increase in distributions to our partners. The increase in the use of cash was partly offset by a $173.6 million increase in proceeds from the issuance and sale of equity, including related general partner contributions, and $10.7 million of payments made under our registration rights agreement in 2010.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of September 30, 2011, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,208.5	$683.5	$100.0	$525.0	$1,900.0
Interest on long-term debt (2)	928.1	151.7	265.4	229.1	281.9
Capital commitments (3)	31.1	31.1	-	-	-
Total	$4,167.7	$866.3	$365.4	$754.1	$2,181.9

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, $458.5 million of loans outstanding under our revolving credit facility, having a maturity date of June 29, 2012, and our Subordinated Loans which mature initially on December 29, 2012. Amounts outstanding under the revolving credit facility and Subordinated Loans are extendable by us for an additional year. We have reflected the $225.0 million of Gulf South notes due August 2012 (Gulf South 2012 Notes) as due in less than one year. The Gulf South 2012 Notes are included in long-term debt on our balance sheet because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.48% weighted-average interest rate on amounts outstanding under our revolving credit facility as of September 30, 2011, $1.6 million would be due under the credit facility in less than one year.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2011.

Subsequent to September 30, 2011, we entered into a joint venture with BPHC.  We will contribute 20%, or $70.0 million, of the equity interests in that joint venture. Note 16 in Part I, Item 1 of this report contains further discussion regarding this subsequent event.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2011, we have funded approximately $9.0 million to the Texas Gas pension plan and do not expect to make further contributions in 2011.

Off-Balance Sheet Arrangements

At September 30, 2011, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the consummation of contemplated transactions and agreements, including the pending acquisition of Petal and Hattiesburg and the anticipated financing of this acquisition;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes; and

•	the additional risks and uncertainties as described in Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

*3.7	Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Boardwalk Pipeline Partners, LP, dated as of October 31, 2011.
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

10.1
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
*10.3
Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of August 31, 2010, among the Registrant, Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LP, and the agent and lender parties identified therein.

*10.4	Limited Liability Company Agreement of Boardwalk HP Storage Company, LLC dated as of October 16, 2011.
*10.5	Letter agreement between Boardwalk Pipelines, LP and Boardwalk Pipelines Holding Corp. dated as of October 16, 2011.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated: November 1, 2011	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer