Form 10-K
period 2011-12-31
Boardwalk Pipeline Partners, LP
filed 2012-02-22
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

                          (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer  ☒                                               Accelerated filer  ☐                                           Non-accelerated filer  ☐                                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2011, was approximately $2.1 billion. As of February 21, 2012, the registrant had 184,921,916 common units outstanding and 22,866,667 Class B units outstanding.

Documents incorporated by reference.    None.

TABLE OF CONTENTS

 2011 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I ...3

Item 1.  Business ...3

Item 1A.  Risk Factors ...12

Item 1B.  Unresolved Staff Comments ...23

Item 2.  Properties ...23

Item 3.  Legal Proceedings ...23

Item 4.  Mine Safety Disclosures ...23

PART II ...24

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ........................................................................................................................24

Item 6.  Selected Financial Data ...26

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..................................................................................................................................................................28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...39

Item 8.  Financial Statements and Supplementary Data ...41

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................................................................................................................................................92

Item 9A.  Controls and Procedures ...92

PART III ...94

Item 10.  Directors, Executive Officers and Corporate Governance ...94

Item 11.  Executive Compensation... 99

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ........................................................................................................................................120

Item 13.  Certain Relationships and Related Transactions, and Director Independence ......................................................................................................................................................................................122

Item 14.  Principal Accounting Fees and Services ...123

PART IV ...124

Item 15.  Exhibits and Financial Statement Schedules ...124

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Report to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (together, the operating subsidiaries), which consist of integrated natural gas pipeline and storage systems. In 2011, we formed Boardwalk Midstream, LP (Midstream), and its operating subsidiary, Boardwalk Field Services, LLC (Field Services), which is engaged in the natural gas gathering and processing business. Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owns 102.7 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of our incentive distribution rights (IDRs). As of February 21, 2012, the common units, class B units and general partner interest owned by BPHC represent approximately 61% of our equity interests, excluding the IDRs. Our Partnership Interests, in Item 5 contains more information on how we calculate BPHC’s equity ownership. Our common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

In December 2011, Boardwalk HP Storage Company, LLC (HP Storage), a joint venture between Boardwalk Pipelines and BPHC, acquired Petal Gas Storage, L.L.C. (Petal), Hattiesburg Gas Storage Company (Hattiesburg) and related entities for approximately $550.0 million in cash. HP Storage funded the acquisition with borrowings under a new $200.0 million five-year bank loan and equity contributions from Boardwalk Pipelines and BPHC. BPHC contributed $280.0 million towards the purchase price for an 80% equity ownership interest in HP Storage and Boardwalk Pipelines contributed $70.0 million for a 20% equity ownership interest. Petal and Hattiesburg own high deliverability salt dome natural gas storage caverns and a natural gas transmission pipeline in Forrest County, Mississippi.

The following diagram reflects a simplified version of our organizational structure as of December 31, 2011:

Our Business

We own and operate three interstate natural gas pipeline systems including integrated storage facilities. Our pipeline systems originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

We serve a broad mix of customers, including producers, local distribution companies (LDCs), marketers, electric power generators, direct industrial users and interstate and intrastate pipelines. We provide a significant portion of our pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation charges (which are charges owed regardless of actual pipeline or storage capacity utilization). Other charges are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. For the twelve months ended December 31, 2011, approximately 82% of our revenues were derived from capacity reservation charges under firm contracts, approximately 14% of our revenues were derived from charges based on actual utilization under firm contracts and approximately 4% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services. Item 6 of this Report contains a summary of our revenues from external customers, net income and total assets, all of which were earned by our pipeline and storage systems.

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

Our Pipeline and Storage Systems

Our operating subsidiaries own and operate approximately 14,200 miles of pipelines, directly serving customers in twelve states and indirectly serving customers throughout the northeastern and southeastern United States (U.S.) through numerous interconnections with unaffiliated pipelines. In 2011, our pipeline systems transported approximately 2.7 trillion cubic feet (Tcf) of gas. Average daily throughput on our pipeline systems during 2011 was approximately 7.3 billion cubic feet (Bcf). Our natural gas storage facilities are comprised of eleven underground storage fields located in four states with aggregate working gas capacity of approximately 167.0 Bcf. In December 2011, we acquired a 20% equity interest in HP Storage which owns seven high deliverability salt dome natural gas storage caverns and related assets in Forrest County, Mississippi, having approximately 29.0 Bcf of total storage capacity, of which approximately 18.6 Bcf is working gas capacity. We operate the assets of HP Storage on behalf of the joint venture.

The principal sources of supply for our pipeline systems are regional supply hubs and market centers located in the Gulf Coast region, including offshore Louisiana, the Perryville, Louisiana area, the Henry Hub in Louisiana and the Carthage, Texas area. Our pipelines in the Carthage, Texas area provide access to natural gas supplies from the Bossier Sands, Barnett Shale, Haynesville Shale and other gas producing regions in eastern Texas and northern Louisiana.  The Henry Hub serves as the designated delivery point for natural gas futures contracts traded on the New York Mercantile Exchange. Our pipeline systems also have access to unconventional mid-continent supplies such as the Woodford Shale in southeastern Oklahoma and the Fayetteville Shale in Arkansas. We also access the Eagle Ford Shale in southern Texas; wellhead supplies in northern and southern Louisiana and Mississippi; and Canadian natural gas through an unaffiliated pipeline interconnect at Whitesville, Kentucky.

 Gulf Crossing:  Our Gulf Crossing pipeline system originates near Sherman, Texas, and proceeds to the Perryville, Louisiana area. The market areas are in the Midwest, Northeast, Southeast and Florida through interconnections with Gulf South, Texas Gas and unaffiliated pipelines.

Gulf South:  Our Gulf South pipeline system is located along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The on-system markets directly served by the Gulf South system are generally located in eastern Texas, Louisiana, southern Mississippi, southern Alabama, and the Florida Panhandle. These markets include LDCs and municipalities located across the system, including New Orleans, Louisiana; Jackson, Mississippi; Mobile, Alabama; and Pensacola, Florida, and other end-users located across the system, including the Baton Rouge to New Orleans industrial corridor and Lake Charles, Louisiana. Gulf South also has indirect access to off-system markets through numerous interconnections with unaffiliated interstate and intrastate pipelines and storage facilities. These pipeline interconnections provide access to markets throughout the northeastern and southeastern U.S.

Gulf South has two natural gas storage facilities. The gas storage facility located in Bistineau, Louisiana, has approximately 78.0 Bcf of working gas storage capacity from which Gulf South offers firm and interruptible storage service, including no-notice service. Gulf South’s Jackson, Mississippi, gas storage facility has approximately 5.0 Bcf of working gas storage capacity which is used for operational purposes and is not offered for sale to the market.

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

The following table provides information for our pipeline systems as of December 31, 2011:

Pipeline	Miles of Pipeline	Working Gas Storage Capacity	Peak-day Delivery Capacity	Average Daily Throughput
		(Bcf)	(Bcf/d)	(Bcf/d)
Gulf Crossing	360	-	1.7	1.2
Gulf South	7,600	83.0	6.9	4.3
Texas Gas	6,100	84.0	4.6	3.2

Field Services:  In 2011, we formed our Field Services subsidiary and transferred to it approximately 100 miles of gathering and transmission pipeline. In early 2012 we transferred to Field Services an additional 240 miles of pipeline and two compressor stations. These facilities were modified so that condensate-rich Eagle Ford Shale gas can be accepted into the pipeline. As discussed in more detail below, in addition to operating this pipeline, Field Services is currently developing gathering and processing capabilities in south Texas and Pennsylvania.

Current Expansion Projects

South Texas Eagle Ford Expansion:  As discussed above, we have transferred approximately 340 miles of pipeline and two compressor stations to Field Services and modified the pipeline to accept condensate-rich Eagle Ford Shale gas. In February 2012, we announced that Field Services would construct 55 miles of additional gathering pipeline and a cryogenic processing plant in south Texas. This system will have the capability of gathering in excess of 0.3 Bcf per day of liquids rich gas in Karnes and Dewitt counties, which reside in the Eagle Ford Shale production area, and processing up to 150 million cubic feet (MMcf) per day of wet gas. Field Services will also provide re-delivery of processed residue gas to a number of interstate and intrastate pipelines, including Gulf South. The plant and new pipeline are estimated to cost approximately $180.0 million and are expected to be placed in service in early 2013. We have executed a fixed price contract with Exterran Energy Solutions, L.P. to design, manufacture and construct the processing plant and long-term fee-based gathering and processing agreements with Statoil Natural Gas LLC and Talisman Energy USA, Inc., under which these customers have committed to approximately 50% of the plant’s processing capacity.

Marcellus Gathering System: Field Services and Southwestern Energy Production Company have executed a fifteen year definitive gas gathering agreement which will require construction of a natural gas gathering system in Susquehanna and Lackawanna Counties, Pennsylvania. We will own the gas gathering system that will support Southwestern’s development of Marcellus Shale gas. The gathering system, which will have a delivery capacity of approximately 0.3 Bcf/day, will be comprised of approximately 26 miles of twelve-inch high pressure gas pipeline, a low pressure in-field gathering pipeline, compression and dehydration and will interconnect with Tennessee Gas pipeline in Susquehanna County. The project is expected to cost approximately $90.0 million and the first portion of the system is expected to be placed in service in April 2012.

           HP Storage:  HP Storage, a joint venture with BPHC of which we own a 20% interest, is in the process of leaching a new salt dome storage cavern which is expected to add working gas capacity of approximately 5.0 Bcf. We expect the additional capacity to be placed in service in the first quarter 2013 and to cost approximately $35.0 million.

Nature of Contracts

We contract with our customers to provide transportation services and storage services on a firm and interruptible basis. We also provide bundled firm transportation and storage services, which we refer to as no-notice services. In addition, we provide interruptible PAL services.

Transportation Services. We offer transportation services on both a firm and interruptible basis. Our customers choose, based upon their particular needs, the applicable mix of services depending upon availability of pipeline capacity, the price of services and the volume and timing of the customer’s requirements. Firm transportation customers reserve a specific amount of pipeline capacity at specified receipt and delivery points on our system. Firm customers generally pay fees based on the quantity of capacity reserved regardless of use, plus a commodity and a fuel charge paid on the volume of gas actually transported. Capacity reservation revenues derived from a firm service contract are generally consistent during the contract term, but can be higher in winter periods than the rest of the year, especially for no-notice service agreements. Firm transportation contracts generally range in term from one to ten years, although we may enter into shorter or longer term contracts. In providing interruptible transportation service, we agree to transport gas for a customer when capacity is available. Interruptible transportation service customers pay a commodity charge only for the volume of gas actually transported, plus a fuel charge. Interruptible transportation agreements have terms ranging from day-to-day to multiple years, with rates that change on a daily, monthly or seasonal basis.

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

Customers and Markets Served

We transport natural gas for a broad mix of customers, including producers, LDCs, marketers, electric power generators, direct industrial users and interstate and intrastate pipelines, located throughout the Gulf Coast, Midwest and Northeast regions of the U.S.

We contract directly with end-use customers and with producers, marketers and other third parties who provide transportation and storage services to end-users. Based on 2011 revenues, our customer mix was as follows: producers (54%), LDCs (22%), marketers (18%), power generators (5%), and industrial end users and others (1%). Based upon 2011 revenues, our deliveries were as follows: pipeline interconnects (67%), LDCs (18%), storage activities (6%), power generators (4%), industrial end-users (3%), and other (2%). One customer, Devon Gas Services, LP, accounted for approximately 12% of our 2011 operating revenues.

Producers. Producers of natural gas use our services to transport gas supplies from producing areas, primarily from the Gulf Coast region, including shale plays in Texas, Louisiana, Oklahoma and Arkansas, to supply pools and to other customers on and off of our systems.  Producers contract with us for storage services to store excess production and to optimize the ultimate sales prices for their gas.

LDCs. Most of our LDC customers use firm transportation services, including no-notice service. We serve approximately 175 LDCs at more than 300 delivery locations across our pipeline systems. The demand of these customers peaks during the winter heating season.

Marketers. Natural gas marketing companies utilize our services to provide services to our other customer groups as well as to customer groups in off-system markets. The services may include combined gas supply management, transportation and storage services to support the needs of the other customer groups. Some of the marketers are sponsored by LDCs or producers.

Power Generators. We are directly connected to 39 natural-gas-fired power generation facilities in ten states. The demand of the power generating customers peaks during the summer cooling season which is counter to the winter season peak demands of the LDCs. Most of our power-generating customers use a combination of no-notice, firm and interruptible transportation services.

Pipelines (off-system). Our pipeline systems serve as feeder pipelines for long-haul interstate pipelines serving markets throughout the midwestern, northeastern and southeastern portions of the U.S. We have numerous interconnects with third-party interstate and intrastate pipelines.

Industrial End Users. We provide approximately 165 industrial facilities with a combination of firm and interruptible transportation services. Our systems are directly connected to industrial facilities in the Baton Rouge to New Orleans industrial corridor; Lake Charles, Louisiana; Mobile, Alabama and Pensacola, Florida. We can also access the Houston Ship Channel through third-party pipelines.

Competition

We compete with numerous other pipelines that provide natural gas transportation and storage services at many locations along our pipeline systems.  We also compete with pipelines that are attached to new gas supply sources that are being developed closer to some of our traditional market areas and that customers can access through third-party pipelines. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of our traditional customers. As a result of the regulators’ policies, segmentation and capacity release have created an active secondary market which increasingly competes with our pipeline services. Further, natural gas competes with other forms of energy available to our customers, including electricity, coal, fuel oils and other alternative fuel sources.

The principal elements of competition among pipelines are available capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition other than pricing, in particular flexibility, terms of service and reliability, are key differentiating factors between competitors.  This is especially the case with capacity being sold on a longer-term basis.  We are focused on finding opportunities to enhance our competitive profile in these areas by increasing the flexibility of our pipeline systems to meet the demands of customers, such as power generators, and industrial users, and are continually reviewing our services and terms of service to offer customers enhanced service options.

Seasonality

Our revenues can be affected by weather and natural gas price levels and volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short-term value of transportation and storage across our pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of our revenues. During 2011, approximately 53% of our revenues and 60% of our operating income, excluding asset impairments and gains and losses on the disposal of operating assets, were recognized in the first and fourth quarters of the year.

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

The maximum rates that may be charged by our operating subsidiaries for all aspects of the gas transportation services we provide are established through FERC’s cost-of-service rate-making process. The maximum rates that may be charged by us for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through FERC’s cost-of-service rate-making process. Key determinants in FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. FERC has authorized Gulf South to charge market-based rates for its firm and interruptible storage. Texas Gas is authorized to charge market-based rates for the firm and interruptible storage services associated with approximately 8.3 Bcf of its storage capacity. Neither Gulf South nor Texas Gas has an obligation to file a new rate case. In January 2012, Gulf Crossing filed with FERC a cost-and-revenue study to justify its rates as mandated in the initial order approving the construction and operation of that pipeline. Although FERC could open a proceeding under Section 5 of the Natural Gas Act to review our rates in response to the filing, the outcome of this filing is not expected to have a material impact on our business, financial condition, results of operations or cash flows.

U.S. Department of Transportation (DOT). We are regulated by DOT under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. We have received authority from the Pipeline and Hazardous Materials Safety Administration (PHMSA), an agency of DOT, to operate certain pipeline assets under special permits that will allow us to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (SMYS). Operating at higher than normal operating pressures will allow us to transport all of the volumes we have contracted for with our customers. PHMSA retains discretion whether to grant or maintain authority for us to operate our pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along our pipelines and take additional measures to protect pipeline segments located in highly populated areas. A recently enacted pipeline safety bill could result in increased regulatory requirements.

Other. Our operations are also subject to extensive federal, state, and local laws and regulations relating to protection of the environment. Such regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. Environmental regulations also require that our facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. These laws include, for example:

•
the Clean Air Act and analogous state laws which impose obligations related to air emissions, including, in the case of the Clean Air Act, greenhouse gas emissions and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT) standards;

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

Employee Relations

At December 31, 2011, we had approximately 1,170 employees, approximately 115 of whom are included in collective bargaining units. A satisfactory relationship exists between management and labor. We maintain various defined contribution plans covering substantially all of our employees and various other plans which provide regular active employees with group life, hospital, and medical benefits, as well as disability benefits. We also have a non-contributory, defined benefit pension plan and a postretirement medical plan which covers Texas Gas employees hired prior to certain dates. Note 9 in Item 8 of this Report contains further information regarding our employee benefits.

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

We are exposed to market risk when our transportation contracts expire and need to be renewed or replaced. We may not be able to extend contracts with existing customers or obtain replacement contracts at attractive rates or on a long-term basis. Key drivers that influence the rates and terms of our transportation contracts include the current and anticipated basis differentials between physical locations on our pipeline systems, which can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available capacity, storage inventories, regulatory developments, weather and general market demand in the respective areas. The new sources of natural gas that have been identified throughout the U.S. have created changes in pricing dynamics between supply basins, pooling points and market areas. As a result of the increase in overall pipeline capacity and the new sources of supply, basis spreads on our pipeline systems have narrowed over the past several years. Basis spreads have impacted, and will continue to impact, the rates we can negotiate with our customers on contracts due for renewal for our firm transportation services, especially the rates we are able to charge for our interruptible and short-term firm transportation services.

Continued development of new supply sources impacts demand for our services.

Supplies of natural gas in production areas that are closer to key end-user market areas than our supply sources may compete with gas originating in production areas connected to our system. For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio, may cause gas in supply areas connected to our system to be diverted to market areas other than our traditional market areas and may adversely affect capacity utilization on our systems and our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows. In addition, natural gas supplies from the Rocky Mountains and Canada may compete with and displace volumes from Gulf Coast and Mid-Continent supply sources where we are located, which may also adversely affect our transportation volumes and the rates we can charge for our services.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers could result in a decline in our revenues.

We rely on a limited number of customers for a significant portion of revenues. Our largest customer in terms of revenue, Devon Gas Services, LP, represented over 12% of our 2011 revenues and we expect this customer to account for more than 10% of our 2012 revenues. Our top ten customers comprised approximately 47% of our revenues in 2011. We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms which could materially reduce our contracted transportation volumes and the rates we can charge for our services.

We are exposed to credit risk relating to nonperformance by our customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by us to them under certain no-notice and PAL services. Our FERC gas tariffs only allow us to require limited credit support in the event that our transportation customers are unable to pay for our services. If any of our significant customers have credit or financial problems which result in a delay or failure to pay for services provided by us or contracted for with us, or to repay the gas they owe us, it could have a material adverse effect on our business. In addition, as contracts expire, the credit or financial failure of any of our customers could also result in the non-renewal of contracted capacity, which could have a material adverse effect on our business. Item 7A of this Report contains more information on credit risk arising from gas loaned to customers.

We may incur higher than expected costs to maintain our pipeline systems.

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, some of which reflect increased regulatory requirements applicable to all interstate pipelines, including the pipeline integrity programs monitored by PHMSA. These costs may be capitalized or expensed, depending on the nature of the activity, and include those incurred for pipeline integrity management activities, equipment overhauls, general maintenance and repairs. Although we expect to complete the implementation of our current pipeline integrity program by the end of 2012, we could continue to incur substantial capital and operating expenditures beyond 2012 relating to the integrity and safety of our pipelines. In addition, there is a risk that new regulations associated with pipeline safety and integrity issues will be adopted that could require us to incur additional expenditures in the future.

We continue to pursue complex expansion projects which involve significant risks.

               We may undertake large development projects in the future as we continue to pursue our growth strategy, including projects in new market areas or product lines. The successful completion of such projects, and the returns we may realize from those projects after completion, are subject to many significant risks, including cost overruns; delays in obtaining regulatory approvals; difficult construction conditions, including adverse weather conditions; delays in obtaining key materials; shortages of qualified labor; and escalating costs of labor and materials, particularly in the event there is a high level of construction activity in the pipeline industry at that time. As a result, we may not be able to complete future projects on the expected terms, cost or schedule, or at all. In addition, we cannot be certain that, if completed, we will be able to operate these projects, or that they will perform, in accordance with our expectations. Other areas of our business may suffer as a result of the diversion of our management’s attention and other resources from our other business concerns to our projects. Any of these factors could impair our ability to realize the benefits we had anticipated from the projects.

Our future growth could be limited.

During the past several years, we completed a number of large development projects to enlarge and enhance our pipeline and storage systems. We plan to continue to grow and diversify our business by among other things, investing in new assets through acquisition, developing a broader midstream service capability and accessing new markets such as the Marcellus Shale. Our ability to grow, diversify and increase distributable cash flow per unit will depend, in part, on our ability to close and execute on accretive projects.  We might not complete these large projects for any of the following reasons:

•	inability to identify opportunities with favorable projected financial returns;
•	inefficiencies and complexities that can occur because of unfamiliarity with new product lines or new markets;
•	inability to raise financing for identified opportunities; or
•	inability to secure sufficient commitments from potential customers due to competition from other companies or for other reasons.

We compete with other natural gas pipelines.

The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. Additionally, FERC’s policies promote competition in natural gas markets by increasing the number of gas transportation options available to our customer base. Increased competition could reduce the volumes of gas transported by our pipeline systems or, in instances where we do not have long-term contracts with fixed rates, could cause us to decrease the transportation or storage rates charged to our customers. Competition could intensify the negative impact of factors that could significantly decrease demand for natural gas in the markets served by our operating subsidiaries, such as a recession or adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

Significant changes in energy prices could affect natural gas market supply and demand, or potentially reduce the competitiveness of natural gas compared with other forms of energy available to our customers, which could reduce system throughput and adversely affect our revenues and available cash.

We are currently experiencing extraordinarily low natural gas prices, which are being driven by the abundance of supply and increased infrastructure. Due to the natural decline in traditional gas production connected to our system, our success depends on our ability to obtain access to new sources of natural gas, which is dependent on factors beyond our control including the price level of natural gas. In general terms, the price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and a variety of additional factors, including:

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

It is difficult to predict future changes in gas prices. However, the abundance of natural gas supply discoveries over the last few years and global economic slowdown would generally indicate a bias toward downward pressure on prices. Downward movement in gas prices could negatively impact producers in nontraditional supply areas such as the Barnett Shale, the Bossier Sands, the Woodford Shale, the Fayetteville Shale and the Haynesville Shale, including producers who have contracted for capacity with us. Significant financial difficulties experienced by our producer customers could impact their ability to pay for services rendered or otherwise reduce their demand for our services.

High natural gas prices may result in a reduction in the demand for natural gas. A reduced level of demand for natural gas could reduce the utilization of capacity on our systems, reduce the demand for our services and could result in the non-renewal of contracted capacity as contracts expire.

A significant portion of our debt will mature over the next twelve to eighteen months.

Our revolving credit facility, $225.0 million of 5.75% senior unsecured Gulf South notes and $100.0 million of subordinated loans with BPHC are due to mature in 2012. While we expect to refinance this indebtedness prior to or upon maturity, we may not be able to refinance this indebtedness or refinancing may not be available on commercially reasonable terms. The financial terms or covenants of the new credit facility or any other indebtedness may not be as favorable as those under our existing indebtedness.

Our revolving credit facility contains operating and financial covenants that restrict our business and financing activities.

Our revolving credit facility contains operating and financial covenants that may restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our credit agreement limits our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. The agreement also requires us to maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of no more than five to one, which limits the amount of additional indebtedness we can incur. Future financing agreements we may enter into may contain similar or more restrictive covenants.

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

We are also subject to strict safety regulations imposed by PHMSA, including those requiring us to develop and maintain integrity management programs to comprehensively evaluate certain areas along our pipelines and take additional measures to protect pipeline segments located in what are referred to as high consequence areas where a leak or rupture could potentially do the most harm. In the past several years, there have been several integrity-related incidents on pipelines not affiliated with us that could lead to increased regulation of natural gas pipelines by PHMSA. Regulations, changes to regulations or an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of our pipeline segments, the addition of monitoring equipment and more frequent inspection or testing of our pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures.

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

In 2009, the Environmental Protection Agency, (EPA) made a determination that greenhouse gases are a threat to the public health and the environment and may be regulated as “air pollutants” under the Clean Air Act (CAA). In 2011, we began filing reports with the EPA regarding greenhouse gas emissions from our compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the U.S. that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others. Additionally, we conducted various facility surveys across our entire system to comply with the EPA’s greenhouse gas emission calculations and reporting regulations and will continue to do so annually as required by the rule. Additional government or legislative action may be initiated to reduce greenhouse gas emissions along with other government actions that may have the effect of requiring or encouraging reduced consumption or production of natural gas. Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which we operate have adopted such laws.

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

BPHC, a wholly-owned subsidiary of Loews, owns approximately 61% of our equity interests, excluding the IDRs, and owns and controls our general partner, which controls us. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to BPHC. Furthermore, certain directors and officers of our general partner are also directors or officers of affiliates of our general partner. Conflicts of interest may arise between BPHC and its subsidiaries, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of December 31, 2011, we had outstanding 175.7 million common units, 22.9 million class B units, a 2% general partner interest and IDRs. Subsequent to December 31, 2011, we issued an additional 9.2 million common units to the public, increasing our outstanding common units to 184.9 million. The common units and class B units together represent all of our limited partner interests and 98% of our total ownership interests, in each case excluding our IDRs. As discussed below under Our Cash Distribution Policy—Incentive Distribution Rights, the IDRs represent the right for the holder to receive varying percentages of quarterly distributions of available cash from operating surplus in excess of certain specified target quarterly distribution levels. As such, the IDRs cannot be expressed as a constant percentage of our total ownership interests.

BPHC, a wholly-owned subsidiary of Loews, owns 102.7 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP, an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the IDRs. As of February 21, 2012, the common units, class B units and general partner interest held by BPHC represent approximately 61% of our equity interests, excluding IDRs. The additional interest represented by the IDRs is not included in such ownership percentage because, as noted above, the IDRs cannot be expressed as a constant percentage of our ownership.

 Market Information

As of February 17, 2012, we had 184.9 million common units outstanding held by approximately 56 holders of record. Our common units are traded on the NYSE under the symbol “BWP.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the NYSE Composite Transactions Tape, and information regarding our quarterly distributions. The closing sales price of our common units on the NYSE on February 17, 2012, was $27.05 per unit.

	Sales Price Range per Common Unit		Cash Distributions
	High	Low	per Common Unit (1) (2)
Year ended December 31, 2011:
Fourth quarter	$29.12	$23.82	$0.5300
Third quarter	29.32	23.54	0.5275
Second quarter	33.47	27.01	0.5250
First quarter	33.50	31.01	0.5225

Year ended December 31, 2010:
Fourth quarter	$34.23	$29.80	$0.520
Third quarter	32.72	29.51	0.515
Second quarter	30.57	14.49	0.510
First quarter	31.44	28.26	0.505

(1)	Represents cash distributions attributable to the quarter and declared and paid to limited partner unitholders within 60 days after quarter end.
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

Incentive Distribution Rights

           IDRs represent a limited partner ownership interest and include the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the target distribution levels have been achieved, as defined in our partnership agreement. Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. In 2011, 2010 and 2009, we paid $22.3 million, $18.2 million and $13.3 million in distributions on behalf of our IDRs. Note 10 in Item 8 of this Report contains more information regarding our distributions.

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

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following table presents our selected historical financial and operating data. As used herein, EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA and distributable cash flow are not calculated or presented in accordance with accounting principles generally accepted in the U.S. (GAAP). We explain these measures below and reconcile them to the most directly comparable financial measures calculated and presented in accordance with GAAP in (3) Non-GAAP Financial Measures. The financial data below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Report (in millions, except Net income per common unit, Net income per class B unit, Net income per subordinated unit, Distributions per common unit and Distributions per Class B unit):

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total operating revenues	$1,138.8	$1,116.8	$909.2	$784.8	$643.2
Net income	220.0	289.4	162.7	294.0	227.7
Total assets	6,770.6	6,878.0	6,895.8	6,721.6	4,122.0
Long-term debt	3,198.7	3,252.3	3,100.0	2,889.4	1,847.9
Net income per common unit	1.09	1.47	0.88	2.09	1.91
Net income per class B unit (1)	0.14	0.62	0.08	0.60	-
Net income per subordinated unit (1)	-	-	-	1.68	1.86
Distributions per common unit (2)	2.095	2.030	1.950	1.870	1.740
Distributions per class B unit (1)	1.20	1.20	1.20	0.30	-
EBITDA (3)	617.7	658.2	498.0	474.6	349.8
Distributable cash flow (3)	390.9	454.3	314.3	385.3	272.8

(1)
In June 2008, we issued and sold approximately 22.9 million class B units. These class B units began sharing in earnings allocations on July 1, 2008 and began participating in distributions with the distribution attributable to the third quarter 2008. In November 2008, all of the 33.1 million subordinated units converted to common units.

(2)	Distributions per subordinated unit were the same as the distributions per common unit for the years ended December 31, 2008 and 2007.

(3)	Non-GAAP Financial Measures

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

The following table presents a reconciliation of EBITDA and distributable cash flow to net income, the most directly comparable GAAP financial measure for each of the periods presented below (in millions):

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Net income	$220.0	$289.4	$162.7	$294.0	$227.7
Income taxes	0.4	0.5	0.3	1.0	0.8
Depreciation and amortization	225.2	217.9	203.1	124.8	81.8
Interest expense	159.3	151.0	132.1	57.7	61.0
Interest income	(0.4)	(0.6)	(0.2)	(2.9)	(21.5)
Loss on debt extinguishment	13.2	-	-	-	-
EBITDA	$617.7	$658.2	$498.0	$474.6	$349.8
Less:
Cash paid for interest (1)	171.7	146.3	124.4	42.8	46.1
Maintenance capital expenditures (2)	94.6	63.0	58.9	50.5	47.1
Other (3)	0.6	0.4	0.4	(1.0)	3.0
Add:
Cash received for settlements (4)	9.6	-	-	-	-
Asset impairment	30.5	5.8	-	3.0	19.2
Distributable Cash Flow	$390.9	$454.3	$314.3	$385.3	$272.8

(1)	The year ended December 31, 2011, includes $21.0 million of premiums paid for the early extinguishment of debt.

(2)	The year ended December 31, 2011, includes $14.3 million of maintenance capital expenditures related to repairs associated with a fire at our Carthage compressor station.

(3)	Includes non-cash items such as the equity component of allowance for funds used during construction.

(4)	Represents proceeds received related to insurance recoveries associated with the Carthage compressor station incident and a legal settlement.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate three interstate natural gas pipeline systems, including integrated storage facilities. Our pipeline systems originate in the Gulf Coast region, Oklahoma and Arkansas, and extend northeasterly to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

Our pipeline systems contain approximately 14,200 miles of interconnected pipelines, directly serving customers in twelve states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. In 2011, our pipeline systems transported approximately 2.7 Tcf of gas. Average daily throughput on our pipeline systems during 2011 was approximately 7.3 Bcf. Our natural gas storage facilities are comprised of eleven underground storage fields located in four states with aggregate working gas capacity of approximately 167.0 Bcf. We conduct all of our natural gas transportation and integrated storage operations through our operating subsidiaries as one segment.

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

Recent Developments

In December 2011, HP Storage, a joint venture between us and BPHC of which we own a 20% interest, acquired Petal and Hattiesburg and related entities for $550.0 million. Petal and Hattiesburg own seven high deliverability salt dome natural gas storage caverns and related assets in Forrest County, Mississippi. The storage caverns have approximately 29.0 Bcf of total storage capacity, of which approximately 18.6 Bcf is working gas capacity. The other assets include a leaching plant, freshwater and brine disposal wells, approximately 69,000 horsepower of compression and approximately 105 miles of pipeline which connect the storage facilities with several major natural gas pipelines, including our Gulf South pipeline. We operate the assets of HP Storage on behalf of the joint venture. HP Storage is in the process of leaching a new salt dome storage cavern which will add approximately 5.0 Bcf of working gas capacity and is expected to be placed in service in the first quarter 2013.

In late 2011 and early 2012, we transferred 340 miles of pipeline and two compressor stations to Boardwalk Field Services. These facilities were modified so that condensate-rich Eagle Ford Shale gas can be accepted into the pipeline. In February 2012, Field Services entered into a definitive agreement to construct a cryogenic gas processing plant and approximately 55 miles of gathering pipeline to serve producers in the Eagle Ford Shale producing area. This project is supported by long-term, fee-based gathering and processing agreements with Statoil Natural Gas LLC and Talisman Energy USA, Inc.

In October 2011, Field Services and Southwestern Energy Production Company executed a fifteen-year definitive gas gathering agreement which will require construction of high-pressure gas pipeline, a low-pressure gathering pipeline, compression and dehydration assets in Susquehanna and Lackawanna Counties, Pennsylvania.

Refer to Item 1 for further discussion of these projects.

Market Conditions and Contract Renewals

The majority of our revenues are derived from capacity reservation charges under firm agreements that are not impacted by the volume of natural gas transported or stored, and a smaller portion of our revenues are derived from charges based on actual volumes transported under firm and interruptible services. For example, for the twelve months ended December 31, 2011, approximately 82% of our revenues were derived from capacity reservation charges and 18% of our revenues were derived from charges based on actual volumes transported or stored.

As of December 31, 2011, a substantial portion of our transportation capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 6.0 years. However, an important aspect of our business is our ability to market available short-term firm or interruptible transportation capacity and renew existing longer-term transportation contracts. We actively market our available capacity which includes reserved capacity not fully utilized. The revenues we will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed below.

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

The narrowing of basis spreads on our pipeline systems has made it more difficult to renew expiring long-term firm transportation contracts at previously contracted rates because, as basis spreads decrease, the rates customers are willing to pay decrease. In addition, as rates decline customers typically seek longer-term agreements while we generally seek shorter terms. Changing basis spreads do not have as significant or immediate of an impact on long-term firm agreements as they do on short-term or interruptible services because long-term agreements are also influenced by other factors, such as baseload supply needs, certainty of delivery, predictability of long-term costs, the ability to manage those costs through the capacity release mechanism and the terms of service. The changes in the pricing dynamics and weakening of basis spreads have contributed to decreases in our operating profitability especially with regard to short-term and interruptible services. However, in 2011, revenues from power customers increased and we continue to see additional interest from this customer group.

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

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, some of which reflect increased regulatory requirements applicable to all interstate pipelines. These costs include those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. A recently enacted pipeline safety bill could result in increased regulatory requirements.

In 2012, we expect to incur costs of approximately $260.0 million to maintain our pipeline systems, of which approximately $91.3 million is expected to be recorded as maintenance capital. In 2011, these costs were approximately $250.0 million, of which approximately $80.3 million was recorded as maintenance capital, excluding the capital costs incurred for repairs associated with a fire at our Carthage compressor station. The projected increase of $10.0 million is primarily related to pipeline integrity projects and general pipeline maintenance and repairs which are necessary to comply with regulatory requirements.

Results of Operations

2011 Compared with 2010

Our net income for the year ended December 31, 2011, decreased $69.4 million, or 24%, to $220.0 million compared to $289.4 million for the year ended December 31, 2010. The decrease in net income was a result of a charge related to our materials and supplies, decreased PAL and storage revenues, increased operations and maintenance expenses and a loss on the early extinguishment of debt. These unfavorable impacts to net income were partially offset by higher gas transportation revenues from increased capacities.

Operating revenues for the year ended December 31, 2011, increased $22.0 million, or 2%, to $1,138.8 million, compared to $1,116.8 million for the year ended December 31, 2010. Gas transportation revenues, excluding fuel, increased $59.6 million primarily from increased capacities resulting from the completion of several compression projects in 2010 and operating our Fayetteville Lateral at its design capacity. PAL and storage revenues decreased $21.6 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $16.0 million primarily due to lower natural gas prices.

Operating costs and expenses for the year ended December 31, 2011, increased $69.2 million, or 10%, to $746.1 million, compared to $676.9 million for the year ended December 31, 2010. In 2011, we recognized an impairment charge of $28.8 million related to materials and supplies, most of which was subsequently sold. Operation and maintenance expenses increased by $17.8 million primarily due to maintenance projects for pipeline integrity management and reliability spending and lower amounts of labor capitalized from fewer growth projects. Other drivers for the increased operating expenses were higher depreciation and property taxes of $12.0 million associated with an increase in our asset base and reduced gains from the sale of storage gas needed to support operations of $8.3 million. These increases were partially offset by lower fuel consumed of $8.8 million primarily due to lower natural gas prices.

Total other deductions increased by $22.3 million, or 15%, to $172.3 million for the year ended December 31, 2011, compared to $150.0 million for the 2010 period, driven by a $13.2 million loss on the early extinguishment of debt and higher interest expense of $8.3 million resulting from higher average interest rates on our long-term debt and lower capitalized interest.

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

Capital Expenditures

Maintenance capital expenditures for the years ended December 31, 2011, 2010 and 2009 were $94.6 million $63.0 million and $58.9 million. Growth capital expenditures, including costs associated with our recently completed pipeline expansion projects, were $46.6 million, $160.7 million and $754.2 million for the years ended December 31, 2011, 2010 and 2009. We expect our 2012 maintenance capital expenditures to be approximately $91.3 million, $43.0 million of which is for system maintenance primarily related to pipeline integrity management.

Our more significant growth projects for 2012 are discussed above in Recent Developments and consist of:

South Texas Eagle Ford Expansion: We expect to spend approximately $180.0 million to construct a gathering pipeline and a cryogenic processing plant in south Texas, of which we expect to spend approximately $173.0 million in 2012.

Marcellus Gathering System: We expect to spend approximately $90.0 million to construct a gathering pipeline in Pennsylvania, of which we expect to spend approximately $70.0 million in 2012.

           HP Storage:  HP Storage expects to spend approximately $35.0 million to leach a new salt dome storage cavern which will add working gas capacity of approximately 5.0 Bcf, all of which is expected to be spent in 2012. We currently own a 20% equity interest in HP Storage. If it makes economic sense for us and BPHC, we could seek to acquire the remaining 80% equity interest in HP Storage that we do not currently own. Neither we nor BPHC is under any obligation with respect to such a transaction.

Refer to Item 1 for further discussion of these projects.

Equity and Debt Financing

We may seek to access the capital markets to fund some or all of the growth capital expenditures described above. In addition, we have the following indebtedness maturing over the next 12 months which we expect to refinance through capital market transactions or bank loans: (i)  our revolving credit facility matures in June 2012, however all revolving loans outstanding at maturity may, at our election, be converted to term loans which mature in June 2013; (ii) $225.0 million of 5.75% senior unsecured Gulf South notes mature in August 2012; and (iii) our $100.0 million subordinated loan from BPHC matures in December 2012, but is extendable by us for up to a year if we extend the term on our revolving credit facility. Our ability to access the capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

We anticipate that our existing capital resources, including our revolving credit facility, and future cash flows will be adequate to fund our operations, including our maintenance capital expenditures. We expect to issue and sell debt and/or equity securities and to incur other indebtedness for the purposes described above and may also do so for general corporate purposes, or to fund potential acquisitions and new growth opportunities.

In February 2012, we completed a public offering of 9.2 million of our common units at a price of $27.55 per unit. We received net cash proceeds of approximately $250.2 million after deducting underwriting discounts and offering expenses of $8.5 million and including a $5.2 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to repay borrowings under our revolving credit facility, which increased our available borrowing capacity under the facility.

In January 2011, we received net proceeds of approximately $322.0 million after deducting initial purchaser discounts and offering expenses of $3.0 million from the sale of $325.0 million of 4.50% senior unsecured notes of Texas Gas due February 1, 2021 (2021 Notes). In June 2011, we issued an additional $115.0 million of the 2021 Notes. The additional issuance was priced at a premium resulting in net proceeds of $115.6 million after deducting underwriter discounts and offering expenses of $1.0 million. We used the proceeds from both offerings to repay borrowings under our revolving credit facility and redeem Texas Gas’ 5.50% notes due April 1, 2013 (2013 Notes) for which we paid premiums of $21.0 million. Note 7 in Item 8 of this report contains more information about the 2021 Notes and redemption of the 2013 Notes.

In June 2011, we completed a public offering of 6.0 million of our common units at a price of $29.33 per unit. We received net cash proceeds of approximately $173.6 million after deducting underwriting discounts and offering expenses of $6.0 million and including a $3.6 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to repay borrowings under our revolving credit facility.

Revolving Credit Facility

We maintain a revolving credit facility which has aggregate lending commitments of $950.0 million, under which Boardwalk Pipelines, Gulf South and Texas Gas each may borrow funds, up to applicable sub-limits. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over the London Interbank Offered Rate or a base rate defined as the greater of the prime rate or the Federal funds rate plus 50 basis points. The revolving credit facility has a maturity date of June 29, 2012, however all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013. As of December 31, 2011, we had $458.5 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 0.52% and no letters of credit issued thereunder. Subsequent to December 31, 2011, we repaid $115.0 million of borrowings, which decreased borrowings to $343.5 million, resulting in available borrowing capacity of $606.5 million.

Our revolving credit facility contains customary negative covenants, including, among others, limitations on the payment of cash dividends and other restricted payments, the incurrence of additional debt, sale-leaseback transactions and transactions with our affiliates. The facility also contains a financial covenant that requires us and our subsidiaries to maintain a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement), measured for the preceding twelve months, of not more than five to one. We and our subsidiaries were in compliance with all covenant requirements under our credit facility at December 31, 2011. Although we do not believe that these covenants have had, or will have, a material impact on our business and financing activities or our ability to obtain the financing to maintain operations and continue our capital investments, they could restrict us in some circumstances as stated in Item 1A, Risk Factors. Note 7 in Item 8 of this Report contains more information regarding our revolving credit facility.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of December 31, 2011, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,208.5	$783.5	$-	$775.0	$1,650.0
Interest on long-term debt (2)	906.2	151.7	261.4	223.6	269.5
Capital commitments (3)	16.7	16.7	-	-	-
Pipeline capacity agreements (4)	48.5	9.0	17.0	14.4	8.1
Operating lease commitments	19.2	4.4	7.5	6.3	1.0
Total	$4,199.1	$965.3	$285.9	$1,019.3	$1,928.6

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, $458.5 million of loans outstanding under our revolving credit facility, having a maturity date of June 29, 2012, and our Subordinated Loans which mature initially on December 29, 2012. Amounts outstanding under the revolving credit facility are extendable by us for an additional year and the maturity date of the Subordinated Loans may be extended by a year if we elect to extend the term of the revolving credit facility. We have reflected the $225.0 million of Gulf South notes due August 2012 (Gulf South 2012 Notes) as due in less than one year. The Gulf South 2012 Notes are included in long-term debt on our balance sheet, because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.52% weighted-average interest rate on amounts outstanding under our revolving credit facility as of December 31, 2011, $1.2 million would be due under the credit facility in less than one year.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at December 31, 2011.

(4)
The amounts shown are associated with various pipeline capacity agreements on third-party pipelines that allow our operating subsidiaries to transport gas to off-system markets on behalf of our customers.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2012, we expect to fund approximately $9.0 million to the Texas Gas pension plan.

Distributions

For the twelve months ended December 31, 2011, 2010 and 2009, we paid distributions of $419.9 million, $398.1 million and $360.6 million to our partners. Note 10 in Item 8 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $11.3 million to $453.4 million for the year ended December 31, 2011, compared to $464.7 million for the comparable 2010 period, primarily due to a decrease in net income, excluding the non-cash materials and supplies impairment charge.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $24.6 million to $171.8 million for the year ended December 31, 2011, compared to $196.4 million for the comparable 2010 period. The decrease was driven by an $85.6 million decrease in capital expenditures primarily related to compression projects which were completed in 2010. The decrease was partly offset by uses of cash which included $71.2 million of contributions related to our interest in HP Storage.

Changes in cash flow from financing activities

Net cash used in financing activities increased $65.6 million to $324.7 million for the year ended December 31, 2011, compared to $259.1 million for the comparable 2010 period. The increase in cash used in financing activities resulted from net repayments of $207.4 million of long-term debt, including net repayments under our revolving credit facility, a $21.0 million premium paid on the early extinguishment of long-term debt and a $21.8 million increase in distributions to our partners. The increase in the use of cash was partly offset by a $173.6 million increase in proceeds from the issuance and sale of equity, including related general partner contributions, and $10.7 million of payments made under our registration rights agreement in 2010.

Impact of Inflation

The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of our property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. Amounts in excess of historical cost are not recoverable unless a rate case is filed. However, cost-based regulation, along with competition and other market factors, may limit our ability to price jurisdictional services to ensure recovery of inflation’s effect on costs.

Off-Balance Sheet Arrangements

At December 31, 2011, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

Regulation

Our subsidiaries are regulated by FERC. Pursuant to FERC regulations certain revenues that we collect may be subject to possible refunds to our customers. Accordingly, during an open rate case, estimates of rate refund reserves are recorded based on regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2011 and 2010, there were no liabilities for any open rate case recorded on our Consolidated Balance Sheets. Currently, neither Gulf South nor Texas Gas is involved in an open general rate case; however Gulf Crossing filed a cost and revenue study to justify its initial firm transportation rates in January 2012. The outcome of this filing is not expected to have a material impact on our business, financial condition, results of operations or cash flows.

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

In the course of providing transportation and storage services to customers, the pipelines may receive different quantities of gas from shippers and operators than the quantities delivered by the pipelines on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are primarily settled in cash or the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipelines and shippers or operators as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. The receivables and payables are valued at market price for operations where regulatory accounting is not applicable and are valued at the historical value of gas in storage for operations where regulatory accounting is applicable, consistent with the regulatory treatment.

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

Our financial statements and certain disclosures include fair value measurements. Notes 4, 5, 8, 9 and 12 contain more information regarding our fair value measurements.

Environmental Liabilities

Our environmental liabilities are based on management’s best estimate of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of our operating sites. These estimates are based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these environmental matters. At December 31, 2011, we had accrued approximately $8.8 million for environmental matters. Our environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters. We continue to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the total estimated environmental costs. Note 3 in Item 8 of this Report contains more information regarding our environmental liabilities.

Impairment of Long-Lived Assets

We periodically evaluate whether the carrying amount of long-lived assets has been impaired when circumstances indicate the carrying amount of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected to be realized over the remaining useful life of the asset. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset’s carrying amount over its fair value. Note 4 in Item 8 of this Report contains more information regarding impairments we have recognized.

Goodwill

 In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08 (ASU 2011-08), which amended the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In accordance with new GAAP requirements, beginning in 2011, we have elected to perform a qualitative assessment on an annual basis to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If indications are that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to measure whether the fair value of the reporting unit is less than its carrying amount. If the fair value is less than the carrying amount an additional step is taken to measure the amount of goodwill impairment, if any.

As of December 31, 2011, we assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit associated with our goodwill was less than its carrying amount. We concluded that more likely than not the fair value of the reporting unit associated with our goodwill was not less than its carrying amount. Accordingly, the quantitative goodwill impairment analysis was not performed and no impairment of goodwill was recorded during 2011. No impairment of goodwill was recorded during 2010 or 2009. Our qualitative included an analysis of factors requiring estimates and judgments. The use of alternate judgments and/or assumptions could substantially change the results of the assessment, requiring a quantitative test to be performed and potentially result in the recognition of an impairment charge in our financial statements.

Defined Benefit Plans

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that have the most impact on pension and postretirement benefit costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors in the U.S. such as inflation, interest rates and fiscal and monetary policies, as well as our policies regarding management of the plans such as the allocation of plan assets among investment options. Changes in these assumptions can have a material impact on obligations and related expense associated with these plans.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•	the impact of new pipelines or new gas supply sources on competition and basis spreads on our pipeline systems;

•	our ability to maintain or replace expiring gas transportation and storage contracts and to sell short-term capacity on our pipelines;

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and the re-authorization by Congress of the Pipeline and Hazardous Materials Safety Administration, the recently enacted pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

•	the costs of maintaining and ensuring the integrity and reliability of our pipeline systems;

•	the timing, cost, scope and financial performance of our recent, current and future growth projects;

•	the expansion into new product lines and geographic areas;

•	volatility or disruptions in the capital or financial markets;

•
the impact of FERC’s rate-making policies and actions on the services we offer and the rates we charge and our ability to recover the full cost of operating our pipelines, including earning a reasonable return;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the consummation of contemplated transactions and agreements; and

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes.

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

	2011	2010
Carrying value of fixed-rate debt	$2,740.2	$2,548.8
Fair value of fixed-rate debt	$2,985.1	$2,717.0
100 basis point increase in interest rates and resulting debt decrease	$135.6	$126.0
100 basis point decrease in interest rates and resulting debt increase	$148.8	$126.5
Weighted-average interest rate, including Subordinated Loan	5.78%	5.97%

At December 31, 2011, we had $458.5 million outstanding under our revolving credit facility at a weighted-average interest rate of 0.52% which rate is reset periodically. A 1% increase in interest rates would increase our cash payments for interest on the credit facility by $4.6 million on an annualized basis. At December 31, 2010, we had $703.5 million outstanding under our revolving credit facility at a weighted-average interest rate of 0.53%.

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

At December 31, 2011 and 2010, $11.9 million and $55.0 million of our undistributed cash, shown on the balance sheets as Cash and cash equivalents, was primarily invested in Treasury fund accounts. Due to the short-term nature of the Treasury fund accounts, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our Cash and cash equivalents.

Commodity risk:

Our pipelines do not take title to the natural gas which they transport and store in rendering firm and interruptible transportation and storage services, therefore they do not assume the related natural gas commodity price risk associated with that gas. However, certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At December 31, 2011 and 2010, approximately $1.7 million and $3.6 million of gas stored underground, which we own and carry as current Gas stored underground, was available for sale and exposed to commodity price risk. Additionally, at December 31, 2010, we had 4.5 Bcf of gas with a book value of $10.3 million that had become available for sale as a result of a change in the storage working gas needed to support operations and no-notice services at our Texas Gas subsidiary. We often utilize derivatives to hedge certain exposures to market price fluctuations on the anticipated operational sales of gas, however, at December 31, 2011, we had no outstanding derivatives. Subsequent to December 31, 2011, we hedged approximately 1.9 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement. The derivatives qualify for cash flow hedge accounting and are designated as such.

Market risk:

Our primary exposure to market risk occurs at the time our existing transportation and storage contracts expire and are subject to renewal or marketing. We actively monitor future expiration dates associated with our contract portfolio. The revenue we will be able to earn from renewals of expiring contracts will be influenced by basis spreads and other factors discussed below.

We compete with numerous interstate and intrastate pipelines. Our ability to market available transportation capacity is impacted by supply and demand for natural gas, competition from other pipelines, natural gas price volatility, the price differential between physical locations on our pipeline systems (basis spreads), economic conditions and other factors. Over the past several years, new sources of natural gas have been identified throughout the U.S. and new pipeline infrastructure has been developed which has led to changes in pricing dynamics between supply basins, pooling points and market areas and an overall weakening of basis spreads across our pipeline systems.

The narrowing of basis spreads on our pipeline systems has made it more difficult to renew expiring long-term firm transportation contracts at previously contracted rates because, as basis spreads decrease, the rates customers are willing to pay decrease. In addition, as rates decline customers typically seek longer-term agreements while we generally seek shorter terms. Changing basis spreads do not have as significant or immediate impacts on long-term firm agreements as they do on short-term or interruptible services because long-term agreements are also influenced by other factors, such as baseload supply needs, certainty of delivery, predictability of long-term costs, the ability to manage those costs through the capacity release mechanism and the terms of service. The changes in the pricing dynamics and weakening of basis spreads have contributed to decreases in our operating profitability, especially with regard to short-term and interruptible services. However, in 2011, revenues from power customers increased and we continue to see additional interest from this customer group, especially as power producers increase their reliance on natural gas.

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

As of December 31, 2011, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 8.3 trillion British thermal units (TBtu). Assuming an average market price during December 2011 of $3.14 per million British thermal units (MMBtu), the market value of that gas was approximately $26.1 million. As of December 31, 2010, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 13.0 TBtu. Assuming an average market price during December 2010 of $4.21 per MMBtu, the market value of this gas at December 31, 2010, would have been approximately $54.7 million.

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

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in partners’ capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boardwalk Pipeline Partners, LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Houston, Texas
February 21, 2012

 BOARDWALK PIPELINE PARTNERS, LP

CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$11.9	$55.0
Receivables:
Trade, net	98.0	101.0
Affiliate	0.3	-
Other	20.2	5.2
Gas transportation receivables	5.8	12.2
Costs recoverable from customers	9.8	11.3
Gas stored underground	1.7	3.6
Prepayments	13.3	11.4
Other current assets	1.8	3.5
Total current assets	162.8	203.2

Property, Plant and Equipment:
Natural gas transmission and other plant	7,049.7	6,933.9
Construction work in progress	110.4	109.9
Property, plant and equipment, gross	7,160.1	7,043.8
Less—accumulated depreciation and amortization	997.1	785.8
Property, plant and equipment, net	6,163.0	6,258.0

Other Assets:
Goodwill	163.5	163.5
Gas stored underground	107.5	125.8
Costs recoverable from customers	15.3	15.7
Investment in unconsolidated affiliate	70.1	-
Other	88.4	111.8
Total other assets	444.8	416.8

Total Assets	$6,770.6	$6,878.0

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2011	2010
Current Liabilities:
Payables:
Trade	$42.8	$48.8
Affiliates	3.2	3.2
Other	6.3	10.1
Gas Payables:
Transportation	5.0	20.5
Storage	0.1	4.2
Accrued taxes, other	40.6	40.4
Accrued interest	45.2	40.5
Accrued payroll and employee benefits	18.4	17.0
Construction retainage	3.5	8.3
Deferred income	9.4	6.3
Other current liabilities	17.5	14.5
Total current liabilities	192.0	213.8

Long–term debt	3,098.7	3,152.3
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,198.7	3,252.3

Other Liabilities and Deferred Credits:
Pension liability	27.3	27.0
Asset retirement obligation	16.7	17.2
Provision for other asset retirement	54.5	51.7
Payable to affiliate	16.0	16.0
Other	60.2	58.6
Total other liabilities and deferred credits	174.7	170.5

Commitments and Contingencies

Partners’ Capital:
Common units – 175.7 million and 169.7 million units issued and outstanding as of December 31, 2011, and December 31, 2010	2,513.8	2,534.4
Class B units – 22.9 million units issued and outstanding as of December 31, 2011, and December 31, 2010	678.7	683.6
General partner	62.1	62.9
Accumulated other comprehensive loss	(49.4)	(39.5)
Total partners’ capital	3,205.2	3,241.4
Total Liabilities and Partners’ Capital	$6,770.6	$6,878.0

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)

	For the Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Gas transportation	$1,065.5	$1,015.4	$794.9
Parking and lending	12.0	28.1	34.9
Gas storage	49.9	55.4	57.6
Other	11.4	17.9	21.8
Total operating revenues	1,138.8	1,116.8	909.2

Operating Costs and Expenses:
Fuel and gas transportation	102.7	109.4	61.9
Operation and maintenance	168.5	149.6	142.2
Administrative and general	132.7	126.6	122.0
Depreciation and amortization	225.2	217.9	203.1
Asset impairment	30.5	5.8	-
Net (gain) loss on disposal of operating assets	(2.4)	(16.6)	8.2
Taxes other than income taxes	88.9	84.2	77.3
Total operating costs and expenses	746.1	676.9	614.7

Operating income	392.7	439.9	294.5

Other Deductions (Income):
Interest expense	151.3	142.9	125.3
Interest expense – affiliates	8.0	8.1	6.8
Loss on early retirement of debt	13.2	-	-
Interest income	(0.4)	(0.6)	(0.2)
Equity losses from unconsolidated affiliate	1.1	-	-
Miscellaneous other income, net	(0.9)	(0.4)	(0.4)
Total other deductions	172.3	150.0	131.5

Income before income taxes	220.4	289.9	163.0

Income taxes	0.4	0.5	0.3

Net Income	$220.0	$289.4	$162.7

Net Income per Unit:

Basic and diluted net income per unit:
Common units	$1.09	$1.47	$0.88
Class B units	$0.14	$0.62	$0.08
Cash distribution declared and paid to common units	$2.095	$2.03	$1.95
Cash distribution declared and paid to class B units	$1.20	$1.20	$1.20
Weighted-average number of units outstanding:
Common units	173.3	169.7	161.6
Class B units	22.9	22.9	22.9

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2011	2010	2009
Net income	$220.0	$289.4	$162.7
Other comprehensive income (loss):
Gain on cash flow hedges	3.1	6.0	10.5
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	(13.0)	(16.5)
Pension and other postretirement benefit costs	(13.2)	(7.1)	(3.9)
Total Comprehensive Income	$210.1	$275.3	$152.8

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
	For the Year Ended December 31,
OPERATING ACTIVITIES:	2011	2010	2009
Net income	$220.0	$289.4	$162.7
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	225.2	217.9	203.1
Amortization of deferred costs	9.3	8.1	9.4
Asset impairment	30.5	5.8	-
Loss on debt extinguishment	13.2	-	-
Storage gas loss	3.7	-	-
Net (gain) loss on disposal of operating assets	(2.4)	(16.6)	8.2
Equity losses in unconsolidated affiliate	1.1	-	-
Changes in operating assets and liabilities:
Trade and other receivables	(12.9)	(9.7)	(23.4)
Other receivables, affiliates	(0.3)	-	-
Gas receivables and storage assets	16.3	(10.5)	(5.0)
Costs recoverable from customers	(2.6)	(5.4)	(1.6)
Other assets	(31.3)	23.1	(18.0)
Trade and other payables	(5.1)	(27.4)	25.9
Other payables, affiliates	-	0.7	0.7
Gas payables	(17.4)	10.0	2.4
Accrued liabilities	6.9	0.9	4.3
Other liabilities	(0.8)	(21.6)	31.8
Net cash provided by operating activities	453.4	464.7	400.5
INVESTING ACTIVITIES:
Capital expenditures	(141.7)	(227.3)	(846.8)
Proceeds from sale of operating assets	31.5	30.9	-
Proceeds from insurance and other recoveries	9.6	-	-
Sales of short-term investments	-	-	175.0
Investment in unconsolidated affiliate	(71.2)	-	-
Net cash used in investing activities	(171.8)	(196.4)	(671.8)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	437.6	-	346.7
Repayment of borrowings from long-term debt	(250.0)	-	-
Payments of premiums on extinguishment of long-term debt	(21.0)	-	-
Proceeds from borrowings on revolving credit agreement	585.0	175.0	411.5
Repayment of borrowings on revolving credit agreement	(830.0)	(25.0)	(650.0)
Payments on note payable	-	(0.3)	(1.3)
Proceeds from long-term debt – affiliate	-	-	200.0
Repayment of long-term debt – affiliate	-	-	(100.0)
Payments associated with registration rights agreement	-	(10.7)	-
Distributions paid	(419.9)	(398.1)	(360.6)
Proceeds from sale of common units	170.0	-	326.3
Capital contribution from general partner	3.6	-	6.8
Net cash (used in) provided by financing activities	(324.7)	(259.1)	179.4
(Decrease) increase in cash and cash equivalents	(43.1)	9.2	(91.9)
Cash and cash equivalents at beginning of period	55.0	45.8	137.7
Cash and cash equivalents at end of period	$11.9	$55.0	$45.8
The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)

	Common Units	Class B Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2009	$2,504.8	$692.8	$62.9	$(15.5)	$3,245.0
Add (deduct):
Net income	128.2	18.2	16.3	-	162.7
Distributions paid	(312.7)	(27.4)	(20.5)	-	(360.6)
Sale of common units, net of related transaction costs	320.2	-	-	-	320.2
Capital contribution from general partner	-	-	6.8	-	6.8
Other comprehensive loss, net of tax	-	-	-	(9.9)	(9.9)
Balance December 31, 2009	$2,640.5	$683.6	$65.5	$(25.4)	$3,364.2
Add (deduct):
Net income	238.4	27.4	23.6	-	289.4
Distributions paid	(344.5)	(27.4)	(26.2)	-	(398.1)
Other comprehensive loss, net of tax	-	-	-	(14.1)	(14.1)
Balance December 31, 2010	$2,534.4	$683.6	$62.9	$(39.5)	$3,241.4
Add (deduct):
Net income	171.1	22.6	26.3	-	220.0
Distributions paid	(361.7)	(27.5)	(30.7)	-	(419.9)
Sale of common units, net of related transaction costs	170.0	-	-	-	170.0
Capital contribution from general partner	-	-	3.6	-	3.6
Other comprehensive loss, net of tax	-	-	-	(9.9)	(9.9)
Balance December 31, 2011	$2,513.8	$678.7	$62.1	$(49.4)	$3,205.2

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Corporate Structure

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines), and its subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South) and Texas Gas Transmission, LLC (Texas Gas) (together, the operating subsidiaries), which consist of integrated natural gas pipeline and storage systems. In 2011, the Partnership formed Boardwalk Midstream, LP (Midstream), and its operating subsidiary, Boardwalk Field Services, LLC (Field Services), which is engaged in the natural gas gathering and processing business. As of December 31, 2011, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of February 21, 2012, the common units, class B units and general partner interest owned by BPHC represent approximately 61% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

Basis of Presentation

The accompanying consolidated financial statements of the Partnership were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Note 2:  Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Partnership’s accounts and those of its wholly-owned subsidiaries after elimination of intercompany transactions. The Partnership applies the equity method of accounting for investments in unconsolidated affiliates in which the Partnership owns 20 percent to 50 percent of the voting interests or otherwise exercises significant influence, but not control, over operating and financial policies of the investee. Under this method, the carrying amounts of the Partnership’s equity investments are increased by a proportionate share of the investee’s net income and contributions made, and decreased by a proportionate share of the investee’s net losses and distributions received.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities and the fair values of certain items. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Segment Information

The Partnership operates in one reportable segment - the operation of interstate natural gas pipeline systems including integrated storage facilities. This segment consists of interstate natural gas pipeline systems which originate in the Gulf Coast region, Oklahoma and Arkansas, and extend north and east through the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Partnership had no restricted cash at December 31, 2011 and 2010.

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

Gulf South and Texas Gas provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under PAL services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 104.1 trillion British thermal units (TBtu) of gas owned by third parties as of December 31, 2011. Assuming an average market price during December 2011 of $3.14 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $326.9 million. As of December 31, 2010, the Partnership held for storage or under PAL agreements approximately 82.9 TBtu of gas owned by third parties. Gulf South and Texas Gas also periodically lend gas to customers under PAL services.

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

Materials and Supplies

Materials and supplies are carried at average cost and are included in Other Assets on the Consolidated Balance Sheets. The Partnership expects its materials and supplies to be used for capital projects related to its property, plant and equipment and for future growth projects.

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

Impairment of Long-lived Assets

The Partnership evaluates long-lived assets for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such a determination has been made, management’s estimate of undiscounted future cash flows attributable to the remaining economic useful life of the asset is compared to the carrying amount of the asset to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss to the extent that the carrying amount exceeds the estimated fair value.

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

	For the Year Ended December 31,
	2011	2010	2009
Capitalized interest and allowance for borrowed funds used during construction	$2.0	$4.2	$10.3
Allowance for equity funds used during construction	0.6	0.4	0.4

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

Revenue Recognition

The maximum rates that may be charged by the operating subsidiaries for their services are established through FERC’s cost-based rate-making process, however rates charged by the operating subsidiaries may be less than those allowed by FERC. Revenues from the transportation and storage of gas are recognized in the period the service is provided based on contractual terms and the related volumes transported or stored. In connection with some PAL and interruptible storage service agreements, cash is received at inception of the service period resulting in the recording of deferred revenues which are recognized in revenues over the period the services are provided. At December 31, 2011 and 2010, the Partnership had deferred revenues of $8.4 million and $5.6 million related to PAL and interruptible storage services and $6.5 million and $7.4 million related to a firm transportation agreement that was paid in advance. The deferred revenues related to PAL and interruptible storage services will be recognized in 2012 and 2013 and the deferred revenues related to the firm transportation agreement will be recognized through 2018.

Retained fuel is recognized in revenues at market prices in the month of retention for operations where regulatory accounting is not applicable. The related fuel consumed in providing transportation services is recorded in Fuel and gas transportation expenses at market prices in the month consumed. Customers may elect to pay cash for the cost of fuel used in providing transportation services instead of having fuel retained in-kind. Retained fuel included in Gas transportation on the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 was $105.6 million, $114.2 million and $77.5 million.

Under FERC regulations, certain revenues that the operating subsidiaries collect may be subject to possible refunds to their customers. Accordingly, during a rate case, estimates of rate refund liabilities are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2011 and 2010, there were no liabilities for any open rate case recorded on the Consolidated Balance Sheets.

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

Unit-Based and Other Long-Term Compensation

 The Partnership provides awards of phantom common units (Phantom Common Units) to certain employees under its Long-Term Incentive Plan (LTIP). The Partnership also provides to certain employees awards of unit appreciation rights (UARs) and long-term cash bonuses (Long-Term Cash Bonuses) under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan, which was established in 2010. Prior to 2010, awards of phantom general partner units (Phantom GP units) were made under the Partnership’s Strategic Long-Term Incentive Plan (SLTIP).

The Partnership measures the cost of an award issued in exchange for employee services based on the grant-date fair value of the award, or the stated amount in the case of the Long-Term Cash Bonuses. All outstanding awards are either required or expected to be settled in cash and are classified as a liability until settlement. The unit-based compensation awards are remeasured each reporting period until the final amount of awards is determined. The related compensation expense, less applicable estimates of forfeitures, is recognized over the period that employees are required to provide services in exchange for the awards, usually the vesting period. Note 9 contains additional information regarding the Partnership’s unit-based and other long-term compensation.

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

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the years ended December 31, 2011 and 2010.

The effective component of gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of AOCI. The deferred gains and losses associated with the anticipated operational sale of gas reported as current Gas stored underground are recognized in operating revenues when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, the loss is required to be immediately recognized in earnings for the amount that is not expected to be recovered. No such losses were recognized in the years ended December 31, 2011 and 2010. The Partnership had no outstanding derivatives at December 31, 2011. Note 8 contains more information regarding the Partnership’s derivative financial instruments.

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

The Partnership’s financial statements and certain disclosures include fair value measurements. Notes 4, 5, 8, 9 and 12 contain more information regarding the Partnership’s fair value measurements.

Goodwill

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08 (ASU 2011-08), which amended the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In accordance with new GAAP requirements, beginning in 2011, the Partnership first performs a qualitative assessment to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If indications are that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Partnership performs a quantitative analysis to measure whether the fair value of the reporting unit is less than its carrying amount. If the fair value is less than the carrying amount an additional step is taken to measure the amount of goodwill impairment, if any. The Partnership also performs a quantitative assessment, other than annually on December 31, whenever events or changes in circumstances indicate that more likely than not the fair value of a reporting unit is less than its carrying amount.

As of December 31, 2011, the Partnership assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit associated with the Partnership’s goodwill was less than its carrying amount. The qualitative factors considered included a comparison of key drivers of the fair value of the reporting unit, such as the Partnership’s five-year financial plan operating results, the long-term outlook for growth in natural gas demand in the United States, industry and market considerations, macroeconomic conditions and specific events related to the reporting unit. The Partnership concluded that more likely than not the fair value of the reporting unit associated with the Partnership’s goodwill was not less than its carrying amount. Accordingly, the quantitative goodwill impairment analysis was not performed and no impairment of goodwill was recorded during 2011.

Prior to 2011, the Partnership performed an annual quantitative review of goodwill for impairment on December 31, and whenever events or changes in circumstances indicated that carrying amount of goodwill may not be recoverable. No impairment of goodwill was recorded during 2010 or 2009.

Note 3: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2011, and 2010, the Partnership had an accrued liability of approximately $8.8 million and $11.2 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of December 31, 2011, and 2010, approximately $2.2 million and $3.6 million were recorded in Other current liabilities and approximately $6.6 million and $7.6 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act

The Partnership’s pipelines are subject to the Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, greenhouse gases and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT). The operating subsidiaries presently operate two facilities in areas affected by non-attainment requirements for the current ozone standard (eight-hour standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where the Partnership operates, the cost of additions to PPE is expected to increase. The Partnership has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

In 2008, the EPA adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulations, new non-attainment areas were to be identified which may have required additional emission controls for compliance at as many as 12 facilities operated by the operating subsidiaries. The EPA subsequently proposed to lower the 8-hour ozone standard again in 2011, but instead withdrew the proposed revision and presently intends to proceed with non-attainment area designations according to the 2008 standard. The EPA expects to finalize the initial non-attainment area designations by mid-2012. The 8-hour ozone standard is due for review in 2013.  The EPA has stated that any necessary revisions to the standard will be proposed in the fall of 2013, with final rulemaking in 2014. These revisions could lower the 8-hour ozone standard set in 2008 with a compliance deadline between 2014 and 2031. The Partnership continues to monitor this regulation relative to potentially impacted facilities and associated costs for compliance.

In 2011, the Partnership filed reports with the EPA regarding greenhouse gas emissions from its compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the U.S. that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others. Additionally, the Partnership conducted various facility surveys across its entire system to comply with the EPA’s greenhouse gas emission calculations and reporting regulations and will continue to do so annually as required by the rule. Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which the Partnership operates have adopted such laws. The new federal rules and determinations regarding greenhouse gas emissions have not had, and are not expected to have, a material effect on the Partnership’s financial condition, results of operations or cash flows.

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

Lease Commitments

The Partnership has various operating lease commitments extending through the year 2018 generally covering office space and equipment rentals. Total lease expense for the years ended December 31, 2011, 2010 and 2009 were approximately $4.5 million, $4.0 million and $4.8 million. The following table summarizes minimum future commitments related to these items at December 31, 2011 (in millions):

2012	$4.4
2013	4.1
2014	3.4
2015	3.2
2016	3.1
Thereafter	1.0
Total	$19.2

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of December 31, 2011, were approximately $16.7 million, all of which are expected to be settled in 2012.

Pipeline Capacity Agreements

The Partnership’s operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the subsidiaries to transport gas to off-system markets on behalf of customers. The Partnership incurred expenses of $9.8 million, $11.1 million and $10.8 million related to pipeline capacity agreements for the years ended December 31, 2011, 2010 and 2009. The future commitments related to pipeline capacity agreements as of December 31, 2011 were (in millions):

2012	$9.0
2013	8.7
2014	8.3
2015	7.7
2016	6.7
Thereafter	8.1
Total	$48.5

Note 4: Property, Plant and Equipment (PPE)

The following table presents the Partnership’s PPE as of December 31, 2011 and 2010 (in millions):

Category	2011 Class Amount	Weighted-Average Useful Lives (Years)	2010 Class Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$6,365.7	38	$6,282.2	37
Storage	275.8	45	250.4	46
Gathering	90.0	19	88.5	19
General	126.4	18	121.2	18
Rights of way and other	112.7	31	110.0	30
Total utility depreciable plant	6,970.6	37	6,852.3	37

Non-depreciable:
Construction work in progress	110.4		109.9
Storage	44.7		48.4
Land	18.1		16.9
Other	16.3		16.3
Total other	189.5		191.5

Total PPE	7,160.1		7,043.8
Less: accumulated depreciation	997.1		785.8

Total PPE, net	$6,163.0		$6,258.0

The non-depreciable assets were not included in the calculation of the weighted-average useful lives.

The Partnership holds undivided interests in certain assets, including the Bistineau storage facility of which the Partnership owns 92%, the Mobile Bay Pipeline of which the Partnership owns 64% and offshore and other assets, comprised of pipeline and gathering assets in which the Partnership holds various ownership interests. The proportionate share of investment associated with these interests has been recorded as PPE on the balance sheets. The Partnership records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Partnership’s undivided interests as of December 31, 2011 and 2010 (in millions):

	2011		2010
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Bistineau storage	$57.5	$11.9	$56.0	$10.1
Mobile Bay Pipeline	11.8	2.5	11.3	2.1
Offshore and other assets	19.0	12.6	19.2	12.4
Total	$88.3	$27.0	$86.5	$24.6

Asset Dispositions and Impairments

Materials and Supplies

The Partnership holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects.  In 2011, the Partnership determined that a portion of the materials and supplies would not be used given the types of projects the Partnership would likely pursue under its new growth strategy and the costs to carry and maintain the materials.  As a result, the Partnership recognized an impairment charge of $28.8 million to adjust the carrying amount of those materials and supplies to an estimated fair value of $6.4 million. The fair value of the materials was determined by obtaining information from brokers, resellers and distributors of these types of materials which are considered Level 3 inputs under the fair value hierarchy. The materials were sold for total proceeds of approximately $8.3 million, resulting in a net realized gain of $2.9 million. However, due to the terms of the sale for a portion of the materials, $3.7 million of gains will not be recognized until the purchaser takes possession of the materials. The remaining amount, a loss of $0.8 million, was recognized in 2011. In 2010, the Partnership agreed to sell pipe materials with a book value of $11.5 million for estimated consideration of approximately $8.2 million and recorded an impairment charge of $3.3 million. The fair value measurement of the pipe materials was based on Level 3 inputs under the fair value hierarchy.  At December 31, 2011, the Partnership held approximately $22.1 million of materials and supplies which was reflected in Other Assets on the Consolidated Balance Sheets.

Gas Sales

In 2011, the Partnership recognized a gain of $9.2 million from the sale of approximately 4.5 billion cubic feet (Bcf) of gas stored underground with a book value of $10.3 million that became available for sale due to a change in the storage working gas needed to support operations and no-notice services. In 2010, the Partnership recognized a gain of $17.5 million from the sale of approximately 5.5 Bcf of gas stored underground with a book value of $12.5 million which became available for sale as a result of Phase III of the Western Kentucky Storage Expansion and a reduction in the amount of gas needed to support no-notice services. The gains related to these gas sales were recorded in Net (gain)loss on disposal of operating assets.

Carthage Compressor Station Incident

In February 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. The cost to repair the building facilities and replace equipment damaged by the fire was approximately $18.1 million. The Partnership has insurance which will cover the costs incurred to restore the damaged equipment and facilities, subject to a $5.0 million deductible. In 2011, the Partnership recognized expenses of $5.0 million for the amount of costs incurred which were subject to the deductible. The Partnership received a partial payment from insurance carriers of $4.6 million during 2011. At December 31, 2011, the Partnership recorded a receivable of $4.3 million for insurance recoveries it expects to receive in 2012.

Bistineau Storage Gas Loss

In 2011, the Partnership completed a series of tests to verify the quantity of gas stored at its Bistineau storage facility. These tests indicated that a gas loss of approximately 6.7 Bcf occurred at the facility. As a result, the Partnership recorded a charge to Fuel and gas transportation expense of $3.7 million to recognize the loss in base gas which had a carrying value of $0.53 per MMBtu. The Partnership has not yet determined the root cause of the gas loss or whether the gas will need to be replaced.

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

The following table summarizes the aggregate carrying amount of the Partnership’s ARO (in millions):

	2011	2010
Balance at beginning of year	$18.7	$18.0
Liabilities recorded	1.4	-
Liabilities settled	(3.5)	(0.3)
Accretion expense	0.9	1.0
Balance at end of year	17.5	18.7
Less: Current portion of asset retirement obligations	(0.8)	(1.5)
Long-term asset retirement obligations	$16.7	$17.2

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

For the Partnership’s operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Partnership has reflected $54.5 million and $51.7 million as of December 31, 2011 and 2010, in the accompanying Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 6: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities in the Consolidated Balance Sheets as of December 31, 2011 and 2010, are summarized in the table below. The table also includes amounts related to unamortized debt expense and unamortized discount on long-term debt. While these amounts are not regulatory assets and liabilities, they are a critical component of the embedded cost of debt financing utilized in the Texas Gas rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax effects created prior to the 2005 change in the tax status of Boardwalk Pipelines and its election to be taxed as a partnership. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to sixteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2011 and 2010 (in millions):

	2011	2010
Regulatory Assets:
Pension	$10.6	$10.6
Tax effect of AFUDC equity	4.7	5.1
Unamortized debt expense and premium on reacquired debt	15.4	7.9
Postretirement benefits other than pension	-	4.2
Fuel tracker	9.8	7.1
Total regulatory assets	$40.5	$34.9
Regulatory Liabilities:
Cashout and fuel tracker	$0.5	$0.3
Provision for other asset retirement	54.5	51.7
Unamortized discount on long-term debt	(2.5)	(2.3)
Postretirement benefits other than pension	29.8	23.7
Other	0.3	0.4
Total regulatory liabilities	$82.6	$73.8

Note 7:  Financing

Long-Term Debt

The following table presents all long-term debt issues outstanding as of December 31, 2011 and 2010 (in millions):

	2011	2010
Notes and Debentures:

Boardwalk Pipelines
5.88% Notes due 2016	$250.0	$250.0
5.50% Notes due 2017	300.0	300.0
5.20% Notes due 2018	185.0	185.0
5.75% Notes due 2019	350.0	350.0

Gulf South
5.75% Notes due 2012	225.0	225.0
5.05% Notes due 2015	275.0	275.0
6.30% Notes due 2017	275.0	275.0

Texas Gas
5.50% Notes due 2013	-	250.0
4.60% Notes due 2015	250.0	250.0
4.50% Notes due 2021	440.0	-
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	2,650.0	2,460.0

Revolving Credit Facility:
Boardwalk Pipelines	100.0	285.0
Gulf South	228.5	228.5
Texas Gas	130.0	190.0
Total revolving credit facility	458.5	703.5
Subordinated Loan Agreement with BPHC	100.0	100.0
	3,208.5	3,263.5
Less: unamortized debt discount	(9.8)	(11.2)
Total Long-Term Debt	$3,198.7	$3,252.3

Maturities of the Partnership’s long-term debt for the next five years and in total thereafter are as follows (in millions):

2012	$-
2013	783.5
2014	-
2015	525.0
2016	250.0
Thereafter	1,650.0
Total long-term debt	$3,208.5

The Partnership has $458.5 million of loans outstanding under its revolving credit facility, having a maturity date of June 29, 2012, and $100.0 million of loans outstanding under the Subordinated Loan Agreement which mature initially on December 29, 2012. Amounts outstanding under the revolving credit facility are extendable by the Partnership for an additional year and the maturity date of the Subordinated Loans may be extended by a year if the Partnership elects to extend the term of the revolving credit facility. As a result, this debt is classified as long-term on the Balance Sheets and included in the 2013 maturities. The Partnership also has $225.0 million of notes maturing in August 2012. These notes are included in the 2013 maturities and classified as long-term debt on the Balance Sheets since the Partnership expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than a year.

Notes and Debentures

During the 2009 to 2011 period, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance (1)	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
January and June 2011	Texas Gas	$440.0	$2.4	$437.6	(2)	4.50%	February 1, 2021	February 1 and August 1
August 2009	Boardwalk Pipelines	$350.0	$3.3	$346.7	(3)	5.75%	September 15, 2019	March 15 and September 15

(1)	BPHC waived the mandatory prepayment provisions under the Subordinated Loan Agreement, described below, that would have required prepayment of the Subordinated Loans as a result of these issuances.
(2)	The net proceeds of these offerings were used to reduce borrowings under the Partnership’s revolving credit facility and to redeem Texas Gas’ 5.50% notes due April 1, 2013 (2013 Notes).
(3)	The net proceeds were used to directly and indirectly fund the Partnership’s capital projects.

The Partnership’s notes and debentures are redeemable, in whole or in part, at the Partnership’s option at any time, at redemption prices equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a rate equal to the Treasury rate plus 20 to 50 basis points depending upon the particular issue of notes, plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default. As of December 31, 2011 and 2010, the weighted-average interest rate of the Partnership’s notes and debentures was 5.69% and 5.89%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At December 31, 2011, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Redemption of Notes

In February 2011, the Partnership redeemed $135.0 million of 2013 Notes at a premium of $11.8 million and in July 2011, redeemed the remaining $115.0 million at a premium of $9.2 million. The Partnership had unamortized discounts and deferred offering costs of $1.1 million related to the 2013 Notes which were redeemed. Due to the application of regulatory accounting, approximately $8.9 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and will be amortized over the life of the Texas Gas 4.50% notes due February 1, 2021. A $7.4 million loss on the early extinguishment of debt was recognized in the first quarter 2011 and an additional loss of $5.8 million was recognized in the third quarter 2011.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $950.0 million. Outstanding borrowings under the credit facility as of December 31, 2011 and 2010, were $458.5 million and $703.5 million with a weighted-average borrowing rate of 0.52% and 0.53%. Subsequent to December 31, 2011, the Partnership repaid $115.0 million of borrowings, which decreased borrowings to $343.5 million, resulting in available borrowing capacity of $606.5 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of December 31, 2011. The revolving credit facility has a maturity date of June 29, 2012, however all outstanding revolving loans on such date may be converted to term loans having a maturity date of June 29, 2013.

Long-Term Debt – Affiliate

In 2009, Boardwalk Pipelines entered into a Subordinated Loan Agreement with BPHC under which Boardwalk Pipelines borrowed $200.0 million (Subordinated Loans). The Subordinated Loans bear interest at 8.00% per year, payable semi-annually in June and December, and mature six months after the maturity (including any term-out period) of the revolving credit facility. In the event the Partnership or its subsidiaries issue additional equity securities or incur certain indebtedness, the Subordinated Loans must be prepaid with the net cash proceeds from those issuances; although BPHC may waive such prepayment provision. The Subordinated Loans are subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wachovia Bank, National Association, as representative of the lenders under the revolving credit facility. As of December 31, 2011 and 2010, the Partnership had $100.0 million outstanding under the Subordinated Loan Agreement with no additional borrowing capacity available.

Common Unit Offering

During the 2009 to 2011 period, the Partnership completed the following issuances and sales of common units (in millions, except the issuance price):

Month of Offering	Number of Common Units	Issuance Price	Less Underwriting Discounts and Expenses	Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering	Common Units Held by the Public After Offering
June 2011(1)	6.0	$29.33	$6.0	$173.6	175.7	73.0
August 2009 (1)	8.1	$23.00	$7.0	$183.1	169.7	55.5
June 2009 (1) (2)	6.7	$21.99	$-	$150.0	161.6	47.4

(1)	BPHC waived the mandatory prepayment provisions under the Subordinated Loans that would have required prepayment of the Subordinated Loans as a result of these issuances.
(2)	Sold to BPHC in a private placement.

The proceeds of the offerings were used to reduce borrowings under the Partnership’s revolving credit facility and to finance a portion of the Partnership’s capital projects. In addition to funds received from the issuance and sale of common units, the general partner concurrently contributed amounts to maintain its 2% interest in the Partnership.

Subsequent to December 31, 2011, the Partnership issued and sold 9.2 million common units to the public. The common units were issued at a price of $27.55. The Partnership received net proceeds of $250.2 million after deducting underwriters discount and offering expenses of $8.5 million and including a $5.2 million contribution received from the general partner to maintain its 2% interest in the Partnership. The net proceeds were used to repay borrowings under the Partnership’s revolving credit facility.

Summary of Changes in Outstanding Units

The following table summarizes changes in the Partnership’s common and class B units since January 1, 2009 (in millions):

	Common Units	Class B Units
Balance, January 1, 2009	154.9	22.9
Common units issued and sold to BPHC in a private placement	6.7	-
Common units issued in connection with underwritten offerings	8.1	-
Balance, December 31, 2009 and 2010	169.7	22.9
Common units issued in connection with underwritten offerings	6.0	-
Balance, December 31, 2011	175.7	22.9

Subsequent to December 31, 2011, the Partnership issued 9.2 million common units to the public as discussed above.

Registration Rights Agreement

The Partnership has entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership has agreed to register the resale by BPHC of 27.9 million common units and to reimburse BPHC up to a maximum price of $0.914 per common unit for underwriting discounts and commissions. In February 2010, BPHC sold 11.5 million common units of the Partnership in a secondary offering and consequently, the Partnership reimbursed BPHC $10.5 million for underwriting discounts and commissions and incurred other offering costs of approximately $0.2 million, all of which were recorded against the previously established liability pursuant to the registration rights agreement. As of December 31, 2011 and 2010, the Partnership had an accrued liability of approximately $16.0 million for future underwriting discounts and commissions that would be reimbursed to BPHC and other registration and offering costs that are expected to be incurred by the Partnership.

Note 8: Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $1.7 million and $3.6 million of gas stored underground at December 31, 2011 and 2010, which the Partnership owns and carries on its balance sheet as current Gas stored underground. Additionally, at December 31, 2010, the Partnership had 4.5 Bcf of gas with a book value of $10.3 million that had become available for sale as a result of a change in the storage working gas needed to support operations and no-notice services at its Texas Gas subsidiary. The Partnership has also periodically used derivatives as cash flow hedges of interest rate risk in anticipation of debt offerings. At December 31, 2011, the Partnership had no outstanding derivatives.

The Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The Partnership has not changed its valuation techniques or inputs during the reporting period.

The Partnership had no outstanding derivatives as of December 31, 2011.  The fair values of derivatives existing as of December 31, 2010 were included in the following captions in the Consolidated Balance Sheets (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$-	Other current assets	$-	Other current liabilities	$-	Other current liabilities	$1.7

 The amount of gains and losses from derivatives recognized in the Consolidated Statements of Income for the year ended December 31, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$3.1	Operating revenues (2)	$1.5	N/A	$-
Interest rate contracts (1)	-	Interest expense	(1.7)	N/A	-
	$3.1		$(0.2)		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$1.1 million was recorded in Gas transportation revenues and $0.4 million was recorded in Other Revenues.

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

The amount of gains and losses from derivatives recognized in the Consolidated Statements of Income for the year ended December 31, 2009, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$10.5	Operating revenues (2)	$18.6	Other revenues	$(0.4)
Interest rate contracts (1)	-	Interest expense	(1.7)	N/A	-
	$10.5		$16.9		$(0.4)

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

As a result of the Texas Gas rate case settlement in 2006, the Partnership is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million which is the amount included in rates. In 2011 and 2010, the Partnership funded $9.0 million and $9.2 million to the Pension Plan and expects to fund approximately $9.0 million to the plan in 2012. The Partnership does not anticipate that any Pension Plan assets will be returned to the Partnership during 2012. In 2011 and 2010, the Partnership funded $0.1 million for payments made under the SRP. The Partnership does not expect to fund this plan in the future until such time as benefits are paid.

The Partnership recognizes in expense each year the actuarially determined amount of net periodic pension cost associated with its Retirement Plans, including a minimum amount of $3.0 million related to its Pension Plan, in accordance with the 2006 rate case settlement. Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million and is precluded from seeking future recovery of annual Pension Plan costs between $3.0 million and $6.0 million. As a result, the Partnership would recognize a regulatory asset for amounts of annual Pension Plan costs in excess of $6.0 million and would reduce its regulatory asset to the extent that annual Pension Plan costs are less than $3.0 million. Annual Pension Plan costs between $3.0 million and $6.0 million will be charged to expense.

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In 2011 and 2010, the Partnership made $0.2 million of contributions to the PBOP plan. The PBOP plan is currently in an overfunded status, therefore the Partnership does not expect to make any contributions to the plan in 2012. The Partnership does not anticipate that any plan assets will be returned to the Partnership during 2012. The Partnership uses a measurement date of December 31 for its PBOP plan.

 Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2011 and 2010, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of period	$132.5	$122.0	$51.7	$53.2
Service cost	3.9	3.8	0.4	0.5
Interest cost	6.4	6.9	2.6	2.8
Plan participants’ contributions	-	-	0.9	1.0
Actuarial loss (gain)	3.0	4.8	1.8	(1.2)
Benefits paid	(5.6)	(5.0)	(3.4)	(4.6)
Benefit obligation at end of period	$140.2	$132.5	$54.0	$51.7
Change in plan assets:
Fair value of plan assets at beginning of period	$105.5	$90.4	$73.3	$72.8
Actual return on plan assets	3.9	10.8	10.8	3.9
Benefits paid	(5.6)	(5.0)	(3.4)	(4.6)
Company contributions	9.1	9.3	0.2	0.2
Plan participants’ contributions	-	-	0.9	1.0
Fair value of plan assets at end of period	$112.9	$105.5	$81.8	$73.3

Funded status	$(27.3)	$(27.0)	$27.8	$21.6

Items not recognized as components of net periodic cost:
Prior service cost (credit)	$0.1	$0.1	$(31.9)	$(39.7)
Net actuarial loss	31.1	25.2	10.2	16.6
Total	$31.2	$25.3	$(21.7)	$(23.1)

At December 31, 2011 and 2010, the following aggregate information relates only to the underfunded plans (in millions):

	For the Year Ended December 31,
	2011	2010
Projected benefit obligation	$140.2	$132.5
Accumulated benefit obligation	127.5	119.3
Fair value of plan assets	112.9	105.5

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Service cost	$3.9	$3.8	$3.7	$0.4	$0.5	$0.5
Interest cost	6.4	6.9	7.0	2.6	2.8	3.0
Expected return on plan assets	(8.0)	(7.0)	(5.6)	(3.3)	(3.8)	(3.4)
Amortization of prior service credit	-	-	-	(7.8)	(7.8)	(7.7)
Amortization of unrecognized net loss	1.2	1.5	2.1	0.7	0.9	1.5
Regulatory asset (increase) decrease	-	-	(1.1)	4.2	5.4	5.4
Net periodic benefit cost	$3.5	$5.2	$6.1	$(3.2)	$(2.0)	$(0.7)

 Due to the Texas Gas rate case settlement in 2006, the Partnership began to amortize the balance of its regulatory asset for PBOP of approximately $32.0 million on a straight-line basis over approximately 6 years, resulting in an annual decrease in the regulatory asset. The regulatory asset was fully amortized in 2011. In 2009, the regulatory asset for the Retirement Plans was increased due to the accumulated cost for the year exceeding the expense cap established in the Texas Gas rate case settlement. In accordance with the rate case settlement, Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million.

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2012	$8.8	$3.7
2013	10.1	3.6
2014	10.8	3.6
2015	11.6	3.5
2016	16.1	3.4
2017-2021	77.5	17.5

Weighted –Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2011 and 2010, were as follows:

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2011	2010	2011	2010
Discount rate	4.25%	5.00%	4.70%	5.375%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.70%	6.30%	5.375%	5.70%	6.30%
Expected return on plan assets	7.50%	7.50%	7.50%	4.64%	5.35%	5.35%
Rate of compensation increase	4.00%	4.00%	4.00%	-	-	-

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

PBOP Assumed Health Care Cost Trends

Assumed health care-cost-trend rates have a significant effect on the amounts reported for PBOP.  A one-percentage-point change in assumed trend rates for health care costs would have had the following effects on amounts reported for the year ended December 31, 2011 (in millions):

Effect of 1% Increase:	2011
Benefit obligation at end of year	$1.5
Total of service and interest costs for year	0.1

Effect of 1% Decrease:
Benefit obligation at end of year	$(1.3)
Total of service and interest costs for year	(0.1)

For measurement purposes, health care costs for the plans were assumed to increase 8.5% for 2012-2013, grading down to 5% by 2020, assuming 0.5% annual increments for all participants. For December 31, 2010, health care costs for the plans were assumed to increase 9% for 2011-2012 grading down to 5% in 0.5% annual increments for participants not eligible for Medicare and 8.5% grading down to 5% in 0.5% annual increments for participants eligible for Medicare.

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

The Pension Plan investments are held in a trust account and consist of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Use of the Master Trust permits the commingling of trust assets of the Pension Plan with the assets of the Loews Corporation Cash Balance Retirement Plan for investment and administrative purposes. Although assets of all plans are commingled in the Master Trust, the Custodian maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income of the investment assets is allocated by the Custodian to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. The Master Trust assets are measured at fair value. The fair value of the interest in the assets of the Master Trust associated with the Pension Plan as of December 31, 2011 and 2010, was $112.9 million (or 50.5%) and $105.5 million (or 50.2%), of the total Master Trust assets.

Equity securities are publicly traded securities which are valued using quoted market prices and are considered a Level 1 investment under the fair value hierarchy. Short-term investments that are actively traded or have quoted prices, such as money market funds, are considered a Level 1 investment. Fixed income mutual funds are actively traded and valued using quoted market prices and are considered a Level 1 investment. Corporate and other taxable bonds and asset-backed securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs and are considered Level 2 investments. The limited partnership and other invested assets consist primarily of hedge funds, whose fair value represents the Master Trust’s share of the net asset value of each company, as determined by the general partner. Level 2 limited partnership and other invested assets include investments which can be redeemed at net asset value in 90 days or less. The limited partnership investments that contain withdrawal provisions greater than 90 days are considered Level 3 investments.

The following table sets forth by level within the fair value hierarchy a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2011 (in  millions):

	Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$32.7	$-	$-	$32.7
Short-term investments	14.2	-	-	14.2
Fixed income mutual funds	98.4	-	-	98.4
Limited partnerships :
Hedge funds	-	45.3	14.5	59.8
Private equity	-	-	18.4	18.4
Total investments	$145.3	$45.3	$32.9	$223.5

The following table sets forth by level within the fair value hierarchy a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2010 (in  millions):

	Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$115.1	$-	$-	$115.1
Short-term investments	7.7	-	-	7.7
Asset-backed securities	-	2.0	-	2.0
Limited partnerships:
Hedge funds	-	45.9	22.5	68.4
Private equity	-	-	16.9	16.9
Total investments	$122.8	$47.9	$39.4	$210.1

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the Master Trust (in millions):

	Limited Partnerships: Hedge Funds	Limited Partnerships: Private Equity
Balance, January 1, 2010	$21.1	$14.5
Actual return on assets still held	2.7	2.1
Actual return on assets sold	0.9	0.3
Purchases, sales and settlements	(2.2)	-
Net transfers in/(out) of Level 3	-	-
Balance, December 31, 2010	$22.5	$16.9
Actual return on assets still held	0.4	1.0
Actual return on assets sold	0.3	(0.2)
Purchases, sales and settlements	(8.7)	0.7
Net transfers in/(out) of Level 3	-	-
Balance, December 31, 2011	$14.5	$18.4

PBOP

The PBOP plan assets are held in a trust and are measured at fair value. Short-term investments that are actively traded or have quoted prices, such as money market or mutual funds, are considered a Level 1 investment. Fixed income mutual funds are actively traded and valued using quoted market prices and are considered Level 1 investments. Tax exempt securities, consisting of municipal securities, corporate and other taxable bonds and asset-backed securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs and are considered Level 2 investments.

The following table sets forth by level within the fair value hierarchy a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2011 (in  millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$3.4	$-	$-	$3.4
Fixed income mutual funds	3.5	-	-	3.5
Asset-backed securities	-	19.4	-	19.4
Corporate and other bonds	-	20.1	-	20.1
Tax exempt securities	-	35.4	-	35.4
Total investments	$6.9	$74.9	$-	$81.8

The following table sets forth by level within the fair value hierarchy a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2010 (in  millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$5.7	$-	$-	$5.7
United States treasuries	8.6	-	-	8.6
Asset-backed securities	-	8.3	-	8.3
Corporate and other bonds	-	18.1	-	18.1
Tax exempt securities	-	32.5	-	32.5
Limited partnerships	-	-	0.1	0.1
Total investments	$14.3	$58.9	$0.1	$73.3

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the trust (in millions):

Limited Partnerships
Balance, January 1, 2010	$15.6
Actual return on assets still held	-
Actual return on assets sold	0.5
Purchases, sales and settlements	(16.0)
Net transfers in/(out) of Level 3	-
Balance, December 31, 2010	$0.1
Actual return on assets still held	-
Actual return on assets sold	-
Purchases, sales and settlements	(0.1)
Net transfers in/(out) of Level 3	-
Balance, December 31, 2011	$-

Investment strategy

Pension: The Partnership employs a total-return approach using a mix of equities and fixed income investments to prudently maximize the long-term return on plan assets and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of, among other things, plan liabilities and plan funded status. The investment strategy has been to allocate between 40% and 60% of the investment portfolio to equity and alternative investments, including limited partnerships, with consideration given to market conditions and target asset returns. The investment portfolio contains a diversified blend of fixed income, equity and short term securities. Alternative investments, including limited partnerships, have been used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2011, the pension trust had committed $3.0 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. In 2010, the Partnership redeemed its limited partnership interests and invested in fixed income securities. At December 31, 2011, all of the PBOP investments were in fixed income securities.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and Gulf South employees are provided retirement benefits under a similar defined contribution money purchase plan. The operating subsidiaries also provide 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $7.4 million, $6.9 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009.

Long-Term Incentive Compensation Plans

The Partnership grants to selected employees long-term compensation awards under the Long-Term Incentive Plan (LTIP) and the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (UAR and Cash Bonus Plan), and previously made grants under the Strategic Long-Term Incentive Plan (SLTIP). These awards are intended to align the interests of the employees with those of the Partnership’s unitholders, encourage superior performance, attract and retain employees who are essential for the Partnership’s growth and profitability and to encourage employees to devote their best efforts to advancing the Partnership’s business over both long and short-term time horizons. The Partnership also makes annual grants of common units to certain of its directors under the LTIP. The Partnership does not expect to make additional grants to employees under the SLTIP, under which substantially all of the available awards have been granted.

LTIP

The Partnership reserved 3,525,000 common units for grants of units, restricted units, unit options and unit appreciation rights to officers and directors of the Partnership’s general partner and for selected employees under the LTIP. The Partnership has outstanding phantom common units (Phantom Common Units) which were granted under the plan. Each such grant: includes a tandem grant of Distribution Equivalent Rights (DERs); vests on the third anniversary of the grant date; and will be payable to the grantee in cash, but may be settled in common units at the discretion of the Partnership’s Board of Directors, upon vesting in an amount equal to the sum of the fair market value of the units (as defined in the plan) that vest on the vesting date, less applicable taxes. The vested amount then credited to the grantee’s DER account is payable only in cash, less applicable taxes. The economic value of the Phantom Common Units is directly tied to the value of the Partnership’s common units, but these awards do not confer any rights of ownership to the grantee. The fair value of the awards will be recognized ratably over the vesting period and remeasured each quarter until settlement based on the market price of the Partnership’s common units and amounts credited under the DERs. The Partnership has not made any grants of units, restricted units, unit options or unit appreciation rights under the plan.

A summary of the status of the Phantom Common Units granted under the Partnership’s LTIP as of December 31, 2011 and 2010, and changes during the years ended December 31, 2011 and 2010, is presented below:

	Phantom Common Units	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2010 (1)	107,071	$3.5	1.4
Paid	(35,835)	(1.2)	-
Forfeited	(1,653)	-	-
Outstanding at December 31, 2010 (1)	69,583	2.4	1.0
Granted	193,819	5.3	3.0
Paid	(44,069)	(1.5)	-
Forfeited	(1,244)	-	-
Outstanding at December 31, 2011 (1)	218,089 (2)	5.3 (3)	2.9	(3)

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.
(2)	Includes 24,270 of Phantom Common Units with a total value of $0.8 million which vested on December 16, 2011 and were paid in cash on January 20, 2012.
(3)	Excludes the Phantom Common Units that vested on December 16, 2011.

The fair value of the awards at the date of grant was based on the formula contained in the LTIP, including the closing market price of the Partnership’s common units on or directly preceding the date of grant. The fair value of the awards at December 31, 2011 and 2010 was based on the closing market price of the common unit on those dates of $27.67 and $31.13 plus the accumulated value of the DERs. The fair value of the awards will be recognized ratably over the vesting period and remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities. The Partnership recorded $0.3 million, $1.1 million and $1.7 million in Administrative and general expenses during 2011, 2010 and 2009 for the ratable recognition of the fair value of the Phantom Common Unit awards. The total estimated remaining unrecognized compensation expense related to the Phantom Common Units outstanding at December 31, 2011, was $5.3 million.

In 2011 and 2010, the general partner purchased 2,000 and 1,500 of the Partnership’s common units each year in the open market at a price of $32.82 and $29.05 per unit. In 2010, an additional 292 common units were purchased in the open market at a price of $30.83. These units were granted under the LTIP to the independent directors as part of their director compensation. At December 31, 2011, 3,515,708 units were available for grants under the LTIP.

UAR and Cash Bonus Plan

The UAR and Cash Bonus Plan provides for grants of unit appreciation rights (UARs) and cash bonuses (Long-Term Cash Bonuses) to selected employees of the Partnership.

UARs. The economic value of the UARs is tied to the value of the Partnership’s common units, but these awards do not confer any rights of ownership to the grantee. Under the terms of the UAR and Cash Bonus Plan, after the expiration of a restricted period (vesting period) each awarded UAR would become vested and payable in cash to the extent the fair market value (as defined in the plan) of a common unit on such date exceeds the exercise price; which resulting amount may be limited to an applicable dollar cap amount per UAR (UAR Cap) depending on the terms of the award agreement. Each UAR may include a feature whereby the exercise price is reduced by the amount of any cash distributions made by the Partnership with respect to a common unit during the restricted period (DER Adjustment). Except in limited circumstances, upon termination of employment during the restricted period, any outstanding and unvested awards of UARs would be cancelled unpaid. The fair value of the UARs will be recognized ratably over the vesting period, and will be remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities.

A summary of the outstanding UARs granted under the Partnership’s UAR and Cash Bonus Plan as of December 31, 2011 and 2010, and changes during 2011 and 2010 is presented below:

	UARs	Weighted Average Exercise Price	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2010	-	-		-
Granted (1)	368,956	$30.36	$1.5	3.0
Outstanding at December 31, 2010 (2)	368,956	30.36		3.0
Forfeited	(29,609)
Granted (3)	27,551	32.58	0.1	2.8
Granted (4)	71,277	28.93	0.2	2.5
Granted (5)	218,342	27.30	1.5	3.0
Outstanding at December 31, 2011 (2)	656,517	29.28	3.0	2.3

(1)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $30.36, the closing price of the Partnership’s common units on the New York Stock Exchange on the day immediately preceding the grant date, and a UAR Cap of $15.76 was established for each UAR granted on December 16, 2010.

(2)	Represents weighted-average exercise price, remaining weighted-average vesting period and total fair value of outstanding awards at the end of the period.
(3)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $32.58, the closing price of the Partnership’s common units on the New York Stock Exchange on the day immediately preceding the grant date, and a UAR Cap of $14.29 was established for each UAR granted on March 31, 2011.

(4)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $28.93, the closing price of the Partnership’s common units on the New York Stock Exchange on the day immediately preceding the grant date, and a UAR Cap of $12.67 was established for each UAR granted on June 30, 2011.

(5)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $27.30, the closing price of the Partnership’s common units on the New York Stock Exchange on the grant date on December 14, 2011. No UAR Cap is applicable to these awards.

The fair value of the UARs granted in December 2011 was based on the computed value of a call on the Partnership’s common units at the exercise price. The fair value of the UARs granted prior to December 2011 was determined by calculating the difference between the computed value of a call on the Partnership’s common units at the exercise price and a similar call at an exercise price that has been increased to accommodate the UAR Cap. The following assumptions were used as inputs to the Black-Scholes valuation model for grants made during 2011 and 2010:

	December 31,	December 31,
	2011	2010
Expected life (years)	2.0 - 3.0	3.0
Risk free interest rate (1)	0.25% - 1.17%	1.0% - 1.1%
Expected volatility(2)	34% - 38%	38%
(1) Based on the U.S. Treasury yield curve corresponding to the remaining life of the UAR.
(2) Based on the historical volatility of the Partnership’s common units.

The Partnership recorded compensation expense of $0.4 million and less than $0.1 million for the years ended December 31, 2011 and 2010, related to the UARs. As of December 31, 2011 and 2010, there was $2.5 million and $1.4 million of total unrecognized compensation cost related to the non-vested portion of the UARs.

Long-Term Cash Bonuses.  In 2011 and 2010, The Partnership granted to certain employees $0.4 million and $1.7 million of Long-Term Cash Bonuses under the UAR and Cash Bonus Plan. Each Long-Term Cash Bonus granted prior to 2011 will become vested and payable to the holder in cash equal to the amount of the grant after the expiration of a three-year restricted period. These grants made in 2011 will vest on the same date as the 2010 grants. Except in limited circumstances, upon termination of employment during the restricted period, any outstanding and unvested awards of Long-Term Cash Bonuses would be cancelled unpaid. The Partnership recorded compensation expense of $0.5 million and less than $0.1 million for the year ended December 31, 2011 and 2010, related to the Long-Term Cash Bonuses. As of December 31, 2011 and 2010, there was $1.3 million and $1.5 million of total unrecognized compensation cost related to the non-vested portion of the Long-Term Cash Bonuses.

SLTIP

The SLTIP provided for the issuance of up to 500 phantom general partner units (Phantom GP Units) to selected employees of the Partnership and its subsidiaries. Each Phantom GP Unit entitles the holder thereof, upon vesting, to a lump sum cash payment in an amount determined by a formula based on cash distributions made by the Partnership to its general partner during the four quarters preceding the vesting date and the implied yield on the Partnership’s common units, up to a maximum of $50,000 per unit.

A summary of the status of the Partnership’s SLTIP as of December 31, 2011 and 2010, and changes during the years ended December 31, 2011 and 2010, is presented below:

	Phantom GP Units	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2010 (1)	456.0	$20.6	2.0
Paid	(88.0)	(2.9)	-
Forfeited	(1.0)	-	-
Outstanding at December 31, 2010 (1)	367.0	17.6	1.5
Paid	(83.0)	(3.6)	-
Forfeited	(21.5)	-	-
Outstanding at December 31, 2011 (1)	262.5	12.4	0.8

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.

The fair value of the awards at the date of grant was based on the formula contained in the SLTIP and assumptions made regarding potential future cash distributions made to the general partner during the four quarters preceding the vesting date and the future implied yield on the Partnership's common units. The fair value of the awards will be recognized ratably over the vesting period and remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities. The Partnership recorded $2.5 million, $4.9 million and $3.8 million in Administrative and general expenses during 2011, 2010 and 2009 for the ratable recognition of the fair value of the GP Phantom Unit awards. The total estimated remaining unrecognized compensation expense related to the GP Phantom Units outstanding at December 31, 2011, was $2.8 million. No additional grants of Phantom GP Units are expected to be made under the SLTIP.

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

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and class B units and the 2% general partner interest and IDRs held by its general partner as follows (in millions, except distribution per unit):

Payment Date	Distribution per Unit	Amount Paid to Common Unitholders	Amount Paid to Class B Unitholder	Amount Paid to General Partner (Including IDRs) (1)
November 17, 2011	$0.5275	$92.7	$6.9	$8.2
August 18, 2011	0.525	92.2	6.9	7.8
May 19, 2011	0.5225	88.6	6.9	7.4
February 24, 2011	0.520	88.2	6.8	7.3
November 8, 2010	0.515	87.4	6.9	6.9
August 9, 2010	0.510	86.5	6.9	6.7
May 10, 2010	0.505	85.8	6.8	6.4
February 22, 2010	0.500	84.8	6.8	6.2
November 9, 2009	0.495	84.0	6.8	5.9
August 10, 2009	0.490	79.2	6.9	5.2
May 11, 2009	0.485	75.1	6.8	4.9
February 23, 2009	0.480	74.4	6.9	4.5

(1)	In 2011, 2010 and 2009, the Partnership paid $22.3 million, $18.2 million and $13.3 million in distributions on behalf of IDRs.

In February 2012, the Partnership declared a quarterly cash distribution to unitholders of record of $0.53 per unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the year ended December 31, 2011, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$220.0
Declared distribution	431.6	$371.6	$27.5	$32.5
Assumed allocation of undistributed net loss	(211.6)	(183.2)	(24.2)	(4.2)
Assumed allocation of net income	$220.0	$188.4	$3.3	$28.3
Weighted-average units outstanding		173.3	22.9
Net income per unit		$1.09	$0.14

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

Following is a summary of the provision for income taxes for the periods ended December 31, 2011, 2010 and 2009 (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Current expense:
State	$0.3	$0.3	$0.2
Total	0.3	0.3	0.2
Deferred provision:
State	0.1	0.2	0.1
Total	0.1	0.2	0.1
Income taxes	$0.4	$0.5	$0.3

The Partnership’s tax years 2008 through 2011 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, there were no significant deferred income tax assets or liabilities.

Note 12:  Financial Instruments

The following methods and assumptions were used in estimating the Partnership’s fair value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt:  The estimated fair value of the Partnership’s publicly traded debt is based on quoted market prices at December 31, 2011 and 2010. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2011 and 2010.

Long-Term Debt - Affiliate:  Borrowings under a subordinated loan agreement with BPHC were completed in 2009. The estimated fair value is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership’s financial instruments as of December 31, 2011 and 2010, were as follows (in millions):

	December 31, 2011		December 31, 2010
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11.9	$11.9	$55.0	$55.0

Financial Liabilities
Long-term debt	$3,098.7	3,337.8	$3,152.3	$3,314.3
Long-term debt – affiliate	100.0	105.8	100.0	106.3

Note 13:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Consolidated Balance Sheets (in millions):

	As of	As of
	December 31, 2011	December 31, 2010
Loss on cash flow hedges	$(10.4)	$(13.7)
Deferred components of net periodic benefit cost	(39.0)	(25.8)
Total Accumulated other comprehensive loss	$(49.4)	$(39.5)

The Partnership estimates that approximately $3.9 million of net gains reported in AOCI as of December 31, 2011, are expected to be reclassified into earnings within the next twelve months. This amount is comprised of a $1.7 million decrease to earnings related to cash flow hedges and a $5.6 million increase to earnings related to net periodic benefit cost. As discussed in Note 8, the Partnership does not have any derivatives outstanding as of December 31, 2011. The loss on cash flow hedges in the table above as of December 31, 2011, is related to losses deferred in AOCI from treasury rate locks that were settled in previous periods and are being amortized over the terms of the related interest payments.

Note 14:  Credit Risk

Major Customers

Operating revenues received from the Partnership’s major customer (in millions) and the percentage of total operating revenues earned from that customer were:

	For the Year Ended December 31,
	2011		2010		2009
	Revenue	%	Revenue	%	Revenue	%
Devon Gas Services, LP	$134.2	12%	$143.5	13%	$102.6	11%

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas loaned to customers. As of December 31, 2011, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 8.3 TBtu. Assuming an average market price during December 2011 of $3.14 per MMBtu, the market value of that gas was approximately $26.1 million. As of December 31, 2010, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 13.0 TBtu. Assuming an average market price during December 2010 of $4.21 per MMBtu, the market value of this gas at December 31, 2010, would have been approximately $54.7 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 15:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $18.3 million, $16.8 million and $17.1 million for the years ended December 31, 2011, 2010 and 2009.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $273.3 million, $267.9 million and $264.2 million for the years ended December 31, 2011, 2010 and 2009.

In December 2011, Boardwalk HP Storage (HP Storage), a joint venture between Boardwalk Pipelines and BPHC acquired Petal Gas Storage, L.L.C., Hattiesburg Gas Storage Company and related entities for approximately $550.0 million in cash. HP Storage funded the acquisition with borrowings under a new $200.0 million five-year bank loan and equity contributions from Boardwalk Pipelines and BPHC. BPHC contributed $280.0 million towards the purchase price for an 80% equity ownership interest in HP Storage and Boardwalk Pipelines contributed $70.0 million for a 20% equity ownership interest. Gulf South operates the assets of HP Storage on behalf of the joint venture.

Note 16:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Cash paid during the period for:
Interest (net of amount capitalized) (1)	$171.7	$146.3	$124.4
Income taxes, net	$0.3	$0.4	$0.2
Non-cash adjustments:
Accounts payable and PPE	$23.8	$29.5	$173.2
Accrued registration rights costs	$-	$-	$6.1

(1)	The 2011 period includes $21.0 million of premiums paid for the 2013 Notes redemption.

Note 17:  Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for 2011 and 2010 for the Partnership (in millions, except for earnings per unit):

	2011 For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$296.9	$268.9	$262.0	$311.0
Operating expenses	181.7	176.5	207.4	180.5
Operating income	115.2	92.4	54.6	130.5
Interest expense, net	39.7	39.5	39.5	40.2
Other (income) expense	0.8	5.6	(0.1)	7.1
Income before income taxes	74.7	47.3	15.2	83.2
Income taxes (benefit)	0.1	0.1	-	0.2
Net income	$74.6	$47.2	$15.2	$83.0
Net income per unit:
Common units	$0.36	$0.23	$0.07	$0.42
Class B units	$0.11	$-	$(0.16)	$0.20

Total Comprehensive Income	$65.6	$47.0	$15.4	$82.1

	2010 For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$302.0	$257.6	$256.7	$300.5
Operating expenses	174.6	164.5	164.7	173.1
Operating income	127.4	93.1	92.0	127.4
Interest expense, net	38.7	37.1	37.5	37.1
Other (income) expense	(0.3)	-	-	(0.1)
Income before income taxes	89.0	56.0	54.5	90.4
Income taxes (benefit)	0.1	0.2	0.1	0.1
Net income	$88.9	$55.8	$54.4	$90.3
Net income per unit:
Common units	$0.45	$0.28	$0.28	$0.46
Class B units	$0.23	$0.07	$0.07	$0.26

Total Comprehensive Income	$83.0	$48.2	$47.8	$96.3

Note 18:  Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at December 31, 2011 and 2010. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of December 31, 2011
(in millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$10.7	$0.7	$-	$11.9
Receivables	-	-	126.6	(8.1)	118.5
Gas stored underground	-	-	1.7	-	1.7
Prepayments	-	-	13.3	-	13.3
Other current assets	0.2	-	19.0	(1.8)	17.4
Total current assets	0.7	10.7	161.3	(9.9)	162.8
Investment in consolidated subsidiaries	989.8	5,070.3	-	(6,060.1)	-
Property, plant and equipment, gross	0.6	-	7,159.5	-	7,160.1
Less–accumulated depreciation and amortization	(0.6)	-	(996.5)	-	(997.1)
Property, plant and equipment, net	-	-	6,163.0	-	6,163.0
Other noncurrent assets	0.3	1.4	373.0	-	374.7
Advances to affiliates – noncurrent	2,234.3	-	650.8	(2,885.1)	-
Investment in unconsolidated affiliate	-	70.1	-	-	70.1
Total other assets	2,234.6	71.5	1,023.8	(2,885.1)	444.8

Total Assets	$3,225.1	$5,152.5	$7,348.1	$(8,955.1)	$6,770.6

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.4	$0.1	$56.9	$(8.1)	$52.3
Advances from affiliates	-	-	-	-	-
Other current liabilities	0.3	15.5	125.7	(1.8)	139.7
Total current liabilities	3.7	15.6	182.6	(9.9)	192.0
Total long-term debt	-	1,280.1	1,918.6	-	3,198.7
Payable to affiliate	16.0	2,885.1	-	(2,885.1)	16.0
Other noncurrent liabilities	0.2	(0.2)	158.7	-	158.7
Total other liabilities and deferred credits	16.2	2,884.9	158.7	(2,885.1)	174.7
Total partners’ capital/member’s equity	3,205.2	971.9	5,088.2	(6,060.1)	3,205.2

Total Liabilities and Partners' Capital/Member’s Equity	$3, 225.1	$5,152.5	$7,348.1	$(8,955.1)	$6,770.6

Condensed Consolidating Balance Sheets as of December 31, 2010
(in millions)
Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$52.6	$2.4	$-	$55.0
Receivables	-	-	115.2	(9.0)	106.2
Gas stored underground	-	-	3.6	-	3.6
Prepayments	-	-	11.4	-	11.4
Advances to affiliates	-	107.8	-	(107.8)	-
Other current assets	-	-	34.9	(7.9)	27.0
Total current assets	-	160.4	167.5	(124.7)	203.2
Investment in consolidated subsidiaries	799.4	4,940.9	-	(5,740.3)	-
Property, plant and equipment, gross	0.6	-	7,043.2	-	7,043.8
Less–accumulated depreciation and amortization	(0.5)	-	(785.3)	-	(785.8)
Property, plant and equipment, net	0.1	-	6,257.9	-	6,258.0
Other noncurrent assets	-	1.8	417.0	(2.0)	416.8
Advances to affiliates – noncurrent	2,461.4	-	362.2	(2,823.6)	-
Total other assets	2,461.4	1.8	779.2	(2,825.6)	416.8

Total Assets	$3,260.9	$5,103.1	$7,204.6	$(8,690.6)	$6,878.0

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.5	$0.3	$101.3	$(18.3)	$86.8
Advances from affiliates	-	-	107.8	(107.8)	-
Other current liabilities	-	15.5	112.2	(0.7)	127.0
Total current liabilities	3.5	15.8	321.3	(126.8)	213.8
Total long-term debt	-	1,464.3	1,788.0	-	3,252.3
Payable to affiliate	16.0	2,823.6	-	(2,823.6)	16.0
Other noncurrent liabilities	-	-	154.4	0.1	154.5
Total other liabilities and deferred credits	16.0	2,823.6	154.4	(2,823.5)	170.5
Total partners’ capital/member’s equity	3,241.4	799.4	4,940.9	(5,740.3)	3,241.4

Total Liabilities and Partners' Capital/Member’s Equity	$3, 260.9	$5,103.1	$7,204.6	$(8,690.6)	$6,878.0

Condensed Consolidating Statements of Income for the Year Ended December 31, 2011
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$1,164.1	$(98.6)	$1,065.5
Parking and lending	-	-	12.8	(0.8)	12.0
Gas storage	-	-	49.9	-	49.9
Other	-	-	11.4	-	11.4
Total operating revenues	-	-	1,238.2	(99.4)	1,138.8

Operating cost and expenses:
Fuel and gas transportation	-	-	202.1	(99.4)	102.7
Operation and maintenance	-	-	168.5	-	168.5
Administrative and general	(0.3)	-	133.0	-	132.7
Other operating costs and expenses	0.3	-	341.9	-	342.2
Total operating costs and expenses	-	-	845.5	(99.4)	746.1
Operating income (loss)	-	-	392.7	-	392.7

Other deductions (income):
Interest expense	0.1	64.4	86.8	-	151.3
Interest expense - affiliates, net	(31.6)	46.1	(6.5)	-	8.0
Loss on early retirement of debt	-	-	13.2	-	13.2
Interest income	-	-	(0.4)	-	(0.4)
Equity in earnings of subsidiaries	(188.5)	(308.7)	-	497.2	-
Equity losses from unconsolidated affiliate	-	1.1	-	-	1.1
Miscellaneous other income	-	-	(0.9)	-	(0.9)
Total other deductions (income)	(220.0)	(197.1)	92.2	497.2	172.3

Income before income taxes	220.0	197.1	300.5	(497.2)	220.4
Income taxes	-	-	0.4	-	0.4

Net Income	$220.0	$197.1	$300.1	$(497.2)	$220.0

Condensed Consolidating Statements of Income for the Year Ended December 31, 2010
(in millions)
	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$1,121.6	$(106.2)	$1,015.4
Parking and lending	-	-	41.4	(13.3)	28.1
Gas storage	-	-	55.4	-	55.4
Other	-	-	17.9	-	17.9
Total operating revenues	-	-	1,236.3	(119.5)	1,116.8

Operating cost and expenses:
Fuel and gas transportation	-	-	228.9	(119.5)	109.4
Operation and maintenance	-	-	149.6	-	149.6
Administrative and general	1.3	-	125.3	-	126.6
Other operating costs and expenses	0.4	-	290.9	-	291.3
Total operating costs and expenses	1.7	-	794.7	(119.5)	676.9
Operating income (loss)	(1.7)	-	441.6	-	439.9

Other deductions (income):
Interest expense	-	64.9	78.0	-	142.9
Interest expense - affiliates, net	(35.0)	44.1	(1.0)	-	8.1
Interest income	-	-	(0.6)	-	(0.6)
Equity in earnings of subsidiaries	(256.1)	(365.1)	-	621.2	-
Miscellaneous other income	-	-	(0.4)	-	(0.4)
Total other deductions (income)	(291.1)	(256.1)	76.0	621.2	150.0

Income before income taxes	289.4	256.1	365.6	(621.2)	289.9
Income taxes	-	-	0.5	-	0.5

Net Income	$289.4	$256.1	$365.1	$(621.2)	$289.4

Condensed Consolidating Statements of Income for the Year Ended December 31, 2009
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$845.6	$(50.7)	$794.9
Parking and lending	-	-	41.0	(6.1)	34.9
Gas storage	-	-	57.9	(0.3)	57.6
Other	-	-	21.8	-	21.8
Total operating revenues	-	-	966.3	(57.1)	909.2

Operating cost and expenses:
Fuel and gas transportation	-	-	119.0	(57.1)	61.9
Operation and maintenance	-	-	142.2	-	142.2
Administrative and general	(0.2)	-	122.2	-	122.0
Other operating costs and expenses	0.2	-	288.4	-	288.6
Total operating costs and expenses	-	-	671.8	(57.1)	614.7
Operating income	-	-	294.5	-	294.5

Other deductions (income):
Interest expense	-	49.9	75.4	-	125.3
Interest expense - affiliates, net	-	55.9	11.8	(60.9)	6.8
Interest income	(42.2)	(12.0)	(6.9)	60.9	(0.2)
Equity in earnings of subsidiaries	(120.5)	(214.3)	-	334.8	-
Miscellaneous other income	-	-	(0.4)	-	(0.4)
Total other deductions (income)	(162.7)	(120.5)	79.9	334.8	131.5

Income before income taxes	162.7	120.5	214.6	(334.8)	163.0
Income taxes	-	-	0.3	-	0.3

Net Income	$162.7	$120.5	$214.3	$(334.8)	$162.7

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2011
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$31.3	$45.0	$529.9	$(152.8)	$453.4

Investing Activities:
Capital expenditures	-	-	(141.7)	-	(141.7)
Proceeds from sale of operating assets	-	-	31.5	-	31.5
Proceeds from insurance reimbursements and other	-	-	9.6	-	9.6
Advances to affiliates, net	227.1	107.8	(288.6)	(46.3)	-
Investment in consolidated subsidiary	(11.6)	-	-	11.6	-
Investment in unconsolidated affiliate	-	(71.2)	-	-	(71.2)
Net Cash Provided by (Used in) Investing Activities	215.5	36.6	(389.2)	(34.7)	(171.8)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	-	437.6	-	437.6
Repayment of borrowings from long-term debt	-	-	(250.0)	-	(250.0)
Payments of premiums on extinguishment of long-term debt	-	-	(21.0)	-	(21.0)
Proceeds from borrowings on revolving credit agreement	-	305.0	280.0	-	585.0
Repayment on borrowings on revolving credit agreement	-	(490.0)	(340.0)	-	(830.0)
Contribution from parent	-	-	11.6	(11.6)	-
Distributions paid	(419.9)	-	(152.8)	152.8	(419.9)
Advances from affiliates, net	-	61.5	(107.8)	46.3	-
Proceeds from sale of common units	170.0	-	-	-	170.0
Capital contribution from general partner	3.6	-	-	-	3.6
Net Cash (Used in) Provided by Financing Activities	(246.3)	(123.5)	(142.4)	187.5	(324.7)

Increase (Decrease) in Cash and Cash Equivalents	0.5	(41.9)	(1.7)	-	(43.1)
Cash and Cash Equivalents at Beginning of Period	-	52.6	2.4	-	55.0
Cash and Cash Equivalents at End of Period	$0.5	$10.7	$0.7	$-	$11.9

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2010
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$232.7	$(107.6)	$535.8	$(196.2)	$464.7

Investing Activities:
Capital expenditures	-	-	(227.3)	-	(227.3)
Proceeds from sale of operating assets	-	-	30.9	-	30.9
Advances to affiliates, net	176.4	141.8	(196.0)	(122.2)	-
Net Cash Provided by (Used in) Investing Activities	176.4	141.8	(392.4)	(122.2)	(196.4)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	-	175.0	-	-	175.0
Repayment on borrowings on revolving credit agreement	-	(25.0)	-	-	(25.0)
Payments on note payable	(0.3)	-	-	-	(0.3)
Payments associated with registration rights agreement	(10.7)	-	-	-	(10.7)
Distributions paid	(398.1)	(196.8)	-	196.8	(398.1)
Advances from affiliates, net	-	19.6	(141.8)	122.2	-
Capital contribution from general partner	-	-	0.6	(0.6)	-
Net Cash (Used in) Provided by Financing Activities	(409.1)	(27.2)	(141.2)	318.4	(259.1)

Increase in Cash and Cash Equivalents	-	7.0	2.2	-	9.2
Cash and Cash Equivalents at Beginning of Period	-	45.6	0.2	-	45.8
Cash and Cash Equivalents at End of Period	$-	$52.6	$2.4	$-	$55.0

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2009
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$165.0	$(85.0)	$443.0	$(122.5)	$400.5

Investing Activities:
Capital expenditures	-	-	(846.8)	-	(846.8)
Advances to affiliates, net	(376.2)	(250.6)	311.3	315.5	-
Distribution from consolidated subsidiary	240.0	-	-	(240.0)	-
Investment in consolidated subsidiary	-	(85.6)	-	85.6	-
Note receivable – affiliate	-	153.2	-	(153.2)	-
Sales of short-term investments	-	175.0	-	-	175.0
Net Cash (Used in) Provided by Investing Activities	(136.2)	(8.0)	(535.5)	7.9	(671.8)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	346.7	-	-	346.7
Proceeds from borrowings on revolving credit agreement	-	250.0	161.5	-	411.5
Repayment of borrowings on revolving credit agreement	-	(400.0)	(250.0)	-	(650.0)
Payments on notes payable	(1.3)	-	-	-	(1.3)
Proceeds from long-term debt – affiliate	-	200.0	-	-	200.0
Repayment of long-term debt – affiliate	-	(100.0)	(153.2)	153.2	(100.0)
Contribution from parent	-	-	85.6	(85.6)	-
Distributions paid	(360.6)	(360.6)	-	360.6	(360.6)
Advances from affiliates, net	-	64.9	248.7	(313.6)	-
Proceeds from sale of common units	326.3	-	-	-	326.3
Capital contribution from general partner	6.8	-	-	-	6.8
Net Cash (Used in) Provided by Financing Activities	(28.8)	1.0	92.6	114.6	179.4

(Decrease) Increase in Cash and Cash Equivalents	-	(92.0)	0.1	-	(91.9)
Cash and Cash Equivalents at Beginning of Period	-	137.6	0.1	-	137.7
Cash and Cash Equivalents at End of Period	$-	$45.6	$0.2	$-	$45.8

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in Item 8 of this Report, has issued a report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

We have audited the internal control over financial reporting of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, Boardwalk Pipeline Partners, LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Partnership and our report dated February 21, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Houston, Texas
February 21, 2012

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Directors and Executive Officers

The following table shows information for the directors and executive officers of BGL:
Name	Age	Position
Stanley C. Horton	62	Chief Executive Officer, President and Director
Jamie L. Buskill	47	Chief Financial Officer, Senior Vice President and Treasurer
Brian A. Cody	54	Senior Vice President, Asset Management
Michael E. McMahon	56	Senior Vice President, General Counsel and Secretary
Kenneth I. Siegel	54	Director, Chairman of the Board
Arthur L. Rebell	71	Director
William R. Cordes	63	Director
Thomas E. Hyland	66	Director
Mark L. Shapiro	67	Director
Andrew H. Tisch	62	Director

All directors have served since our initial public offering in 2005 except for Messrs. Horton, Siegel and Cordes who were elected to the Board in 2011, 2009 and 2006, respectively. All directors serve until replaced or upon their voluntary resignation.

Stanley C. Horton—Mr. Horton has been the President and Chief Executive Officer (CEO) of BGL since May 2011. Prior thereto he was an independent energy consultant providing consulting services to clients in both Europe and the United States. From 2005 to 2008, Mr. Horton served as President and Chief Operating Officer of Cheniere Energy, Inc. From 2003 to 2005, he served as President and Chief Operating Officer of subsidiaries of Southern Union, including Panhandle Energy and CrossCountry Energy Services LLC. From 2001 to 2003, Mr. Horton served as Chairman and Chief Executive Officer of Enron Global Services and, from 1997 to 2001, he served as Chief Executive Officer of Enron Transportation Services Company. In December 2001, Enron Corporation and various of its affiliates, including Enron Transportation Services Company, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Mr. Horton was chairman and chief executive officer of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P., prior to the bankruptcy reorganization filing of EOTT Energy Partners, L.P. in October 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. He has chaired the Gas Industry Standards Board, the Interstate Natural Gas Association of America and the Natural Gas Council. Mr. Horton also served on the Board of Directors for SemGroup Corporation from November 2009 until his resignation effective May 2, 2011. Mr. Horton was selected to serve as a director due to his extensive experience in the natural gas industry and his position with the Registrant. He brings substantial operational experience gained from his executive-level leadership history and the perspective of a former chief executive officer.

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

Brian A. Cody—Mr. Cody has been the Senior Vice President, Asset Management of BGL since August 2011. Prior thereto, Mr. Cody had been the Chief Operating Officer of BGL since 2009 and Chief Commercial Officer of BGL from 2007 to 2009. He has also served in various management roles for Gulf South including: Vice President of Business Development from 2006 to 2007, Chief Financial Officer from 2005 to 2006, Vice President of Long-Term Marketing from 2003 to 2005 and Controller from 2000 to 2003. He has been employed by Gulf South or its predecessors since 1987 and is a Certified Public Accountant.

Michael E. McMahon—Mr. McMahon has been the Senior Vice President, General Counsel and Secretary of BGL since February 2007. Prior thereto he served as Senior Vice President and General Counsel of Gulf South since 2001. Mr. McMahon has been employed by Gulf South or its predecessors since 1989. Mr. McMahon also serves on the legal committee of the Interstate Natural Gas Association of America.

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

Arthur L. Rebell—Mr. Rebell was a Senior Vice President of Loews from 1998 until his retirement in June 2010. Mr. Rebell was selected to serve as a director on our Board due to his judgment in assessing business strategies taking into account any accompanying risks, his knowledge of finance, mergers and acquisitions and the energy industry and his familiarity with the Partnership due to his role as a member of the Loews team responsible for the acquisitions of Gulf South and Texas Gas and the formation of the Partnership.

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

Our Board is engaged in the oversight of risk through regular updates from Mr. Horton, in his role as our CEO, and other members of our management team, regarding those risks confronting us, the actions and strategies necessary to mitigate those risks and the status and effectiveness of those actions and strategies. The updates are provided at quarterly Board and Audit Committee meetings as well as through more frequent meetings that include the Board Chairman, other members of our Board, the CEO and members of our management team. The Board provides insight into the issues, based on the experience of its members, and provides constructive challenges to management’s assumptions and assertions.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2011, in a timely manner.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

The objective of our executive compensation program is to attract and retain highly qualified executive officers and motivate them to provide a high level of performance for our Partnership and our unitholders both in the short and long term, including maintaining current levels of unitholder distributions and taking prudent steps to grow unitholder distributions. To meet this objective, we have established a compensation policy for our executive officers which offers elements of base salary, cash incentives, equity-based incentives and retirement and other benefits. Our strategy is to combine these elements at levels that provide our Named Executive Officers (as defined below) compensation that is competitive with that offered at similar companies in the energy industry, with particular emphasis on rewarding for performance by offering short and long-term incentive-based compensation. We consider a number of factors in making our determinations of executive compensation, including compensation paid in prior years, whether financial, operating and growth project progress objectives were achieved and the individual contributions of each executive to our overall business success for the year. As described below, we have periodically used and may use in the future executive compensation surveys as general guidelines for setting certain components of compensation.

In the development of our executive compensation programs, particularly with regard to our equity-based compensation plans, we have considered the compensation programs of various companies engaged in similar businesses with similar corporate structures to obtain a general understanding of compensation practices and industry trends. We have also considered the historical compensation policies and practices of our operating subsidiaries and, as discussed below under Risk Assessment, whether our compensation policies and practices could possibly introduce material risks to our business. In addition, in light of our structure as a publicly traded partnership, we have considered the applicable tax and accounting impacts of executive compensation, including the tax implications of providing equity-based compensation to our employees, all of whom are employed by our operating subsidiaries.

In 2011, approximately 76% of the total direct compensation awarded to our Named Executive Officers was based on incentive-based compensation elements, the majority of which was comprised of annual cash incentive awards. The 2011 annual cash incentive amounts were determined based on the performance of our Partnership and the individual performance of each of the Named Executive Officers. With respect to Partnership performance, our 2011 results, which significantly impacted the Board’s compensation decisions, included the following:

•	We operated pipeline systems safely, although we had a fire at our Carthage compressor station early in the year;
•
We successfully closed a transaction to own and operate a pipeline in the Marcellus Shale area and formed a joint venture with BPHC which acquired Petal Gas Storage, L.L.C., Hattiesburg Gas Storage Company and related entities;

•	We implemented several cost reduction programs, including monetizing and reducing carrying costs for a significant portion of our materials and supplies;
•	We increased revenues from power generators and improved our competitive position in capturing additional power generation load; and
•
We increased our cash distribution each quarter, albeit at a slower pace than we expected. Our distributable cash of $390.9 million for the 2011 period was lower than expected, primarily driven by the effects of difficult market conditions impacting parking and lending and storage revenues and throughput volumes, as well as higher than expected expenditures for maintenance projects.

Based on these results and the leadership, performance and efforts of each of the Named Executive Officers toward the achievement of these results, the Board of Directors (Board) awarded to the Named Executive Officers individual annual cash incentive compensation amounts that, on a combined basis, were slightly less than the target amounts set earlier in 2011.

In May 2011, Mr. Stanley C. Horton was hired and appointed as President, Chief Executive Officer and a director of BGL, replacing Mr. Rolf A. Gafvert as President and Chief Executive Officer. As discussed elsewhere in this Report, our Board does not have a Compensation Committee. Therefore, the compensation for Mr. Horton, Mr. Jamie L. Buskill, our Chief Financial Officer (CFO) (principal financial officer) and our two other executive officers, Mr. Brian A. Cody and Mr. Michael E. McMahon (collectively, our Named Executive Officers), is reviewed with and is subject to the approval of our entire Board, with Mr. Horton not participating in those Board discussions with respect to his own compensation.

Compensation Philosophy

Our compensation philosophy is to reward our Named Executive Officers for achieving Partnership and individual performance objectives, align the interests of the Named Executive Officers with unitholders interests and provide competitive pay to attract and retain top talent.

Compensation Program Objectives

The objectives of our compensation program are to:

•	Create a strong link between pay and performance (both Partnership and individual performance);
•	Motivate the Named Executive Officers to achieve both short and long-term Partnership goals;
•	Align interests of Named Executive Officers with the interests of unitholders;
•	Encourage prudent business behavior and minimize inappropriate risk taking; and
•	Attract, motivate and retain highly qualified Named Executive Officers with market-competitive compensation.
Compensation Program Elements

The following are the principal components of compensation for each of our Named Executive Officers:

Compensation Element	Objectives	Design Elements
Base Salary	• Attract and retain executives by providing guaranteed compensation comparable with similar positions in the industry.

• Salary levels are reviewed annually and may be adjusted based both on individual performance and market competitiveness of total direct compensation (which is the sum of base salary, short-term incentive awards and long-term incentive awards).

Short-Term Incentive Award

• Drive annual business performance by rewarding achievement of Partnership objectives.

• Drive individual performance by including an individual performance component.

• Align with unitholder interests by setting Partnership objectives that will yield strong financial and operational results.

• Attract talent by providing competitive target cash incentives.

• Reinforce corporate values of safety and compliance as Partnership objectives.

• Awards are comprised of annual cash incentive awards (STI Awards) under our Short-Term Incentive Plan (STIP).

• Payout of award can range from 0% to 200% of target based both on Partnership and individual performance, with equal weighting on both.

• Target levels are reviewed annually and may be adjusted based on market competitiveness of total direct compensation.

Long-Term Incentive Award

• Drive long-term business performance by aligning reward with unit price, appreciation in unit price and distributions.

• Drive individual performance by setting grant levels based on individual performance.

• Attract and retain talent and motivate top performance and provide opportunity to share in long-term success of the Partnership.

• Minimize inappropriate risk-taking by providing right mix of award types.

• Awards are made up of phantom common units (Phantom Common Units) under our Long-Term Incentive Plan (LTIP) and unit appreciation rights (UARs) under our Unit Appreciation Rights and Cash Bonus Plan (UAR and Cash Bonus Plan).

• Vesting at the end of three years achieves retention objectives.

• Phantom common units encourage retention and facilitate alignment with unitholders interests.

• Unit appreciation rights encourage participants to increase the unit price and increase distributions, and provide the greater leverage or upside opportunity.

• Mix of award types is reviewed annually; currently a smaller percentage of the awards are provided as UARs.

• Award levels are reviewed annually and are based on individual performance and market competitiveness of total direct compensation.

Benefits	• Attract and retain executives by providing market competitive benefits.	• Reviewed annually to ensure competitiveness.

Market Analysis

When determining the appropriate amounts of individual compensation components, the Board considers a number of factors, including the individual officer’s skills, experience and responsibilities, the amounts of current and prior compensation as well as the appropriate amounts necessary to further our retention efforts.  We do not determine compensation by benchmarking, or targeting our compensation to fall within a specific percentile of compensation as reported in compensation surveys.

However, as described above, a key objective of our Compensation program is to maintain market competitiveness in order to attract and retain executives with the ability and experience necessary to provide leadership and to deliver strong performance to our unitholders. Therefore, from time to time, we may review market compensation data to assess the reasonableness of our compensation practices.

With respect to our 2011 compensation decisions, we used the 2011 Towers Watson U.S. Compensation Data Bank Energy Services Executive Database (“Towers Database”) and the 2011 US Mercer Total Compensation Survey for the Energy Sector (the “Mercer Survey”) to conduct a market-based review of total direct compensation, which we define as the sum of base salary, short-term incentives and long-term based incentives. The compensation survey data we reviewed was from approximately 90 companies that are engaged in various segments of the energy industry, with revenues ranging from $1 billion to $3 billion.

We determined a median market total direct compensation amount for each officer position, which was equal to (i) average median base salary (representing the average of the Towers Database and the Mercer Survey median base salary amounts), plus (ii) median short-term annual cash incentive awards, plus (iii) median long-term incentive awards. Our general objective was to assess each officer’s total direct compensation for reasonableness in relation to the median amount for similarly situated officers.  We did not set specific target percentiles for either total direct compensation or the individual compensation components.

When making compensation decisions, the Board considers all information available, including the factors listed above, with the final amounts of compensation to be ultimately determined at the discretion of the Board. This process allows us to achieve our primary objective of maintaining competitive compensation to ensure retention and rewarding the achievement of company objectives to align with unitholders interest.

The following discussion addresses each of the individual components of compensation for our Named Executive Officers.

Base Salary

 We provide our Named Executive Officers with an annual base salary to compensate them for services rendered during the year. Our goal is to set base salaries for our Named Executive Officers at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent.

The base salaries of our Named Executive Officers were not changed during 2011.  This determination was made as a result of reviewing the market-competitiveness of total direct compensation, and taking into account base salary changes that were made in 2010 which increased base salaries for our Named Executive Officers by amounts ranging from 8% to 31%. As discussed under Executive Summary and in Item 10 of this Report, Mr. Horton was hired and assumed the title of President and Chief Executive Officer in May 2011.  Mr. Horton’s base salary, as a component of his total direct compensation, was determined through negotiations with him during the hiring process. The base salary and other elements of Mr. Horton’s compensation are included in a one-year employment agreement with him which is discussed further under Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table.

Incentive Compensation

Our incentive compensation program is comprised of two components – annual cash incentive awards under our STIP and long-term, equity-based awards under our LTIP and UAR and Cash Bonus Plan. Our goal is to set incentive target awards at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent.  The incentive target awards can differ from actual awards as a result of Partnership and/or individual performance, but the actual payout of any award is determined at the sole discretion of the Board.

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

STI Awards.  An STI Award is an annual incentive cash award under our STIP, the payout of which is based on the Board’s subjective analysis of our performance and the performance of our Named Executive Officers during the year. At the beginning of the year, each Named Executive Officer is assigned a target amount, which is established as a percentage of the officer’s base salary.  The plan provides that payouts under the STIP can range from zero to 200% of the target amount, with 50% of the payout determined after taking into account our Partnership’s performance and 50% based on individual performance.  The target and maximum potential payouts under the STIP as well as the allocation between Partnership and individual performance were determined at the discretion of the Board.  In determining the target amount of the STI Awards, the Board considered (i) the value of each officer’s prior STI Awards, and (ii) the potential value of these awards on the total direct compensation for each officer. Similarly, in negotiating the target amount for Mr. Horton, the Board considered the potential value of the award on the total direct compensation being negotiated. The following are the target potential payout amounts that were established in 2011 for our Named Executive Officers:

Name	Base Salary		2011 STI Target %	Total 2011 Potential Cash Compensation Assuming Target STI Payout
Stanley C. Horton	$400,000	(a)	100%	$400,000	(a)
Jamie L. Buskill	$325,000		100%	$325,000
Brian A. Cody	$300,000		100%	$300,000
Rolf A. Gafvert	$425,000		100%	$425,000
Michael E. McMahon	$265,000		100%	$265,000

(a)	Represents a prorated portion for 2011 of annual base salary and STI target payout of $600,000.

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

Our partnership performance goals are based on objectives that we believe reflect a well-rounded view of our performance. However, these goals are not tied to any specific targets and our achievement of these goals is ultimately determined by the Board in its sole discretion. For 2011, the following general objectives, which we refer to as Partnership Performance Goals, were established by the CEO and approved by the Board:

•	Operate without a significant safety incident and provide reliable firm transportation and storage services;
•	Deliver strong financial performance as measured by key financial metrics including distributable cash, EBITDA and return on investment;
•	Successfully close on expansion and/or acquisition opportunities meeting an acceptable risk return profile;
•	Utilize Boardwalk’s assets to improve operating efficiencies;
•	Successfully capture power generation load as power providers convert legacy facilities; and
•	Pursue opportunities to increase system utilization by expanding system and service optionality in order to capture market share where assets are being underutilized.

As discussed under Executive Summary, in light of the achievements of our Partnership in 2011, the Board determined that we met a significant portion of our Partnership Performance Goals, which resulted in 89% of the partnership performance portion of each STI Award being paid.

The Board also subjectively considered the contributions of our Named Executive Officers, including the individual leadership, performance and efforts of each officer with respect to our achievement of these goals.  The following is a discussion of the material factors that were considered by the Board in determining what percentage of the annual incentive award would be paid based on individual performance:

Stanley C. Horton: In assessing Mr. Horton’s individual performance, the Board considered the leadership that he provided for the senior management team and employee group, as well as the implementation of the strategic direction he communicated to the employee group in terms of growth, financial performance, diversification, customer service, operational excellence and ethics and integrity. Under Mr. Horton’s leadership, the Partnership was able to begin to execute in terms of the strategic direction by closing a transaction to own and operate a pipeline in the Marcellus Shale area and forming a joint venture with BPHC which acquired Petal Gas Storage, L.L.C., Hattiesburg Gas Storage Company and related entities; implementing several cost reduction programs; increasing revenues from power generators and improving the Partnership’s competitive position in capturing additional power generation load; and continuing to increase partner distributions each quarter during 2011.

Jamie L. Buskill: In assessing Mr. Buskill’s performance, the Board considered his continued leadership of the finance and accounting organization, including developing and maintaining effective communication with the investment community, ensuring the proper capitalization of the Partnership to sustain a secure investment grade debt rating, providing fiduciary oversight by ensuring effective controls, procedures and risk management practices are in place and effective cash management to provide sufficient liquidity for executing the Partnership’s operating plans.

Brian A. Cody: In assessing Mr. Cody’s performance, the Board considered his leadership of the operations and engineering organizations, negotiation and positive resolution of certain third-party claim matters, streamlining of project estimation and design and timely delivery on projects and key initiatives for reliability, operational performance and compliance.

      Michael E. McMahon: In assessing Mr. McMahon’s performance, the Board considered his leadership of the legal and regulatory organizations, including execution of a regulatory strategy to promote changes to the interstate pipeline tariffs to meet current and future market conditions and for the successful transfer of certain assets to Boardwalk Field Services, as well as successful negotiation and positive resolution of certain third-party claim matters.

Rolf A. Gafvert: In assessing Mr. Gafvert’s performance, the Board considered his performance while he was CEO and President, and afterwards, his role as advisor to Mr. Horton and his help with Mr. Horton’s transition into the President and CEO positions.

In light of these considerations, the Board approved the following payout of STI Awards for each Named Executive Officer:

Name	STI Award $	2011 Incentive Payout as % of Base Salary
Stanley C. Horton	$600,000	150%
Jamie L. Buskill	$305,000	94%
Brian A. Cody	$220,000	73%
Michael E. McMahon	$275,000	104%
Rolf A. Gafvert	$250,000	59%

Each of the STI awards above was determined as follows: 50% of the award was based on a Partnership performance of 89% of target and 50% of the award was based on individual performance, as determined at the discretion of the Board.

Long-Term Incentive Awards – Phantom Common Units and UARs.  We grant equity-based compensation awards to our Named Executive Officers under our LTIP and our UAR and Cash Bonus Plan on an annual basis.  However, due to our structure as a limited partnership and certain tax matters associated with employee benefit plans, we currently limit the type of equity-based awards that we grant to Phantom Common Units under our LTIP and UARs under our UAR and Cash Bonus Plan, rather than actual common units. With a typical three-year vesting condition and the opportunity for long-term unit appreciation, these awards help us achieve our objectives of retention, growing unit value and cash distributions, linking our executive pay to Partnership performance and aligning the interests of our Named Executive Officers with those of unitholders.

Upon satisfaction of the time-based vesting criteria specified in the grant, a Phantom Common Unit converts into the right to receive the value of a common unit in cash or, at the option of the Board, a common unit, plus an amount in cash equal to the accumulated amount of cash distributions made during the vesting period with respect to a common unit. Upon satisfaction of the time-based vesting criteria specified in the grant, a UAR entitles the grantee to a payment in cash equal to the excess, if any, of the price of a common unit on the vesting date over the exercise price of the UAR (reduced by the accumulated amount of cash distributions made over the vesting period with respect to a common unit).

December 2011 Awards.  In December 2011, we implemented certain changes to the long-term component of our compensation program applicable to selected employees including our Named Executive Officers, including not making grants of long-term cash bonuses, granting UARs without an applicable dollar cap amount per UAR (UAR Cap) and changing the mix of the type of long-term equity incentive awards granted. As a result of those changes, the Board awarded approximately 75% of the value of our long-term incentive compensation in the form of Phantom Common Units and 25% as UARs.   We believe that eliminating the long-term bonus awards and the UAR Cap, as well as awarding this mix of Phantom Common Units and UARs achieves an appropriate balance among our objectives described above, and in particular, between our retention efforts and aligning the interests of our executives with those of our unitholders.

In determining the size of the December long-term incentive awards granted to our Named Executive Officers and in assessing the reasonableness of those awards, the Board considered the value of each officer’s prior long-term incentive awards, as well as the impact of the value of long-term incentive awards on total direct compensation in relation to the market data from the Towers Database.  However, in light of Mr. Gafvert’s resignation in 2011 of his position as President and Chief Executive Officer, no long-term incentive awards were granted to him.

Mr. Horton’s June 2011 Award.  As discussed below, the value and terms of the long-term incentive awards, including the long-term cash bonus award, granted to Mr. Horton upon the commencement of his employment in June 2011 were determined in connection with the negotiation of the terms of his employment agreement, which is further described under Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table.

Employee Benefits

Each Named Executive Officer participates in benefit programs available generally to salaried employees of the operating subsidiary which employs such officer, including health and welfare benefits and a qualified defined contribution 401(k) plan that includes a dollar-for-dollar match on elective deferrals of up to 6% of eligible compensation within Internal Revenue Code (IRC) requirements. Certain Named Executive Officers participate in a defined contribution money purchase plan available to employees of Gulf South and employees of Texas Gas hired on or after November 1, 2006, while one participates in a defined benefit cash balance pension plan available to employees of Texas Gas hired prior to November 1, 2006, and includes a non-qualified restoration plan for amounts earned in excess of IRC limits for qualified retirement plans. One Named Executive Officer is also eligible for retiree medical benefits after reaching age 55 as part of a plan offered to Texas Gas employees hired prior to January 1, 1996.

Equity Ownership Guidelines

As discussed above, our executives would suffer significant negative tax consequences by owning our units directly. As a result, we do not have a policy or any guidelines regarding equity ownership by our management. We therefore seek to align the interests of management with our unitholders by granting Phantom Common Units and UARs and, prior to 2010, grants of Phantom GP Units. Although no additional grants of Phantom GP Units will be made, we believe that previous years’ awards that are currently outstanding and unvested also help achieve this objective.

All Other Compensation

There were no material perquisites or personal benefits paid to our Named Executive Officers in 2011.

Employment Agreements

    Historically, we have not had employment agreements with our Named Executive Officers.  However, in connection with the hiring of Mr. Horton as our new President and Chief Executive Officer, we entered into a one-year employment agreement with him.  The Board’s principal objectives in entering into the new employment agreement with Mr. Horton were to secure access to his leadership and experience. Mr. Horton’s base salary, short-term incentive target award and his long-term incentive awards and the other provisions of the agreement were arrived at through negotiation with Mr. Horton and a review of market data regarding total direct compensation awarded to similarly situated officers at other companies. Any payments that could be made under the agreement in the event of termination of employment correspond to those that would be made under the applicable plans as described below under Potential Payments Upon Termination or Change of Control.  For a discussion of the additional material terms for Mr. Horton’s employment agreement, please see Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table — Employment Agreement.

Risk Assessment

We have reviewed our compensation policies and practices for all employees, including Named Executive Officers, and determined that our compensation programs are not reasonably likely to cause behaviors that would have a material adverse effect on the Partnership.  In arriving at this determination, the Board considers potential risks when reviewing and approving both executive level and broad-based compensation programs. We have designed our compensation programs, including our incentive compensation plans, to minimize potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment.  In particular, the design of our compensation programs provide a balanced mix of cash and equity-based, annual and longer-term incentives, which are discretionary and subject to the Board’s evaluation of Partnership performance metrics as well as individual contributions to our performance.  Further, awards of incentive compensation are not purely formula driven, and the Board retains full discretion with regard to increasing or decreasing total compensation or any element of total compensation.

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
Stanley C. Horton
Thomas E. Hyland
Arthur L. Rebell
Kenneth I. Siegel, Chairman
Mark L. Shapiro
Andrew H. Tisch

Compensation Committee Interlocks and Insider Participation

As discussed above, our Board does not maintain a Compensation Committee. Our entire Board performs the functions of such a committee. None of our directors, except Mr. Horton, have been or are officers or employees of us or our subsidiaries. Mr. Horton participates in deliberations of our Board with regard to executive compensation generally, but does not participate in deliberations or Board actions with respect to his own compensation. None of our Named Executive Officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2011, 2010 or 2009.

Executive Compensation

Summary of Executive Compensation

           The following table shows a summary of total compensation earned by our Named Executive Officers during 2011, 2010 and 2009:

Summary Compensation Table for 2011
Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Stock Awards (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total (10) ($)
Stanley C. Horton, CEO (beginning May 11)
	2011	403,848	600,000	523,502	974,992	-		145,884	(4)	2,648,226

Rolf A. Gafvert, CEO (through May 10)
	2011	425,000	250,000	-	-	-		32,465	(5)	707,465
	2010	325,000	500,000	247,706	-	-		35,202		1,107,908
	2009	337,500	450,000	-	-	-		33,842		821,342

Jamie L. Buskill, CFO
	2011	325,000	305,000	105,190	374,993	111,730	(6)	17,243	(7)	1,239,156
	2010	300,000	275,000	137,614	-	103,533		17,085		833,232
	2009	311,538	275,000	-	-	91,527		17,085		695,150

Brian A. Cody, Senior Vice President, Asset Management
	2011	300,000	220,000	63,114	225,007	-		27,199	(8)	835,320
	2010	255,000	275,000	137,614	-	-		27,216		694,830
	2009	262,500	300,000	-	-	-		28,118		590,618

Michael E. McMahon, Senior Vice President, General Counsel and Secretary
	2011	265,000	275,000	73,630	262,490	-		28,248	(9)	904,368
	2010	240,000	275,000	89,447	-	-		28,298		632,745
	2009	249,231	275,000	-	-	-		26,928		551,159

(1)	The payroll cycle contained one additional pay period in 2009 as compared to 2011 and 2010.

(2)	The amounts shown in this column represent cash STI Awards earned under our STIP for 2011 and 2010 and annual bonus payments earned for 2009.

(3)
The amounts reflected represent the aggregate grant date fair value for grants made during the fiscal year. The “Option Awards” column includes UARs granted under our UAR and Cash Bonus Plan. The “Stock Awards” column includes Phantom Common Units granted under our LTIP. Note 9 in Item 8 of this Report contains information regarding the assumptions we made in determining these values.

(4)
Includes a payment of $128,464, including a tax gross up, to make up for unvested rights Mr. Horton was required to forfeit in connection with his resignation as a member of the board of directors of SemGroup Corporation,  matching contributions under 401(k) plan ($14,700), imputed life insurance premiums, and preferred parking.

(5)	Includes matching contributions under 401(k) plan ($14,700), employer contributions to the Gulf South Money Purchase Plan, club memberships, imputed life insurance premiums, and preferred parking.

(6)	Includes the change in qualified retirement plan account balance ($49,397) and interest and pay credits for the supplemental retirement plan ($62,333).

(7)	Includes matching contributions under 401(k) plan ($14,700), imputed life insurance premiums and preferred parking.

(8)
Includes matching contributions under 401(k) plan ($14,700), employer contributions to the Gulf South Money Purchase Plan, spouse travel, imputed life insurance premiums, preferred parking and travel clubs.

(9)	Includes matching contributions under 401(k) plan ($14,700), employer contributions to the Gulf South Money Purchase Plan, imputed life insurance premiums, and preferred parking.

(10)
In addition to the compensation reportable herein, in 2011 a Long-Term Cash Bonus was granted to Mr. Horton having a stated amount of $258,000. In 2010, Long-Term Cash Bonuses were granted to Messrs. Gafvert, Buskill, Cody and McMahon having stated amounts of $270,000, $150,000, $150,000 and $97,500. The awards will vest and become payable, subject to the terms of the plan and grant agreements on December 16, 2013. See Compensation Discussion and Analysis and Potential Payments Upon Termination or Change of Control for more information regarding the terms of the Long-Term Cash Bonus awards.

The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of salary and bonus:

Named Executive Officer	Year	Percentage of Total Compensation Paid as Salary and Bonus
Stanley C. Horton	2011	38%

Rolf A. Gafvert	2011	95%
	2010	74%
	2009	96%
Jamie L. Buskill	2011	51%
	2010	69%
	2009	84%
Brian A. Cody	2011	62%
	2010	76%
	2009	95%
Michael E. McMahon	2011	60%
	2010	81%
	2009	95%

           In 2009, long-term, equity-based awards were not granted to our NEOs. As a result, the percentage of total compensation paid as salary and bonus was higher in 2009 than in 2010.

Grants of Plan-Based Awards

           The following table displays information regarding grants made during 2011 to our Named Executive Officers of plan-based awards under our UAR and Cash Bonus Plan and Phantom Common Unit awards under our LTIP:
Grants of Plan-Based Awards for 2011
Names	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1) (#)	All Other Options Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards (3) ($)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Stanley C. Horton	06/30/11	-	71,277	28.93	250,000
	12/14/11	35,714	40,235	27.30	1,248,494
Jamie L. Buskill	12/14/11	13,736	15,475	27.30	480,183
Brian A. Cody	12/14/11	8,242	9,285	27.30	288,121
Michael E. McMahon	12/14/11	9,615	10,832	27.30	336,120

(1)
Represents Phantom Common Units granted under our LTIP. The fair value of each unit was derived based on the closing price of $27.30 for our common units on the New York Stock Exchange (NYSE) on December 14, 2011. Each such grant includes a tandem grant of Distribution Equivalent Rights (DERs); vests 100% on the third anniversary of the grant date; and will be payable to the grantee in cash, or in common units at the Board’s option, upon vesting in an amount equal to the fair market value of the units (as defined in the plan) that vest on the vesting date. The vested amount then credited to the grantee’s DER account will be payable in cash.

(2)
Represents UARs granted under our UAR and Cash Bonus Plan. The exercise prices for the UARs granted on December 14, 2011 and June 30, 2011 are equal to the closing price of our common units on the NYSE on those days, or $27.30 and $28.93, respectively. The UARs granted on December 14 and June 30 will vest and become payable in cash upon the expiration of restricted periods of 3 years and 2.5 years, respectively, subject to the terms of the plan and grant agreements. The UARs granted to Mr. Horton on June 30 are limited to a UAR Cap of $12.67.

(3)	Each UAR includes a DER Adjustment, whereby the exercise price is reduced by the amount of any cash distributions made by us with respect to a common unit during the restricted period.
(4)	Note 9 in Item 8 of this Report contains information regarding the grant date fair value of the UARs and Phantom Common Units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

As discussed under Overview of Compensation Elements, in December, 2011 we implemented changes to the long-term component of our compensation program applicable to selected employees including our Named Executive Officers, to be comprised of Phantom Common Units under our LTIP and UARs under the UAR and Cash Bonus Plan. In 2010, the long-term component of our compensation program was comprised of grants of UARs and Long-Term Cash Bonuses under the UAR and Cash Bonus Plan. The long-term compensation awards made on June 30, 2011 to Mr. Horton pursuant to our employment agreement with him were comprised of UARs and a Long-Term Cash Bonus, on similar terms to those granted to the other executives in 2010, because the changes to the long-term component of our compensation program described above had not been made at that point.  The terms of Mr. Horton’s employment agreement are discussed further below. No changes were made to the terms of any outstanding awards of equity-based compensation made to our Named Executive Officers.

The following provides information regarding the equity-based compensation awards shown in the Summary Compensations table.

Phantom Common Units.  Each outstanding Phantom Common Unit includes a tandem grant of Distribution Equivalent Rights (DERs). Each Phantom Common Unit granted in 2011 vests on the third anniversary date of the grant date, and will be payable to the grantee in cash upon vesting, or in common units at the Board’s option, in an amount equal to the fair market value of the units (as defined in the plan) that vest on the vesting date. The vested amount then credited to the grantee’s DER account will be payable only in cash.

UARs.  After the expiration of a restricted period, each awarded UAR vests and is payable to the holder in cash equal to the amount by which the fair market value (as defined in the plan) of a common unit on such date exceeds the exercise price of the UAR. Each outstanding UAR includes a feature whereby the exercise price is reduced by the amount of any cash distributions made by us with respect to a common unit during the restricted period (DER Adjustment). The amount payable with respect to a UAR awarded prior to December, 2011 is limited to the applicable dollar cap amount per UAR (UAR Cap), although no such UAR Cap applies to awards made in December 2011.

Employment Agreement.  We entered into a one-year employment agreement with Mr. Horton dated May 2, 2011, the terms of which cover his compensation package, payments in the event of termination of employment due to death, disability, or other reasons during the term of the agreement and non-solicitation and non-competition assurances. The agreement provides that Mr. Horton will receive an annual base salary of $600,000 and will be eligible to participate in the STIP, with a target payout of $400,000 for the remainder of 2011 and $600,000 for the full year 2012. In June 2011, Mr. Horton was also granted a total of $860,000 of UARs and Long-Term Cash Bonuses under the UAR and Cash Bonus Plan. Mr. Horton’s employment agreement further provides that for the subsequent year his long-term incentive award would be an aggregate of $1,300,000. Potential payments made under the agreement in the event of termination of employment correspond to those that would be made under the applicable plans as described under Potential Payments Upon Termination or Change of Control. Under the agreement, we made a payment of $128,464, including a tax gross up to Mr. Horton to make up for unvested rights he was required to forfeit in connection with his resignation as a member of the board of directors of SemGroup Corporation. We do not have employment agreements with our other Named Executive Officers.

For more information about the components of compensation reported in the Summary Compensation Table and Grants of Plan-Based Awards, please read the Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

       The table displayed below shows the total number of outstanding equity awards in the form of UARs under our UAR and Cash Bonus Plan, Phantom Common Units awarded under our LTIP and Phantom GP Units awarded under our SLTIP and held by our Named Executive Officers at December 31, 2011:

Outstanding Equity Awards at December 31, 2011
	Option/UAR Awards				Stock Awards
	UARs				Phantom Common Units		Phantom GP Units
Name	Number of Securities Underlying Unexercised Unearned Options/UARs	Option/UAR Exercise Price ($)		Option/UAR Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (6) ($)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (7) ($)
Stanley C. Horton	40,235	27.30	(1)	(4)
	71,277	28.93	(2)	(5)	35,714	988,206	-	-
Rolf A. Gafvert	59,886	30.36	(3)	(5)	-	-	50	2,094,248
Jamie L. Buskill	15,475	27.30	(1)	(4)
	33,270	30.36	(3)	(5)	13,736	380,075	24	1,005,239
Brian A. Cody	9,285	27.30	(1)	(4)
	33,270	30.36	(3)	(5)	8,242	228,056	22	921,469
Michael E. McMahon	10,832	27.30	(1)	(4)
	21,625	30.36	(3)	(5)	9,615	266,047	21	879,584

(1)
The exercise price for each UAR granted in December 2011 is $27.30, the closing price of our common units on the NYSE on December 14, 2011. Each of these UARs includes a DER Adjustment, which was zero through December 31, 2011. Note 9 in Item 8 of this Report contains more information regarding our UAR and Cash Bonus Plan.

(2)
The exercise price for each UAR granted in June 2011 is $28.93, the closing price of our common units on the NYSE on June 30, 2011. A UAR cap of $12.67 was established for each of these UARs, and each of these UARs includes a DER Adjustment which was $1.0525 through December 31, 2011.

(3)
The exercise price for each UAR granted in 2010 is $30.36, the closing price of our common units on the NYSE on December 15, 2010. A UAR cap of $15.76 was established for each of these UARs, and each of these UARs includes a DER Adjustment which was $2.095 through December 31, 2011.

(4)	These UARs will vest and become payable in cash to each Named Executive Officer upon the expiration of a restricted period, or December 14, 2014.
(5)	These UARs will vest and become payable in cash to each Named Executive Officer upon the expiration of a restricted period, or December 16, 2013.
(6)
The market value reported is based on the NYSE closing market price on December 30, 2011 of $27.67. The Phantom Common Units will vest on December 14, 2014. No cash distributions were paid on behalf of our common units during the period these Phantom Common Units were outstanding, therefore no amounts were credited to the DERs associated with these awards through December 31, 2011. Note 9 in Item 8 of this Report contains more information regarding our LTIP.

(7)
The market value reported is based on the NYSE closing market price on December 30, 2011 of $27.67 and the formula contained in the plan. The vesting period of the Phantom GP Units granted to our Named Executive Officers is 4.0 years from the initial date of grant. Note 9 in Item 8 of this Report contains more information regarding our SLTIP.

Option Exercises and Stock Vested

             The following table presents information regarding the vesting during 2011 of Phantom Common Units and Phantom GP Units previously granted to our Named Executive Officers.

Option Exercises and Stock Vested for 2011
Stock Awards
Name	Number of LTIP Awards Vesting (#)	Value Received on Vesting (1) ($)	Number of SLTIP Awards Vesting (#)	Value Received on Vesting (2) ($)
Rolf A. Gafvert	4,357	144,848	25	1,089,779
Jamie L. Buskill	1,867	62,068	10	435,912
Brian A. Cody	1,867	62,068	15	653,867
Michael E. McMahon	1,245	41,390	12	523,094

(1)
The LTIP awards (Phantom Common Units) vested in December, 2011 and were paid out in a lump sum in January, 2012 in accordance with the plan provisions. At no time were units issued to or owned by the Named Executive Officers.

(2)
The SLTIP awards (Phantom GP Units) vested in February, 2011 and were paid out in a lump sum in April, 2011 in accordance with the plan provisions. At no time were units issued to or owned by the Named Executive Officers.

Pension Benefits

             The table displayed below shows the present value of accumulated benefits for our Named Executive Officers. Only employees of our Texas Gas subsidiary hired prior to November 1, 2006, are eligible to receive the pension benefits discussed below. Messrs. Horton, Gafvert, Cody and McMahon are, and during 2011 were employees of our Gulf South subsidiary and are not covered under any Texas Gas benefit plans. Pension benefits include both a qualified defined benefit cash balance plan and a non-qualified defined benefit supplemental cash balance plan (SRP).

Pension Benefits for 2011
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jamie L. Buskill	TGRP	25.3	343,759	-
	SRP	25.3	214,625	-

             The Texas Gas Retirement Plan (TGRP) is a qualified defined benefit cash balance plan that is eligible to all Texas Gas employees hired prior to November 1, 2006. Participants in the plan vest after three years of credited service. One year of vesting service is earned for each calendar year in which a participant completes 1,000 hours of service. Eligible compensation used in calculating the plan’s annual compensation credits include total salary and bonus paid. The credit rate on all eligible compensation is 4.5% prior to age 30, 6.0% age 30 through 39, 8.0% age 40 through 49 and 10.0% age 50 and older up to the Social Security Wage Base. Additional credit rates on annual pay above Social Security Wage Base is 1.0%, 2.0%, 3.0% and 5.0% for the same age categories. On April 1, 1998, the TGRP was converted to a cash balance plan. Credited service up to March 31, 1998, is eligible for a past service credit of 0.3%. Additionally, participants may qualify for an early retirement subsidy if their combined age and service at March 31, 1998, totaled at least 55 points. The amount of the subsidy is dependent on the number of points and the participant’s age of retirement. Mr. Buskill did not meet the eligibility requirements to qualify for the early retirement subsidy. Upon retirement, the retiree may choose to receive their benefit from a variety of payment options which include a single life annuity, joint and survivor annuity options and a lump-sum cash payment. Joint and survivor benefit elections serve to reduce the amount of the monthly benefit payment paid during the retiree’s life but the monthly payments continue for the life of the survivor after the death of the retiree. The TGRP has an early retirement provision that allows vested employees to retire early at age 55. Mr. Buskill is not yet eligible to receive an early retirement benefit pursuant to the TGRP.

             The credited years of service appearing in the table above are the same as actual years of service. No payment was made to the Named Executive Officer during 2011. The present value of accumulated benefits payable to the Named Executive Officer, including the number of years of service credited to the Named Executive Officer, is determined using assumptions consistent with the assumptions used for financial reporting. Interest will be credited to the cash balance at December 31, 2011, commencing in 2012, using a quarterly compounding up to the normal retirement date of age 65. Salary and bonus pay credits, up to the IRC allowable limits, increase the accumulated cash balance in the year earned. Credited interest rates used to determine the accumulated cash balance at the normal retirement date as of December 31, 2011, 2010 and 2009 were 3.77%, 4.19% and 4.27% and for future years, 3.18%, 3.77% and 4.19%. The future normal retirement date accumulated cash balance was then discounted using an interest rate at December 31, 2011, 2010 and 2009 of 4.25%, 5.00% and 5.70%. The increase in the present value of accumulated benefit for the TGRP between December 31, 2011 and 2010 of $49,397 for Mr. Buskill is reported as compensation in the Summary Compensation Table above.

             The Texas Gas SRP is a non-qualified defined benefit cash balance plan that provides supplemental retirement benefits on behalf of participating employees for earnings that exceed the IRC compensation limitations for qualified defined benefit plans, which for 2011 was $245,000. The SRP acts as a supplemental plan, therefore the eligibility and retirement provisions, the form and timing of distributions and the manner in which the present value of accumulated benefits are calculated, are identical to the same provisions as described above for the TGRP. The increase in the present value of accumulated benefit for the SRP between December 31, 2011 and 2010, of $62,333, for Mr. Buskill is reported as compensation in the Summary Compensation Table.

Potential Payments Upon Termination or Change of Control

             We do not have employment agreements with our Named Executive Officers, other than a one-year agreement with Mr. Horton, which is discussed further under Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table. Potential payments made under that agreement in the event of Mr. Horton’s termination of employment with us or a change of control correspond to those that would be made under the applicable plans as described below.

  Our Named Executive Officers are eligible to receive accelerated vesting of cash and equity-based awards under certain of our compensation plans. We have made grants of Phantom Common Units, UARs, Long-Term Cash Bonuses and Phantom GP Units to each of our executives subject to specific vesting schedules and payment limitations, as discussed above. The Phantom Common Units, UARs and Long-Term Cash Bonuses will vest on a prorated basis under certain circumstances and will be payable in accordance with the provisions of the LTIP, UAR and Cash Bonus Plan and grant agreements, as applicable, as described below. The Phantom GP Units awards will vest immediately and become payable to the executive in cash upon the occurrence of certain events, as described below. A termination of employment may also trigger a distribution of retirement plan accounts from the TGRP or the SRP.  Any retirement plan distributions would be no more than those amounts disclosed in the tables above; thus, the Potential Payments Upon Termination or Change of Control Table shown below does not include amounts attributable to the retirement plans disclosed above.

We believe that the acceleration and payment provisions contained in our various award agreements create important retention tools for us, because providing for accelerated vesting of equity-based awards upon a termination of employment for a death or disability provides employees with value in the event of a termination of employment that was beyond their control. Other companies in our industry and the general market where we compete for executive talent commonly have equity compensation plans that provide for accelerated vesting upon certain terminations of employment, and we have provided this benefit to our Named Executive Officers in order to remain competitive in attracting and retaining skilled professionals in our industry.

Long-Term Incentive Plan.  A prorated portion of unvested Phantom Common Units (and all DERs associated with such Phantom Common Units) will become vested upon our change of control in combination with a termination of employment by the Partnership for any reason other than for a material violation of the Partnership’s code of conduct policy or due to a diminution of the employee’s roles and responsibilities.  A change of control will be deemed to occur under our LTIP upon one or more of the following events: (a) any person or group, other than our general partner or its affiliates, becomes the owner of 50% or more of our equity interests; (b) any person, other than Loews Corporation or its affiliates, become our general partner; or (c) the sale or other disposition of all or substantially all of our assets or our general partner’s assets to any person that is not an affiliate of us or our general partner.  However, in the event that any award granted under our LTIP is also subject to IRC section 409A, a change of control shall have the definition of such term as found in the treasury regulations with respect to IRC section 409A.

The unvested Phantom Common Units (and all DERs associated with such Phantom Common Units) will also become vested on a prorated basis upon an executive’s death, disability or retirement (unless the retirement occurs in the first year of the vesting period, in which case the units will be forfeited). Our individual form award agreements define a disability as an event that would entitle that individual to benefits under either our or one of our affiliates’ long-term disability plans (Disability).  The award agreements define retirement as a termination on or after age 55, with at least 5 years of continuous service. In the cases of death or Disability, the value of any then vested awards would be determined and paid at the time of termination. In the case of retirement or change of control, the value of any then vested awards would be determined and paid on the original scheduled payment date. Other than described above, unvested Phantom Common Units would be forfeited upon termination of employment.

Unit Appreciation Rights and Cash Bonus Plan.  For UARs granted in December 2011, a prorated portion of unvested UARs will become vested upon our change of control in combination with a termination of employment by the Partnership for any reason other than for a material violation of the Partnership’s code of conduct policy or due to a diminution of the employee’s roles and responsibilities. For UARs and Long-Term Cash Bonuses granted prior to December 2011, a change of control would not automatically affect the vesting or payment of the awards. However, upon a change of control, the Board in its sole discretion may provide for the replacement of awards with other rights or property; provide that awards be assumed or replaced by the surviving entity; make changes to the number or types of outstanding awards; provide that awards be concurrently vested and paid; or terminate any outstanding awards. A change of control will be deemed to occur under our UAR and Cash Bonus Plan upon a change in the possession, direct or indirect, of the power to direct or cause the direction of our management and policies, whether through ownership of voting securities, by contract or otherwise. However, in the event that any award granted under our UAR and Cash Bonus Plan is also subject to IRC section 409A, a change of control shall have the definition of such term as found in the treasury regulations with respect to IRC section 409A.

For the UARs and Long-Term Cash Bonuses granted prior to December, 2011, a prorated portion of any outstanding and unvested UARs and Long-Term Cash Bonuses would become vested upon an executive’s death, Disability or retirement. For the UARs granted in December, 2011, a prorated portion of any outstanding and unvested UARs would become vested upon an executive’s death, Disability or retirement (unless the retirement occurs in the first year of the vesting period, in which case the units will be forfeited). The award agreements for UARs granted in December, 2011 define retirement as a termination one or more years after the date of grant, on or after reaching age 55 with at least 5 years of continuous service with us. The award agreements for UARs and Long-Term Cash Bonuses granted prior to December, 2011 define retirement as a termination on or after age 55 with at least 10 years of continuous service.

For UARs and Long-Term Cash Bonuses granted prior to December 2011, termination by us without cause at least two years after the date of grant of the award would cause unvested awards to become vested on a prorated basis based on the date of the termination. Cause will first be defined as such term is used in any applicable employment agreement between the executive and us, and in the absence of such an employment agreement, as: (a) a federal or state felony conviction; (b) dishonesty in the fulfillment of an executive’s employment or engagement; (c) the executive’s willful and deliberate failure to perform his employment duties in any material respect; or (d) any other event that our board of directors, in good faith, determines to constitute cause.

For outstanding UARs and Long-Term Cash Bonuses, in the cases of death or Disability, or in the case of awards granted prior to December 2011, involuntary termination of employment, the value of any then vested awards would be determined and paid at the time of termination. For the December, 2011 awards, in the case of retirement or change of control combined with a termination of employment as discussed above, the value of any then vested awards would be determined and paid on the original scheduled payment date. Other than as described above, unvested UARs or Long-Term Cash Bonuses would be forfeited upon termination of employment.

Strategic Long-Term Incentive Plan.  Our SLTIP requires a minimum distribution amount per common unit to be met prior to any payment with regard to a Phantom GP Unit, otherwise the Phantom GP Unit will be forfeited without payment. Since the minimum distribution amount for 2011 was achieved, the Phantom GP Units held by our Named Executive Officers would be eligible to receive accelerated vesting and payout upon certain events.

All unvested Phantom GP Units will become vested upon our general partner’s change of control.  The SLTIP defines a change of control as one or more of the following events: (a) any person or group, other than our general partner’s affiliates, becomes the owner of 50% or more of our general partner’s equity interests; (b) any person, other than Loews Inc. or its affiliates, becomes the general partner of our general partner; or (c) the sale or other disposition of all or substantially all of our general partner’s, or the general partner of our general partner’s, assets to any person that is not an affiliate of our general partner or its general partner. As with the LTIP and UAR and Cash Bonus Plan, if the Phantom GP Units are subject to IRC section 409A, the change of control definition will be the meaning of such term as found in the treasury regulations with respect to IRC section 409A.

Unvested Phantom GP Units will also vest upon a participant’s death, Disability, retirement, or a termination of employment other than for cause.  The award agreements define retirement as a termination on or after age 65 other than for cause (as defined below) or a termination of employment other than for cause, with the consent of our board of directors, on or after the age of 60.  Cause is defined as above for UARs and Long-Term Cash Bonuses.

Paid Time Off (PTO). Upon any termination of employment, the Named Executive Officers would receive the remaining accrued paid time off that they accumulated during the year, if any.

Potential Payments Upon Termination or Change of Control Table

The following table represents our estimate of the amount each of our Named Executive Officers would have received upon the applicable termination or change of control event, if such event had occurred on December 31, 2011. The closing price of our common units on the NYSE on December 31, 2011, $27.67, was used to calculate these amounts. The amounts that any Named Executive Officer could receive upon a termination of employment or a change of control cannot be determined with any certainty until an actual termination of employment or a change of control occurs.  For purposes of the below table, we have assumed all salary and bonuses were paid current as of December 31, 2011, and excludes the LTIP awards (Phantom Common Units) that vested in December 2011 and were paid in January 2012.  See Option Exercises and Stock Vested for further discussion.

Potential Payments Upon Termination or Change of Control at December 31, 2011
Name	Plan Name	Change of Control (1) ($)	Termination Other than for Cause ($)	Termination for Cause, or Voluntary Resignation ($)	Retirement (2) ($)	Death or Disability ($)
Stanley C. Horton	UAR and Cash Bonus Plan (3)	4,359	-	-	-	103,390
	LTIP (4)	15,342	-	-	-	15,342
	PTO (6)	9,231	9,231	9,231	9,231	9,231
	Total	28,932	9,231	9,231	9,231	127,963
Rolf A. Gafvert	UAR and Cash Bonus Plan (3)	-	-	-	167,992	167,992
	SLTIP (5)	2,094,248	2,094,248	-	-	2,094,248
	PTO (6)	46,587	46,587	46,587	46,587	46,587
	Total	2,140,835	2,140,835	46,587	214,579	2,308,827
Jamie L. Buskill (7)	UAR and Cash Bonus Plan (3)	1,677	-	-	-	95,006
	LTIP (4)	5,901	-	-	-	5,901
	SLTIP (5)	1,005,239	1,005,239	-	-	1,005,239
	PTO (6)	7,500	7,500	7,500	7,500	7,500
	Total	1,020,317	1,012,739	7,500	7,500	1,113,646
Brian A. Cody	UAR and Cash Bonus Plan (3)	1,006	-	-	-	94,335
	LTIP (4)	3,541	-	-	-	3,541
	SLTIP (5)	921,469	921,469	-	-	921,469
	PTO (6)	5,769	5,769	5,769	5,769	5,769
	Total	931,785	927,238	5,769	5,769	1,025,114
Michael E. McMahon	UAR and Cash Bonus Plan (3)	1,451	--	-	60,663	62,114
	LTIP (4)	4,130	-	-	-	4,130
	SLTIP (5)	879,584	879,584	-	-	879,584
	PTO (6)	9,173	9,173	9,173	9,173	9,173
	Total	894,338	888,757	9,173	69,836	955,001

(1)	The amounts listed under the Change of Control column will apply only in the event that the change of control definition for that particular plan has been triggered.

(2)
As of December 31, 2011, Messrs. Gafvert and McMahon were eligible for retirement as defined in the LTIP and UAR and Cash Bonus Plan award agreements (each as defined above). None of the Named Executive Officers were eligible for retirement as defined in the SLTIP. The determination of amounts to be paid and the timing of payments applicable to awards under the UAR and Cash Bonus Plan would not be affected by an event of retirement.

(3)
UAR and Cash Bonus Plan amounts were determined by multiplying the prorated number of unvested UARs each executive held on December 31, 2011, by the value obtained using the plan formula, and adding the prorated amount of Long-Term Cash Bonuses that would become vested and payable. The assumed proration factors at December 31, 2011, were 0.016 for awards issued in December, 2011, 0.20 for awards made in June, 2011 and 0.35 for awards issued in 2010. No cash distributions were paid on behalf of our common units during the period the UARs granted in December, 2011 were outstanding, therefore no DER Adjustment was applied to the exercise price for those awards. The DER Adjustment through December 31, 2011 applicable to each UAR granted in June, 2011 and in 2010 was $1.0525 and $2.095, respectively. For the UARs granted in December, 2011, June, 2011 and in 2010, the excess of the closing price of our common units on December 31, 2011 over the exercise price reduced by the applicable DER Adjustment, was $0.37, zero and zero, respectively. These resulting amounts were below the UAR Caps of zero, $12.67 and $15.76 applicable to the December, 2011, June, 2011 and 2010 grants, respectively. As of December 31, 2011, Messrs. Horton, Gafvert, Buskill, Cody and McMahon held 111,512, zero, 15,475, 9,285 and 10,832 UARs which were granted in 2011 and zero, 59,886, 33,270, 33,270 and 21,625 UARs which were granted in 2010. Messrs. Horton, Gafvert, Buskill, Cody and McMahon held Long-Term Cash Bonuses of $258,000, $270,000, $150,000, $150,000 and $97,500, respectively.

(4)
LTIP amounts were determined by multiplying the prorated number of unvested Phantom Common Units each executive held on December 31, 2011, by the value of our common units on that date, or $27.67. The assumed proration factor at December 31 was 0.016 for the outstanding awards. As of December 31, 2011, Messrs. Horton, Gafvert, Buskill, Cody and McMahon held Phantom Common Units of 35,714, zero, 13,736, 8,242 and 9,615, respectively.  No cash distributions were paid on behalf of our common units during the period these Phantom Common Units were outstanding, therefore no amounts were credited to the DERs associated with these awards through December 31, 2011.

(5)
SLTIP amounts were determined by multiplying the number of unvested Phantom GP Units each executive held on December 31, 2011, by the value of each GP unit on that date based upon full vesting of outstanding awards and valued using the plan formula value assuming cash distributions made by the Partnership to our general partner for the four consecutive quarters ending on December 31, 2011, of $32.1 million and an implied yield on our common units of 7.66% at December 31, 2011.  As of December 31, 2011, Messrs. Gafvert,  Buskill, Cody and McMahon  held 50, 24, 22 and 21 Phantom GP Units, respectively.

(6)
Includes earned but unused paid time off at December 31, 2011. In order to receive PTO payments upon retirement, the employee must have provided us with at least a six month notice prior to the termination of his employment.

(7)	Mr. Buskill would also be entitled to receive payment under the SRP six months after termination for any reason, which amounts are reported in the Pension Benefits table.

Director Compensation

Each director of BGL who is not an officer or employee of us, our subsidiaries, our general partner or an affiliate of our general partner (an Eligible Director) is paid an annual cash retainer of $35,000 ($40,000 for the chairman of the Audit Committee), payable in equal quarterly installments, $1,000 for each Board meeting attended which is not a regularly scheduled meeting, and an annual grant of 500 of our common units. Directors who are not Eligible Directors do not receive compensation from us for their services as directors. All directors are reimbursed for out-of-pocket expenses they incur in connection with attending Board and committee meetings and will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. The following table displays information related to compensation paid to our Eligible Directors for 2011:

Director Compensation for 2011
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Arthur L. Rebell	46,000	16,410	62,410
William R. Cordes	48,000	16,410	64,410
Thomas E. Hyland (2)	57,000	16,410	73,410
Mark L. Shapiro	48,000	16,410	64,410

(1)
On February 28, 2011, Messrs. Rebell, Cordes, Hyland and Shapiro were each granted 500 common units. The total grant date fair value of the award for each Eligible Director, based on the closing market price of $32.82, was $16,410.

(2)	Chairman of the Audit Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following table sets forth certain information, at February 21, 2012, as to the beneficial ownership of our common and class B units by beneficial holders of 5% or more of either such class of units, each member of our Board, each of the Named Executive Officers and all of our executive officers and directors as a group, based on data furnished by them. None of the parties listed in the table have the right to acquire units within 60 days:
Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned (1)	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned (1)	Percentage of Total Limited Partner Units Beneficially Owned
Stanley C. Horton	1,000	(2)	-	-	-	*
Jamie L. Buskill	-		-	-	-	-
Brian A. Cody	-		-	-	-	-
William R. Cordes	2,500		*	-	-	*
Thomas E. Hyland	8,400	(3)	*	-	-	*
Michael E. McMahon	-		-	-	-	-
Jonathan E. Nathanson	15,000	(4)	*	-	-	*
Arthur L. Rebell	39,875	(5)	*	-	-	*
Mark L. Shapiro	13,000		*	-	-	*
Kenneth I. Siegel	-		-	-	-	-
Andrew H. Tisch	81,050	(6)	*	-	-	*
All directors and executive officers as a group	160,825		*	-	-	*
BPHC (7)	102,719,466		56%	22,866,667	100%	60%
Loews Corporation (7)	102,719,466		56%	22,866,667	100%	60%
             *Represents less than 1% of the outstanding common units

(1)	As of February 21, 2012, we had 184,921,916 common units and 22,866,667 class B units issued and outstanding.

(2)	1,000 units are owned by Mr. Horton’s spouse.

(3)	400 of these units are owned by Mr. Hyland’s spouse.

(4)	15,000 units are owned by Mr. Nathanson’s spouse.

(5)	32,984 of these units are owned by ARebell, LLC, a limited liability company controlled by Mr. Rebell.

(6)	Represents one quarter of the number of units owned by a general partnership in which a one-quarter interest is held by a trust of which Mr. Tisch is managing trustee.

(7)
Loews Corporation is the parent company of BPHC and may, therefore, be deemed to beneficially own the units held by BPHC. The address of BPHC is 9 Greenway Plaza, Suite 2800, Houston, TX 77046. The address of Loews is 667 Madison Avenue, New York, New York 10065. Boardwalk GP, an indirect, wholly-owned subsidiary of BPHC, also holds the 2% general partner interest and all of our IDRs. Including the general partner interest but excluding the impact of the IDRs, Loews indirectly owns approximately 61% of our total ownership interests. Our Partnership Interests in Item 5 contains more information regarding our calculation of BPHC’s equity ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2005, prior to the initial public offering of our common units, our Board adopted the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan. The following table provides certain information as of December 31, 2011, with respect to this plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	-	N/A	-
Equity compensation plans not approved by security holders	-	N/A	3,515,708

Note 9 in Item 8 of this Report contains more information regarding our equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

It is our Board’s written policy that any transaction, regardless of the size or amount involved, involving us or any of our subsidiaries in which any related person had or will have a direct or indirect material interest shall be reviewed by, and shall be subject to approval or ratification by our Conflicts Committee. “Related person” means our general partner and its directors and executive officers, holders of more than 5% of our units, and in each case, their “immediate family members,” including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing their household. In order to effectuate this policy, our General Counsel reviews all such transactions and reports thereon to the Conflicts Committee for its consideration. Our General Counsel also determines whether any such transaction presents a potential conflict of interest under our partnership agreement and, if so, presents the transaction to our Conflicts Committee for its consideration. In the event of a continuing service provided by a related person, the transaction is initially approved by the Conflicts Committee but may not be subject to subsequent approval. However, the Board approves the Partnership’s annual operating budget which separately states the amounts expected to be charged by related parties or affiliates for the following year. No new service transactions were reviewed for approval by the Conflicts Committee during 2011 nor were there any service transactions where the policy was not followed.

Distributions are approved by the Board on a quarterly basis prior to declaration. Note 10 and Note 15 in Item 8 of this Report contain more information regarding our related party transactions.

See Item 10, Our Independent Directors for information regarding director independence.

Item 14.  Principal Accounting Fees and Services

Audit Fees and Services

The following table presents fees billed by Deloitte & Touche LLP and its affiliates for professional services rendered to us and our subsidiaries in 2011 and 2010 by category as described in the notes to the table (in millions):

	2011	2010

Audit fees (1)	$2.1	$2.0
Audit related fees (2)	0.5	0.2

Total	$2.6	$2.2

(1)	Includes the aggregate fees and expenses for annual financial statement audit and quarterly financial statement reviews.

(2)
Includes the aggregate fees and expenses for services that were reasonably related to the performance of the financial statement audits or reviews described above and not included under Audit fees above, mainly including due diligence, consents, comfort letters and audits of employee benefits plans.

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

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a) 2.  Financial Statement Schedules

       Valuation and Qualifying Accounts

The following table presents those accounts that have a reserve as of December 31, 2011, 2010 and 2009 and are not included in specific schedules herein. These amounts have been deducted from the respective assets on the Consolidated Balance Sheets (in millions):

		Additions:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2011	$0.6	$0.3	$-	$(0.7)	$0.2
2010	0.3	0.4	-	(0.1)	0.6
2009	0.3	0.3	-	(0.3)	0.3

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

3.7
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Boardwalk Pipeline Partners, LP, dated as of October 31, 2011 (Incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011).

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

Exhibit Number
Description
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

4.13
Second Supplemental Indenture dated June 16, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 20, 2011).

4.14
Subordination Agreement, dated as of May 1, 2009, among Boardwalk Pipelines Holding Corp., as Subordinated Creditor, Wachovia Bank, National Association, as Senior Creditor Representative, and Boardwalk Pipelines, LP, as Borrower (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2009).

4.15
Indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 21, 2009).

4.16
First Supplemental Indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer , Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 21, 2009).

Exhibit Number
Description

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

10.5
Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of August 31, 2010, among the Registrant, Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LP, and the agent and lender parties identified therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011).

10.6
Amendment No. 5 to Amended and Restated Revolving Credit Agreement, dated as of June 3, 2011, among the Registrant, Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LP, and the agent and lender parties identified therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2011).

*10.7
Amendment No. 6 to Amended and Restated Revolving Credit Agreement, dated as of January 19, 2012, among the Registrant, Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LP, and the agent and lender parties identified therein.

10.8
Services Agreement dated as of May 16, 2003, by and between Loews Corporation and Texas Gas Transmission, LLC. (Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-127578, filed on October 24, 2005). (1)

**10.9
Boardwalk Pipeline Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-127578, filed on October 31, 2005).

Exhibit Number
Description

**10.10
Form of Phantom Unit Award Agreement under the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s 2005 Annual Report on Form 10-K filed on March 16, 2006).

**10.11	Boardwalk Pipeline Partners, LP Strategic Long-Term Incentive Plan (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006).
**10.12
Form of GP Phantom Unit Award Agreement under the Boardwalk Pipeline Partners, LP Strategic Long-Term Incentive Plan (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006).

**10.13	Boardwalk Operating GP, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2010).
**10.14	Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2010).
**10.15
Form of Grant of UARs and Cash Bonus under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2010).

**10.16
Form of Grant of Phantom Units with DERs under the Boardwalk Pipeline Partners Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2011).

10.17
Subordinated Loan Agreement dated as of May 1, 2009 between Boardwalk Pipelines, LP, as Borrower, and Boardwalk Pipelines Holding Corp., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2009).

**10.18	Employment agreement between Boardwalk GP, LLC and Stanley C. Horton (incorporated by reference to Exhibit 10.5 to the Registrant’s Current report on Form 8-K, filed on May 2, 2011).
10.19
Limited Liability Company Agreement of Boardwalk HP Storage Company, LLC dated as of October 16, 2011 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011).

10.20
Letter agreement between Boardwalk Pipelines, LP and Boardwalk Pipelines Holding Corp. dated as of October 16, 2011 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011).

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

Exhibit Number
Description

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
  * Filed herewith
** Management contract or compensatory plan or arrangement

(1)  The Services Agreements between Gulf South Pipeline Company, LP and Loews Corporation and between Boardwalk Pipelines, LP (formerly known as Boardwalk Pipelines, LLC) and Loews Corporation are not filed because they are identical to exhibit 10.11 except for the identities of Gulf South Pipeline Company, LP and Boardwalk Pipelines, LLC and the date of the agreement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated: February 21, 2012	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: February 21, 2012	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated: February 21, 2012	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Dated: February 21, 2012	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dated: February 21, 2012	/s/ William R. Cordes
William R. Cordes Director
Dated: February 21, 2012	/s/ Thomas E. Hyland
Thomas E. Hyland Director
Dated: February 21, 2012	/s/ Arthur L. Rebell
Arthur L. Rebell Director
Dated: February 21, 2012	/s/ Mark L. Shapiro
Mark L. Shapiro Director
Dated: February 21, 2012	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director
Dated: February 21, 2012	/s/ Andrew H. Tisch
Andrew H. Tisch Director