Form 10-Q
period 2012-03-31
Boardwalk Pipeline Partners, LP
filed 2012-05-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                          (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of May 3, 2012, the registrant had 184,921,916 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

 FORM 10-Q

March 31, 2012

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets ...3
Condensed Consolidated Statements of Income ...5

Item 4.  Controls and Procedures ...37

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...38

Item 1A.  Risk Factors ... 38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......................................................................................................................................................................... 38

Item 5.  Other Information ... 38

Item 6.  Exhibits ... 41

Signatures ... 42

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$3.9	$21.9
Receivables:
Trade, net	96.3	98.6
Other	16.7	22.5
Gas transportation receivables	4.8	5.8
Costs recoverable from customers	7.6	9.8
Gas stored underground	0.5	1.7
Prepayments	12.4	13.9
Other current assets	2.3	1.8
Total current assets	144.5	176.0

Property, Plant and Equipment:
Natural gas transmission and other plant	7,571.7	7,536.0
Construction work in progress	89.4	110.6
Property, plant and equipment, gross	7,661.1	7,646.6
Less—accumulated depreciation and amortization	1,053.3	999.2
Property, plant and equipment, net	6,607.8	6,647.4

Other Assets:
Goodwill	215.3	215.3
Gas stored underground	108.4	107.9
Costs recoverable from customers	15.2	15.3
Other	99.1	104.5
Total other assets	438.0	443.0

Total Assets	$7,190.3	$7,266.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	March 31, 2012	December 31, 2011
Current Liabilities:
Payables:
Trade	$41.9	$44.7
Affiliates	1.2	3.2
Other	4.2	7.3
Gas Payables:
Transportation	4.1	5.0
Storage	-	0.1
Accrued taxes, other	26.9	44.2
Accrued interest	27.2	45.2
Accrued payroll and employee benefits	13.9	18.4
Construction retainage	3.4	3.5
Advances from affiliates	6.8	-
Deferred income	7.7	9.4
Other current liabilities	12.6	21.7
Total current liabilities	149.9	202.7

Long–term debt	3,339.2	3,298.7
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,439.2	3,398.7

Other Liabilities and Deferred Credits:
Pension liability	25.1	27.3
Asset retirement obligation	19.5	19.2
Provision for other asset retirement	55.6	54.5
Payable to affiliate	16.0	16.0
Other	54.7	61.0
Total other liabilities and deferred credits	170.9	178.0

Commitments and Contingencies

Partners’ Capital:
Common units – 184.9 million and 175.7 million units issued and outstanding as of March 31, 2012 and December 31, 2011	2,735.4	2,514.1
Class B units – 22.9 million units issued and outstanding as of March 31, 2012 and December 31, 2011	678.4	678.7
General partner	66.6	62.0
Predecessor equity	-	281.6
Accumulated other comprehensive loss	(50.1)	(49.4)
Total partners’ capital	3,430.3	3,487.0
Total Liabilities and Partners’ Capital	$7,190.3	$7,266.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating Revenues:
Gas transportation	$287.5	$290.5
Parking and lending	4.0	3.2
Gas storage	19.8	13.8
Other	1.6	3.5
Total operating revenues	312.9	311.0

Operating Costs and Expenses:
Fuel and gas transportation	18.7	23.8
Operation and maintenance	37.2	35.1
Administrative and general	34.2	37.1
Depreciation and amortization	63.7	56.4
Asset impairment	4.2	-
Net (gain) loss on disposal of operating assets	(3.2)	4.4
Taxes other than income taxes	24.5	23.7
Total operating costs and expenses	179.3	180.5

Operating income	133.6	130.5

Other Deductions (Income):
Interest expense	39.0	38.3
Interest expense – affiliates	2.0	2.0
Loss on early retirement of debt	-	7.4
Interest income	(0.1)	(0.1)
Miscellaneous other income, net	(0.1)	(0.3)
Total other deductions	40.8	47.3

Income before income taxes	92.8	83.2

Income taxes	0.2	0.2

Net Income	$92.6	$83.0

Net Income per Unit:
Basic and diluted net income per unit:
Common units	$0.43	$0.42
Class B units	$0.19	$0.20
Cash distribution declared and paid to common units	$0.53	$0.52
Cash distribution declared and paid to class B units	$0.30	$0.30
Weighted-average number of units outstanding:
Common units	182.7	169.7
Class B units	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income	$92.6	$83.0
Other comprehensive income (loss):
Gain on cash flow hedges	0.6	0.3
Reclassification adjustment transferred to Net Income from cash flow hedges	0.4	0.3
Pension and other postretirement benefit costs	(1.7)	(1.5)
Total Comprehensive Income	$91.9	$82.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)
	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2012	2011
Net income	$92.6	$83.0
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	63.7	56.4
Amortization of deferred costs	1.2	2.7
Asset impairment	4.2	-
Loss on debt extinguishment	-	7.4
Net (gain) loss on disposal of operating assets	(3.2)	4.4
Changes in operating assets and liabilities:
Trade and other receivables	7.8	(0.2)
Other receivables, affiliates	-	(0.5)
Gas receivables and storage assets	1.7	-
Costs recoverable from customers	2.2	(1.9)
Other assets	1.3	(6.8)
Trade and other payables	(2.4)	(1.3)
Other payables, affiliates	-	(0.2)
Gas payables	(1.5)	(9.2)
Accrued liabilities	(39.8)	(24.7)
Other liabilities	(18.0)	(6.2)
Net cash provided by operating activities	109.8	102.9
INVESTING ACTIVITIES:
Capital expenditures	(26.0)	(31.4)
Proceeds from sale of operating assets	1.7	2.3
Proceeds from insurance and other recoveries	0.4	-
Net cash used in investing activities	(23.9)	(29.1)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	-	322.0
Repayment of borrowings from long-term debt	-	(135.0)
Payments of premiums on extinguishment of long-term debt	-	(11.8)
Proceeds from borrowings on revolving credit agreement	370.0	186.0
Repayment of borrowings on revolving credit agreement	(330.0)	(356.0)
Advances from affiliate	4.7	-
Repayment of contribution received related to predecessor equity	(284.8)	-
Distributions paid	(114.0)	(102.3)
Proceeds from sale of common units	245.0	-
Capital contribution from general partner	5.2	-
Net cash used in financing activities	(103.9)	(97.1)
Decrease in cash and cash equivalents	(18.0)	(23.3)
Cash and cash equivalents at beginning of period	21.9	55.0
Cash and cash equivalents at end of period	$3.9	$31.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Boardwalk HP Storage Predecessor Equity	Accumulated Other Comp Loss	Total Partners’ Capital
Balance January 1, 2011	$2,534.4	$683.6	$62.9	$-	$(39.5)	$3,241.4
Add (deduct):
Net income	69.4	6.8	6.8	-	-	83.0
Distributions paid	(88.2)	(6.8)	(7.3)	-	-	(102.3)
Other comprehensive loss	-	-	-	-	(0.9)	(0.9)
Balance March 31, 2011	$2,515.6	$683.6	$62.4	$-	$(40.4)	$3,221.2

Balance January 1, 2012	$2,514.1	$678.7	$62.0	$281.6	$(49.4)	$3,487.0
Add (deduct):
Net income	77.0	6.8	8.6	0.2	-	92.6
Distributions paid	(98.1)	(6.8)	(9.1)	-	-	(114.0)
Sale of common units, net of related transactions costs	245.0	-	-	-	-	245.0
Capital contribution from general partner	-	-	5.2	-	-	5.2
Boardwalk HP Storage Predecessor Equity	-	-	-	(281.8)	-	(281.8)
Excess purchase price over net acquired assets	(2.6)	(0.3)	(0.1)	-	-	(3.0)
Other comprehensive loss	-	-	-	-	(0.7)	(0.7)
Balance March 31, 2012	$2,735.4	$678.4	$66.6	$-	$(50.1)	3,430.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its subsidiaries. The Partnership, though its indirect, wholly owned operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (Petal) and Hattiesburg Gas Storage Company (Hattiesburg) (together, the operating subsidiaries), consist of integrated natural gas pipeline and storage systems. The Partnership’s pipeline systems primarily originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

As of March 31, 2012, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). The common units, class B units and general partner interest owned by BPHC represent approximately 61% of the Partnership’s equity interests, excluding the IDRs, as of March 31, 2012. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

            The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012 and December 31, 2011, and the results of operations, comprehensive income, changes in cash flows and changes in partners’ capital for the three months ended March 31, 2012 and 2011. Reference is made to the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2:  Acquisition of HP Storage

In the fourth quarter 2011, Boardwalk HP Storage Company, LLC (HP Storage) was formed as a joint venture between the Partnership and BPHC, to acquire and own the assets of Petal, Hattiesburg and related entities. The Partnership owned 20% of HP Storage and BPHC owned 80%. In December 2011, HP Storage completed the acquisition for $545.5 million. Effective February 1, 2012, the Partnership acquired BPHC’s 80% equity ownership interest in HP Storage for $284.8 million in cash. The purchase price was funded through borrowings under the revolving credit facility and through the issuance and sale of common units.

The acquisition by the Partnership of BPHC’s 80% equity ownership interest in HP Storage was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of HP Storage were recognized at their carrying amounts at the date of transfer and the $3.0 million difference between the purchase price and the $281.8 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners’ capital. In addition, the transaction was presented in the Partnership’s financial statements as though it had occurred at the beginning of the reporting period and the Partnership’s Condensed Consolidated Balance Sheet as of December 31, 2011, was retrospectively adjusted to reflect the transaction for comparative purposes, as presented below:

	As of December 31, 2011
ASSETS	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Assets:
Cash and cash equivalents	$11.9	$10.0	$-	$21.9
Receivables:
Trade, net	98.0	0.6	-	98.6
Affiliate	0.3	-	(0.3)	-
Other	20.2	2.3	-	22.5
Gas transportation receivables	5.8	-	-	5.8
Costs recoverable from customers	9.8	-	-	9.8
Gas stored underground	1.7	-	-	1.7
Prepayments	13.3	0.6	-	13.9
Other current assets	1.8	-	-	1.8
Total current assets	162.8	13.5	(0.3)	176.0
Property, Plant and Equipment:
Natural gas transmission and other plant	7,049.7	486.3	-	7,536.0
Construction work in progress	110.4	0.2	-	110.6
Property, plant and equipment, gross	7,160.1	486.5	-	7,646.6
Less—accumulated depreciation and amortization	997.1	2.1	-	999.2
Property, plant and equipment, net	6,163.0	484.4	-	6,647.4
Other Assets:
Goodwill	163.5	51.8	-	215.3
Gas stored underground	107.5	0.4	-	107.9
Costs recoverable from customers	15.3	-	-	15.3
Investment in unconsolidated affiliate	70.1	-	(70.1)	-
Other	88.4	16.1	-	104.5
Total other assets	444.8	68.3	(70.1)	443.0
Total Assets	$6,770.6	$566.2	$(70.4)	$7,266.4

(1) Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

	As of December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Liabilities:
Payables:
Trade	$42.8	$1.9	$-	$44.7
Affiliates	3.2	0.3	(0.3)	3.2
Other	6.3	1.0	-	7.3
Gas Payables:
Transportation	5.0	-	-	5.0
Storage	0.1	-	-	0.1
Accrued taxes, other	40.6	3.6	-	44.2
Accrued interest	45.2	-	-	45.2
Accrued payroll and employee benefits	18.4	-	-	18.4
Construction retainage	3.5	-	-	3.5
Deferred income	9.4	-	-	9.4
Other current liabilities	17.5	4.2	-	21.7
Total current liabilities	192.0	11.0	(0.3)	202.7
Long–term debt	3,098.7	200.0	-	3,298.7
Long–term debt – affiliate	100.0	-	-	100.0
Total long-term debt	3,198.7	200.0	-	3,398.7
Other Liabilities and Deferred Credits:
Pension liability	27.3	-	-	27.3
Asset retirement obligation	16.7	2.5	-	19.2
Provision for other asset retirement	54.5	-	-	54.5
Payable to affiliate	16.0	-	-	16.0
Other	60.2	0.8	-	61.0
Total other liabilities and deferred credits	174.7	3.3	-	178.0
Commitments and Contingencies
Partners’ Capital:
Common units	2,513.8	-	0.3	2,514.1
Class B units	678.7	-	-	678.7
General partner	62.1	-	(0.1)	62.0
Predecessor equity	-	351.9	(70.3)	281.6
Accumulated other comprehensive loss	(49.4)	-	-	(49.4)
Total partners’ capital	3,205.2	351.9	(70.1)	3,487.0
Total Liabilities and Partners’ Capital	$6770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

Note 3:  Gas Stored Underground and Gas Receivables and Payables

Subsidiaries of the Partnership provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 106.0 trillion British thermal units (TBtu) of gas owned by third parties as of March 31, 2012. Assuming an average market price during March 2012 of $2.13 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $225.8 million. As of December 31, 2011, the Partnership held for storage or under PAL agreements approximately 118.0 TBtu of gas owned by third parties.

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of March 31, 2012, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 24.4 TBtu. Assuming an average market price during March 2012 of $2.13 per MMBtu, the market value of that gas was approximately $52.0 million. As of December 31, 2011, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 9.5 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4:  Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $0.5 million and $1.7 million of gas stored underground at March 31, 2012 and December 31, 2011, which the Partnership owns and carries on its balance sheet as current Gas stored underground. At March 31, 2012, approximately 2.0 billion cubic feet of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2012 and 2013. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

At March 31, 2012, the Partnership also had $100.0 million notional amount of interest rate swaps outstanding which were entered into to manage interest rate risk associated with changes in the benchmark interest rate (LIBOR) component of HP Storage’s Term Loan (described in Note 7 below) through December 1, 2016. The fixed rate component of the swaps is at an interest rate of 1.07%. The swaps are not designated as cash flow hedges and changes in the fair value of the swaps are recognized as interest expense in the period that those changes occur.The interest rate curves and counterparty credit risk assumptions used in the pricing model are considered Level 2 inputs for purposes of fair value disclosures.

The Partnership recognizes any transfers between levels within the fair value hierarchy at the beginning of a quarterly reporting period. The Partnership did not change its valuation techniques or inputs during the reporting period nor did it have any transfers between Level 1 and Level 2 of the fair value hierarchy during the first quarter 2012.

The fair values of derivatives existing as of March 31, 2012 and December 31, 2011, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$0.5	Other current assets	$-	Other current liabilities	$-	Other current liabilities	$-
Derivatives designated as mark-to-market instruments
Interest rate contracts	Other current assets	$-	Other current assets	$-	Other current liabilities	$0.7	Other current liabilities	$0.6
	Other non-current assets	$0.8	Other non-current assets	$0.9	Other non-current liabilities	$0.6	Other non-current liabilities	$0.6

The Partnership estimates that approximately $1.1 million of net losses reported in Accumulated other comprehensive income/(loss) (AOCI) as of March 31, 2012, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.6	Operating revenues	$-	N/A	$-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$0.6		$(0.4)		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.3	Operating revenues (2)	$0.1	N/A	$-
Interest rate contracts (1)	-	Interest expense	(0.4)	N/A	-
	$0.3		$(0.3)		$-

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	Recorded in Gas transportation revenues.

For the three months ended March 31, 2012, $0.5 million of interest expense was recognized in connection with the changes in fair value related to the interest rate swaps.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At March 31, 2012, the Partnership’s derivatives were with three counterparties, however, outstanding asset positions under derivative contracts have not resulted in a material concentration of credit risk.

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2012 and December 31, 2011, the Partnership had an accrued liability of approximately $8.5 million and $8.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of March 31, 2012 and December 31, 2011, approximately $2.2 million was recorded in Other current liabilities and approximately $6.3 million and $6.6 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act

The Partnership’s pipelines are subject to the Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, greenhouse gases and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT). The operating subsidiaries presently operate two facilities in areas affected by non-attainment requirements for the current ozone standard (eight-hour standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where the Partnership operates, the cost of additions to property, plant and equipment (PPE) is expected to increase. The Partnership has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

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

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2012, were approximately $96.2 million, all of which are expected to be settled in 2012.

There were no substantial changes to the Partnership’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to the Partnership’s 2011 Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarter 2012, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.53 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the first quarter 2011, the Partnership declared and paid quarterly distributions to unitholders of record of $0.52 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In April 2012, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5325 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended March 31, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$92.6
Less: Net income attributable to predecessor equity	(0.2)
Net income attributable to limited partner unitholders and general partner	92.4
Declared distribution	114.9	$98.5	$6.8	$9.6
Assumed allocation of undistributed net loss	(22.5)	(19.6)	(2.4)	(0.5)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$92.4	$78.9	$4.4	$9.1
Weighted-average units outstanding		182.7	22.9
Net income per unit		$0.43	$0.19

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

Note 7:  Financing

Notes and Debentures

As of March 31, 2012 and December 31, 2011, the Partnership had notes and debentures outstanding of $2.7 billion with a weighted-average interest rate of 5.69%, including $225.0 million of notes which mature in August 2012. The notes which mature in 2012 were included with the other notes and debentures in long-term debt on the Condensed Consolidated Balance Sheets, since the Partnership expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than one year.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2012, the Partnership and its subsidiaries were in compliance with its debt covenants.

In January 2011, the Partnership received net proceeds of approximately $322.0 million after deducting initial purchaser discounts and offering expenses of $3.0 million from the sale of $325.0 million of 4.50% senior unsecured notes of Texas Gas due February 1, 2021 (2021 Notes). The net proceeds of the offering were used to reduce borrowings under the Partnership’s revolving credit facility and to redeem $135.0 million of Texas Gas’ 5.50% notes due April 1, 2013 (2013 Notes). The 2013 Notes were redeemed in February 2011 at a premium of $11.8 million. The Partnership had unamortized discounts and deferred offering costs of $0.6 million related to the 2013 Notes. Due to the application of regulatory accounting, approximately $5.0 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and are being amortized over the life of the 2021 Notes. A $7.4 million loss on the early extinguishment of debt was recognized in the first quarter 2011.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2012 and December 31, 2011, were $498.5 million and $458.5 million, with a weighted-average borrowing rate of 0.49% and 0.52%.

In April 2012, the Partnership entered into a Second Amended and Restated Revolving Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion, a maturity date of April 27, 2017, and including Gulf Crossing, Gulf South, HP Storage, Texas Gas, Boardwalk Pipelines, LP (Boardwalk Pipelines) and Boardwalk Midstream, LLC as borrowers. Interest is determined, at the Partnership’s election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.0%, plus an applicable margin, or (b) the LIBOR Rate plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest tied to the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR Rate, in each case determined based on the individual borrower’s credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual borrower’s credit rating from time to time.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2012.

Term Loan

HP Storage has a $200.0 million variable rate term loan due December 1, 2016 (Term Loan), with outstanding borrowings as of March 31, 2012 and December 31, 2011, of $200.0 million. Interest on the Term Loan is payable monthly at a rate that is based on the one-month LIBOR rate plus an applicable margin, with a weighted-average borrowing rate as of the foregoing dates of 1.7% and 1.8%.

The interest rate applicable to borrowings depends on whether a borrowing is a Base Rate Loan or a Eurodollar Rate Loan, as selected by HP Storage. On any business day, HP Storage may elect to convert all or a portion of a Base Rate Loan to a Eurodollar Rate Loan. At the end of the applicable Interest Period, HP Storage may convert all or a portion of a Eurodollar Rate Loan to a Base Rate Loan. The interest rate for a Base Rate Loan would be a variable rate based on the highest of the prime rate, the federal funds rate plus 0.50% or one-month LIBOR plus 1.00%. The interest rate for a Eurodollar Rate Loan would be based on the LIBOR rate corresponding to a one, two, three or six-month Interest Period, as selected by HP Storage.  An Applicable Margin based on HP Storage’s then-current consolidated leverage ratio (debt to EBITDA) would be added to each Base Rate Loan or Eurodollar Rate Loan.

The Term Loan contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by HP Storage and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the Term Loan require HP Storage to maintain, among other things, a ratio of total debt to EBITDA (as defined in the Term Loan) measured for the previous twelve months, of not more than 5.5 to 1.0 through September 30, 2012, decreasing to 5.0 to 1.0 in subsequent periods. HP Storage was in compliance with all covenant requirements under the Term Loan as of March 31, 2012.

Long-Term Debt – Affiliate

As of March 31, 2012 and December 31, 2011, the Partnership had $100.0 million outstanding under a Subordinated Loan Agreement with BPHC (the Subordinated Loan), with no additional borrowing capacity available. The Subordinated Loan bears interest at 8.00% per year, payable semi-annually in June and December. In the event the Partnership or its subsidiaries issue additional equity securities or incur certain indebtedness, the Subordinated Loans must be prepaid with the net cash proceeds from those issuances; although BPHC may waive such prepayment provision. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of the Subordination Agreement. In April 2012, the Partnership amended the Subordinated Loan Agreement to extend the maturity date of the Subordinated Loan to April 2022; provided however, that BPHC may require that the Subordinated Loan be prepaid, in whole or in part, at any time prior to maturity upon not less than fifteen months notice. The Partnership can prepay the Subordinated Loan, in whole or in part, at any time upon five days notice.

Common Unit Offering

In the first quarter 2012, the Partnership completed a public offering of 9.2 million of its common units at a price of $27.55 per unit. The Partnership received net cash proceeds of approximately $250.2 million after deducting underwriting discounts and offering expenses of $8.5 million and including a $5.2 million contribution received from its general partner to maintain a 2% general partner interest. The net proceeds were used to repay borrowings under the Partnership’s revolving credit facility and purchase the remaining equity ownership interest of HP Storage. BPHC waived the mandatory prepayment provisions under the Subordinated Loan Agreement discussed above in connection with this offering.

Note 8:  Property, Plant and Equipment (PPE)

Carthage Compressor Station Incident

In the first quarter 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. As a result, in the first quarter 2011, the Partnership recognized expenses of $5.0 million for the amount of costs incurred which were subject to an insurance deductible. In the first quarter 2012, the Partnership received $0.4 million from insurance carriers as a partial payment in relation to the insurance claim. At March 31, 2012 and December 31, 2011, the Partnership had an outstanding receivable of $3.7 million and $4.3 million for insurance recoveries it expects to receive in 2012.

Asset Impairment

In the first quarter 2012, the Partnership recognized a $2.8 million impairment charge related to its Owensboro, Kentucky, office building. The fair value measurement of the Owensboro office building was based on Level 3 inputs under the fair value hierarchy.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$1.0	$1.0	$0.1	$0.1
Interest cost	1.4	1.6	0.6	0.6
Expected return on plan assets	(2.1)	(2.0)	(1.1)	(0.8)
Amortization of prior service credit	-	-	(1.9)	(1.9)
Amortization of unrecognized net loss	0.5	0.3	0.1	0.2
Regulatory asset decrease	-	-	-	1.4
Net periodic benefit cost	$0.8	$0.9	$(2.2)	$(0.4)

 In 2012, the Partnership contributed $5.0 million to its defined benefit pension plan and expects to fund an additional $5.0 million in 2012.

 Defined Contribution Plans

The Partnership’s employees not covered under the Pension Plan are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.1 million and $1.9 million for the three months ended March 31, 2012 and 2011.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $7.8 million and $6.6 million for the three months ended March 31, 2012 and 2011.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $70.4 million and $67.5 million during the three months ended March 31, 2012 and 2011.

Note 11:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of	As of
	March 31, 2012	December 31, 2011
Loss on cash flow hedges	$(9.4)	$(10.4)
Deferred components of net periodic benefit cost	(40.7)	(39.0)
Total Accumulated other comprehensive loss	$(50.1)	$(49.4)

Note 12:  Financial Instruments

The following methods and assumptions were used in estimating the Partnership’s fair value disclosures for financial instruments, which are consistent with those disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership’s publicly traded debt is based on quoted market prices at March 31, 2012 and December 31, 2011. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2012 and December 31, 2011. The carrying value of the Partnership’s variable rate debt instruments approximates the fair value because the instruments bear a floating market-based interest rate.

Long-Term Debt - Affiliate: The Partnership has borrowings outstanding under a Subordinated Loan Agreement with BPHC. The estimated fair value of the borrowings is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership’s financial instruments assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, were as follows (in millions):

As of March 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.9	$3.9	$-	$-	$3.9

Financial Liabilities
Long-term debt	$3,339.2	$-	$3,560.4	$-	$3,560.4
Long-term debt – affiliate	100.0	-	104.4	-	104.4

	As of December 31, 2011
Financial Assets	Carrying Amount	Fair Value
Cash and cash equivalents	$21.9	$21.9

Financial Liabilities
Long-term debt	$3,298.7	$3,537.8
Long-term debt – affiliate	100.0	105.8

Note 13:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2012	2011
Cash paid during the period for:
Interest (net of amount capitalized)(1)	$55.0	$59.1

(1)	The 2011 period includes $11.8 million of premiums paid for the 2013 Notes redemption.

Note 14: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2012 and December 31, 2011. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2012
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$-	$1.9	$2.0	$-	$3.9
Receivables	0.1	-	120.1	(7.2)	113.0
Gas stored underground	-	-	0.5	-	0.5
Prepayments	-	-	12.4	-	12.4
Other current assets	0.4	-	16.4	(2.1)	14.7
Total current assets	0.5	1.9	151.4	(9.3)	144.5
Investment in consolidated subsidiaries	1,084.1	5,445.9	1.3	(6,531.3)	-
Property, plant and equipment, gross	0.6	-	7,660.5	-	7,661.1
Less–accumulated depreciation and amortization	0.6	-	1,052.7	-	1,053.3
Property, plant and equipment, net	-	-	6,607.8	-	6,607.8
Other noncurrent assets	0.2	1.3	436.5	-	438.0
Advances to affiliates – noncurrent	2,368.6	4.1	752.9	(3,125.6)	-
Total other assets	2,368.8	5.4	1,189.4	(3,125.6)	438.0

Total Assets	$3,453.4	$5,453.2	$7,949.9	$(9,666.2)	$7,190.3

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$2.1	$0.1	$52.3	$(7.2)	$47.3
Advances from affiliates	4.8	2.0	-	-	6.8
Other current liabilities	0.2	12.4	85.3	(2.1)	95.8
Total current liabilities	7.1	14.5	137.6	(9.3)	149.9
Total long-term debt	-	1,295.3	2,143.9	-	3,439.2
Payable to affiliate	16.0	3,120.4	5.2	(3,125.6)	16.0
Other noncurrent liabilities	-	-	154.9	-	154.9
Total other liabilities and deferred credits	16.0	3,120.4	160.1	(3,125.6)	170.9
Total partners’ capital/member’s equity	3,430.3	1,023.0	5,508.3	(6,531.3)	3,430.3

Total Liabilities and Partners' Capital/Member’s Equity	$3,453.4	$5,453.2	$7,949.9	$(9,666.2)	$7,190.3

 Condensed Consolidating Balance Sheets as of December 31, 2011
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$10.7	$10.7	$-	$21.9
Receivables	-	-	129.6	(8.5)	121.1
Gas stored underground	-	-	1.7	-	1.7
Prepayments	-	-	13.9	-	13.9
Other current assets	0.3	-	18.9	(1.8)	17.4
Total current assets	0.8	10.7	174.8	(10.3)	176.0
Investment in consolidated subsidiaries	1,271.5	5,461.3	-	(6,732.8)	-
Property, plant and equipment, gross	0.6	-	7,646.0	-	7,646.6
Less–accumulated depreciation and amortization	0.6	-	998.6	-	999.2
Property, plant and equipment, net	-	-	6,647.4	-	6,647.4
Other noncurrent assets	0.3	1.4	441.3	-	443.0
Advances to affiliates – noncurrent	2,234.6	-	650.8	(2,885.4)	-
Total other assets	2,234.9	1.4	1,092.1	(2,885.4)	443.0

Total Assets	$3,507.2	$5,473.4	$7,914.3	$(9,628.5)	$7,266.4

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.4	$0.1	$60.1	$(8.4)	$55.2
Other current liabilities	0.3	15.5	133.5	(1.8)	147.5
Total current liabilities	3.7	15.6	193.6	(10.2)	202.7
Total long-term debt	-	1,280.1	2,118.6	-	3,398.7
Payable to affiliate	16.3	2,885.1	-	(2,885.4)	16.0
Other noncurrent liabilities	0.2	-	161.9	(0.1)	162.0
Total other liabilities and deferred credits	16.5	2,885.1	161.9	(2,885.5)	178.0
Total partners’ capital/member’s equity	3,487.0	1,292.6	5,440.2	(6,732.8)	3,487.0

Total Liabilities and Partners' Capital/Member’s Equity	$3,507.2	$5,473.4	$7,914.3	$(9,628.5)	$7,266.4

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$309.3	$(21.8)	$287.5
Parking and lending	-	-	4.0	-	4.0
Gas storage	-	-	19.8	-	19.8
Other	-	-	1.6	-	1.6
Total operating revenues	-	-	334.7	(21.8)	312.9

Operating cost and expenses:
Fuel and gas transportation	-	-	40.5	(21.8)	18.7
Operation and maintenance	-	-	37.2	-	37.2
Administrative and general	-	-	34.2	-	34.2
Other operating costs and expenses	-	-	89.2	-	89.2
Total operating costs and expenses	-	-	201.1	(21.8)	179.3
Operating income	-	-	133.6	-	133.6

Other deductions (income):
Interest expense	-	15.9	23.1	-	39.0
Interest expense, affiliate, net	(9.2)	13.6	(2.4)	-	2.0
Interest income	-	-	(0.1)	-	(0.1)
Equity in earnings of subsidiaries	(83.4)	(115.1)	-	198.5	-
Miscellaneous other income	-	-	(0.1)	-	(0.1)
Total other (income) deductions	(92.6)	(85.6)	20.5	198.5	40.8

Income before income taxes	92.6	85.6	113.1	(198.5)	92.8
Income Taxes	-	-	0.2	-	0.2

Net Income	$92.6	$85.6	$112.9	$(198.5)	$92.6

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Gas transportation	$-	$-	$315.3	$(24.8)	$290.5
Parking and lending	-	-	4.0	(0.8)	3.2
Gas storage	-	-	13.8	-	13.8
Other	-	-	3.5	-	3.5
Total operating revenues	-	-	336.6	(25.6)	311.0

Operating cost and expenses:
Fuel and gas transportation	-	-	49.4	(25.6)	23.8
Operation and maintenance	-	-	35.1	-	35.1
Administrative and general	(0.1)	-	37.2	-	37.1
Other operating costs and expenses	0.1	-	84.4	-	84.5
Total operating costs and Expenses	-	-	206.1	(25.6)	180.5
Operating income	-	-	130.5	-	130.5

Other deductions (income):
Interest expense	-	16.2	22.1	-	38.3
Interest expense, affiliate, net	(7.8)	11.0	(1.2)	-	2.0
Loss on early retirement of debt	-	-	7.4	-	7.4
Interest income	-	-	(0.1)	-	(0.1)
Equity in earnings of subsidiaries	(75.2)	(103.3)	-	178.5	-
Miscellaneous other income	-	-	(0.3)	-	(0.3)
Total other (income) deductions	(83.0)	(76.1)	27.9	178.5	47.3

Income before income taxes	83.0	76.1	102.6	(178.5)	83.2
Income taxes	-	-	0.2	-	0.2

Net Income	$83.0	$76.1	$102.4	$(178.5)	$83.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2012
(Millions)
	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP

Net Income	$92.6	$85.6	$112.9	$(198.5)	$92.6
Other comprehensive income (loss):
Gain on cash flow hedges	0.6	0.6	0.6	(1.2)	0.6
Reclassification adjustment transferred to Net Income from cash flow hedges	0.4	0.4	-	(0.4)	0.4
Pension and other postretirement benefit costs	(1.7)	(1.7)	(1.7)	3.4	(1.7)
Total Comprehensive Income	$91.9	$84.9	$111.8	$(196.7)	$91.9

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP

Net Income	$83.0	$76.1	$102.4	$(178.5)	$83.0
Other comprehensive income (loss):
Gain on cash flow hedges	0.3	0.3	0.3	(0.6)	0.3
Reclassification adjustment transferred to Net Income from cash flow hedges	0.3	0.3	-	(0.3)	0.3
Pension and other postretirement benefit costs	(1.5)	(1.5)	(1.5)	3.0	(1.5)
Total Comprehensive Income	$82.1	$75.2	$101.2	$(176.4)	$82.1

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$8.0	$29.8	$131.7	$(59.7)	$109.8

Investing Activities:
Capital expenditures	-	-	(26.0)	-	(26.0)
Proceeds from sale of operating assets	-	-	1.7	-	1.7
Proceeds from insurance and other recoveries	-	-	0.4	-	0.4
Advances to affiliates, net	(134.0)	(4.1)	(102.1)	240.2	-
Investment in consolidated subsidiary	(15.4)	-	-	15.4	-
Net Cash (Used in) Provided by Investing Activities	(149.4)	(4.1)	(126.0)	255.6	(23.9)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	-	180.0	190.0	-	370.0
Repayment of borrowings on revolving credit agreement	-	(165.0)	(165.0)	-	(330.0)
Contribution from parent	-	-	15.4	(15.4)	-
Advances from affiliates, net	4.7	235.3	4.9	(240.2)	4.7
Repayment of contribution received related to predecessor equity	-	(284.8)	-	-	(284.8)
Distributions paid	(114.0)	-	(59.7)	59.7	(114.0)
Proceeds from sale of common units	245.0	-	-	-	245.0
Capital contribution from general partner	5.2	-	-	-	5.2
Net Cash Provided by (Used in) Financing Activities	140.9	(34.5)	(14.4)	(195.9)	(103.9)

Decrease in Cash and Cash Equivalents	(0.5)	(8.8)	(8.7)	-	(18.0)
Cash and Cash Equivalents at Beginning of Period	0.5	10.7	10.7	-	21.9
Cash and Cash Equivalents at End of Period	$-	$1.9	$2.0	$-	$3.9

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$5.5	$25.6	$125.2	$(53.4)	$102.9

Investing Activities:
Capital expenditures	-	-	(31.4)	-	(31.4)
Proceeds from sale of operating assets	-	-	2.3	-	2.3
Advances to affiliates, net	97.2	32.8	(147.4)	17.4	-
Investment in consolidated subsidiary	(0.4)	-	-	0.4	-
Net Cash Provided by (Used in) Investing Activities	96.8	32.8	(176.5)	17.8	(29.1)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	-	322.0	-	322.0
Repayment of borrowings from long-term debt	-	-	(135.0)	-	(135.0)
Payments of premiums on extinguishment of long-term debt	-	-	(11.8)	-	(11.8)
Proceeds from borrowings on revolving credit agreement	-	36.0	150.0	-	186.0
Repayment of borrowings on revolving credit agreement	-	(166.0)	(190.0)	-	(356.0)
Contribution from parent	-	-	0.4	(0.4)	-
Advances from affiliates, net	-	50.1	(32.7)	(17.4)	-
Distributions paid	(102.3)	-	(53.4)	53.4	(102.3)
Net Cash (Used in) Provided by Financing Activities	(102.3)	(79.9)	49.5	35.6	(97.1)

Decrease in Cash and Cash Equivalents	-	(21.5)	(1.8)	-	(23.3)
Cash and Cash Equivalents at Beginning of Period	-	52.6	2.4	-	55.0
Cash and Cash Equivalents at End of Period	$-	$31.1	$0.6	$-	$31.7

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Our transportation services consist of firm transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, whereby the customer pays to transport gas only when capacity is available and used. We offer firm storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage, and PAL services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. We are not in the business of buying and selling natural gas other than for system management purposes, but changes in the level of natural gas prices may impact the volumes of gas transported on our pipeline systems and the value of gas provided by our customers and used for fuel. Our operating costs and expenses typically do not vary significantly based upon the amount of gas transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Condensed Consolidated Statements of Income.

Recent Developments

In the fourth quarter 2011, Boardwalk HP Storage Company, LLC (HP Storage) was formed as a joint venture between us and BPHC to acquire and own the assets of Petal, Hattiesburg and related entities. We owned 20% of HP Storage and BPHC owned 80%. In December 2011, HP Storage completed the acquisition for $545.5 million. Effective February 1, 2012, we acquired BPHC’s remaining 80% equity interest in HP Storage for $284.8 million in cash. We financed the purchase price through borrowings under our revolving credit facility and through the issuance and sale of common units. For the three months ended March 31, 2012, HP Storage contributed $12.1 million to our revenues and $1.5 million to our net income. The acquisition was accounted for as a transaction between entities under common control. As a result, we are required to recognize the transaction as if it occurred at the beginning of the reporting period. Our results of operations are presented as if the acquisition of HP Storage occurred on January 1, 2012. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Report for more information regarding this transaction.

We recently placed into service the first 2.2 miles of our Marcellus Gathering System. This project is expected to be completed in the next twelve to eighteen months at a cost of approximately $90.0 million.

Market Conditions and Contract Renewals

The majority of our revenues are derived from capacity reservation charges under firm agreements that are not impacted by the volume of natural gas transported or stored, and a smaller portion of our revenues are derived from charges based on actual volumes transported or stored under firm and interruptible services. For example, for the twelve months ended March 31, 2012, approximately 83% of our revenues were derived from capacity reservation charges and 17% of our revenues were derived from charges based on actual volumes transported or stored.

As of March 31, 2012, a substantial portion of our transportation capacity has been contracted for under firm agreements having a weighted-average remaining life of approximately 5.7 years. However, an important aspect of our business is our ability to market available short-term firm or interruptible transportation capacity and renew existing longer-term transportation contracts. We actively market our available capacity which includes reserved capacity not fully utilized. The revenues we will be able to earn from that available capacity and from renewals of expiring contracts will be influenced by basis spreads and other factors discussed below.

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

Our ability to market available storage capacity and PAL is impacted by many of the factors indicated above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads). These time period price spreads declined over the 2010 to 2011 period resulting in a significant reduction in our PAL and interruptible storage revenues in 2011. Market conditions have improved in 2012 due to increases in time period price spreads.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Our net income for the three months ended March 31, 2012, increased $9.6 million, or 12%, to $92.6 million compared to $83.0 million for the three months ended March 31, 2011. The increase in net income was primarily a result of items which negatively impacted the 2011 period, the acquisition of HP Storage and other items noted below.

Operating revenues for the three months ended March 31, 2012, increased $1.9 million, or 1%, to $312.9 million, compared to $311.0 million for the three months ended March 31, 2011. The primary driver for the increase in revenues was storage and transportation revenues earned from HP Storage of $12.1 million. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $11.5 million.

Operating costs and expenses for the three months ended March 31, 2012, decreased $1.2 million, or 1%, to $179.3 million, compared to $180.5 million for the three months ended March 31, 2011. The primary drivers of the decrease were lower natural gas prices causing a decrease in fuel consumed of $5.4 million, a $3.7 million gain on the sale of pipe inventory and lower general and administrative costs of $3.7 million from decreased outside services and lower employee benefit costs. The 2011 period was impacted by the recognition of $5.0 million of expenses related to a fire at our Carthage compressor station, which impacted Loss on Disposal of Operating Assets and Operation and Maintenance expenses. These decreases were partially offset by $9.2 million of expenses incurred by HP Storage and an increase in operation and maintenance expenses of $2.3 million from maintenance projects for pipeline integrity management and reliability spending. We recognized impairment charges in 2012 of $4.2 million primarily related to our Owensboro, Kentucky, office building.

Total other deductions for the three months ended March 31, 2012 decreased by $6.5 million, or 14%, to $40.8 million compared to $47.3 million for the 2011 period, driven by a $7.4 million loss on the early extinguishment of debt recognized in the 2011 period.

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

We may seek to access the capital markets to fund some or all of our growth capital expenditures. In addition, we have a significant amount of debt maturing in the next five years, including $225.0 million of 5.75% senior unsecured Gulf South notes which mature in August 2012. Our ability to access the capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

We anticipate that our existing capital resources, including our revolving credit facility and future cash flows from operations will be adequate to fund our operations, including our maintenance capital expenditures. We expect to issue and sell debt and/or equity securities and to incur other indebtedness for the purposes described above and may also do so for general corporate purposes, or to fund potential acquisitions and new growth opportunities.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2012 and 2011 were $19.7 million and $15.4 million. Growth capital expenditures were $6.3 million and $16.0 million for the three months ended March 31, 2012 and 2011. In 2012, we expect to incur costs of approximately $260.0 million to maintain our pipeline systems, of which approximately $92.0 million is expected to be recorded as maintenance capital. This represents a $10.0 million increase from 2011, primarily related to pipeline integrity projects and general pipeline maintenance and repairs, some of which are necessary to comply with regulatory requirements.

Equity and Debt Financing

In February 2012, we completed a public offering of 9.2 million of our common units at a price of $27.55 per unit. We received net cash proceeds of approximately $250.2 million after deducting underwriting discounts and offering expenses of $8.5 million and including a $5.2 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to repay borrowings under our revolving credit facility and purchase the remaining equity ownership interest of HP Storage.

Revolving Credit Facility

As of March 31, 2012, we had $498.5 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 0.49% and no letters of credit issued thereunder. At March 31, 2012, we had available borrowing capacity of $451.5 million and were in compliance with all covenant requirements under our credit facility.

In April 2012, we entered into a Second Amended and Restated Revolving Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion, a maturity date of April 27, 2017, and including Gulf Crossing, Gulf South, HP Storage, Texas Gas, Boardwalk Pipelines, LP (Boardwalk Pipelines) and Boardwalk Midstream, LLC as borrowers. Interest is determined, at our election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.0%, plus an applicable margin, or (b) the LIBOR Rate plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest tied to the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR Rate, in each case determined based on the individual borrower’s credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual borrower’s credit rating from time to time.

Long-Term Debt – Affiliate

As of March 31, 2012, we had $100.0 million of loans outstanding under our Subordinated Loan Agreement with BPHC, with no additional borrowing capacity. In April 2012, we amended the Subordinated Loan Agreement to extend the maturity date of the Subordinated Loans to April 2022; provided, however, that BPHC may require that the Subordinated Loan be prepaid, in whole or in part, at any time prior to maturity upon not less than fifteen months notice. The Partnership can prepay the Subordinated Loan, in whole or in part, at any time upon five days notice.

Term Loan

HP Storage has outstanding a $200.0 million variable rate term loan due December 1, 2016 (Term Loan). The Term Loan bears interest payable monthly based on the one-month LIBOR rate plus an applicable margin with a weighted-average borrowing rate of 1.7% as of March 31, 2012.

Distributions

For the three months ended March 31, 2012 and 2011, we paid distributions of $114.0 million and $102.3 million to our partners. Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $6.9 million to $109.8 million for the three months ended March 31, 2012, compared to $102.9 million for the comparable 2011 period, primarily due to a $9.6 million increase in net income and partially offset by a decrease in non-cash adjustments of $5.0 million.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $5.2 million to $23.9 million for the three months ended March 31, 2012, compared to $29.1 million for the comparable 2011 period. The decrease was primarily driven by a decrease in capital expenditures.

Changes in cash flow from financing activities

Net cash used in financing activities increased $6.8 million to $103.9 million for the three months ended March 31, 2012, compared to $97.1 million for the comparable 2011 period. The increase in cash used in financing activities resulted from a payment made to BPHC of $284.8 million to purchase the remaining 80% equity ownership interest in HP Storage and an $11.7 million increase in distributions to our partners. The increase in cash used in financing activities was partly offset by proceeds of $250.2 million from the issuance and sale of equity, including related general partner contributions and an increase in net borrowings of $23.0 million of long-term debt, including borrowings under our revolving credit facility. The 2011 period was impacted by $11.8 million for premiums paid on the early extinguishment of debt.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2012, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,448.5	$723.5	$275.0	$1,000.0	$1,450.0
Interest on long-term debt (2)	852.3	145.2	261.5	216.7	228.9
Capital commitments (3)	96.2	96.2	-	-	-
Total	$4,397.0	$964.9	$536.5	$1,216.7	$1,678.9

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, $498.5 million of loans outstanding under our revolving credit facility and our Subordinated Loans. We have reflected $225.0 million of Gulf South notes due August 2012 (Gulf South 2012 Notes) and the $498.5 million of borrowings under the revolving credit facility as due in less than one year. The Gulf South 2012 Notes are included in long-term debt on our balance sheet because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year. As discussed above, our revolving credit facility and the Subordinated Loan Agreement were amended in April 2012. Amounts owed under the Subordinated Loan Agreement are included in the more than 5 year column in the contractual obligations table, but the amounts outstanding can be called by BPHC with fifteen months notice.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 0.49% weighted-average interest rate on amounts outstanding under our revolving credit facility as of March 31, 2012, $0.6 million would be due under the credit facility in less than one year. Based on borrowings outstanding at the time of filing and a weighted average interest rate of 1.36% and an unused commitment fee of 0.19%, $7.6 million, $15.2 million and $15.2 million would be due in less than one year, 1-3 years and 3-5 years. Interest obligations under the Term Loan are uncertain due to the variable interest rates associated with borrowings under that agreement.  Based on a 1.7% weighted average interest rate on amounts outstanding under the Term Loan as of March 31, 2012, $3.4 million, $6.8 million and $4.3 million would be due in less than one year, 1-3 years and 3-5 years. We have entered into interest swaps for a notional amount of $100.0 million to manage interest rate risk associated with the benchmark interest rate (LIBOR) component of the Term Loan.  The fixed rate component of the swaps is at an interest rate of 1.07%.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2012.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2012, we have funded approximately $5.0 million to the Texas Gas pension plan and expect to fund an additional $5.0 million during the remainder of 2012.

Off-Balance Sheet Arrangements

At March 31, 2012, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2012, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•
the impact of (Federal Energy Regulatory Commission) FERC’s rate-making policies and actions on the services we offer and the rates we charge and our ability to recover the full cost of operating our pipelines, including earning a reasonable return;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the consummation of contemplated transactions and agreements;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
March 1, 2012 to March 31, 2012 (1)	2,000	$27.24	-	-

(1)	Our general partner purchased our common units and subsequently granted them to our outside directors as part of their annual director compensation.

Item 5.  Other Information

The following disclosure is included in this Form 10-Q in lieu of filing a Current Report on Form 8-K to report events that have occurred within four business days prior to the filing of this Form 10-Q.

Revolving Credit Facility

On April 27, 2012, the Partnership and certain of its wholly-owned subsidiaries entered into a Second Amended and Restated Revolving Credit Agreement (Amended  Credit Agreement) among the Partnership, as Guarantor, Boardwalk Pipelines, LP, Gulf Crossing Pipeline Company LLC, Gulf South Pipeline Company, LP, Texas Gas Transmission, LLC, Boardwalk HP Storage Company, LLC and Boardwalk Midstream, LLC, as Borrowers (Borrowers), and the several lenders and issuers party thereto (Lenders), Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents and the other agents identified therein. Under the Amended Credit Agreement, the Lenders will provide the Borrowers certain revolving loans, swingline loans and letters of credit to be used for general partnership purposes in an aggregate amount of up to $1 billion. Each Borrower is subject to a separate sublimit for borrowings under this facility. The Partnership has guaranteed the obligations of the Borrowers under the Amended Credit Agreement.

Maturity.  The Amended Credit Agreement has a maturity date of April 27, 2017.

Prepayments. The Borrowers are allowed to prepay all loans under the credit facility at any time without premium or penalty (other than customary breakage costs).

Interest. Interest is determined, at the Partnership’s election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month LIBOR Rate plus 1.0%, plus an applicable margin, or (b) the LIBOR Rate plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest based on the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR Rate, in each case determined based on the individual Borrower’s credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual Borrower’s credit rating from time to time.

Conditions. The Borrowers’ ability to borrow amounts under the revolving credit facility will be subject to the execution of customary documentation relating to the facility, including satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents.

Financial Covenant. The Amended Credit Agreement requires that each of the Partnership and the Borrowers respectively maintain a minimum ratio, as of the last day of each fiscal quarter, of Consolidated Total Debt (as defined in the Amended Credit Agreement) to Consolidated EBITDA (as defined in the Amended Credit Agreement), measured for the preceding twelve months, of not more than 5.00 to 1.00. If the Partnership, a Borrower or any of their subsidiaries completes an acquisition having a purchase price of $100.0 million or more that otherwise meets the conditions for a qualifying acquisition under the credit facility, the leverage ratio for such party increases to 5.50 to 1.00 for a period of three consecutive fiscal quarters immediately following the consummation of the acquisition.

Negative Covenants. The Amended Credit Agreement prohibits the Borrowers from declaring dividends or distributions if any default or event of default, as defined in the Amended Credit Agreement, occurs or would result from such a declaration. In addition, the Amended Credit Agreement contains covenants (subject to various exceptions) limiting the ability of the Partnership, the Borrowers and their subsidiaries to, among other things:

•	incur or guarantee indebtedness;

•	make certain negative pledges and grant certain liens;

•	make certain restricted payments on subordinated debt;

•	make certain loans, acquisitions and investments;

•	make any material changes to the nature of its business; or

•	enter into a merger, consolidation or sale of assets.

Events of Default. If an event of default exists under the Amended Credit Agreement, the lenders will be able to terminate the commitments under the credit facility and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies. Each of the following will be an event of default under the Amended Credit Agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure of any representation or warranty to be true and correct in any material respect;

•	failure to perform or otherwise comply with the covenants in the Amended Credit Agreement or other loan documents, subject to certain grace periods;

•
default by a Borrower or an affiliate of a Borrower on the payment of any other indebtedness in excess of $25.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving a Borrower or an affiliate of a Borrower;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $25.0 million with respect to which enforcement proceedings are brought or that are not stayed pending appeal;

•	a change in control of the Partnership or a Borrower;

•	the invalidity or unenforceability of any material provision in the Amended Credit Agreement or related documents; and

•	the occurrence of certain events with respect to employee benefit plans subject to ERISA.

A copy of the Amended Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendment to Subordinated Loan

On April 27 2012, Boardwalk Pipelines amended its $100 million Subordinated Loan Agreement (Amendment) with BPHC.  The Amendment extended the maturity of the loan until April 27, 2022, provided BPHC with a right to require the loan to be prepaid, in whole or in part, upon fifteen months written notice, and provided Boardwalk Pipelines with the right to prepay the loan, in whole or in part, upon five days’ advance written notice.

A copy of the Amendment is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

The following documents are included as exhibits to this report:

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

*10.1
Second Amended and Restated Revolving Credit Agreement, dated as of April 27, 2012, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP, Gulf Crossing Pipeline Company LLC, Boardwalk HP Storage Company, LLC and Boardwalk Midstream, LP, as Borrowers, Boardwalk Pipeline Partners, LP, and the several lenders and issuers from time to time party hereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents,  and Bank of China, New York Branch, Royal Bank of Canada, and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, RBC Capital Markets and Union Bank, N.A.,  as joint lead arrangers and joint book managers.

*10.2
$200,000,000 Term Loan Agreement, dated as of December 1, 2011, among Boardwalk HP Storage Company, LLC, and the several lenders and issuers from time to time party hereto, Citibank, N.A., as administrative agent, Barclays Capital and Deutsche Bank Securities Inc., as co-syndication agents, Citigroup Global Markets Inc., Barclays Capital and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers.

*10.3	Amendment No. 1 to the Subordinated Loan Agreement dated as April 27, 2012, between Boardwalk Pipelines, LP, as Borrower, and Boardwalk Pipelines Holding Corp., as Lender.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith ** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated: May 3, 2012	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial Officer and Treasurer