Form 10-Q
period 2012-06-30
Boardwalk Pipeline Partners, LP
filed 2012-07-31
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

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

As of July 31, 2012, the registrant had 184,921,916 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2012

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$11.4	$21.9
Receivables:
Trade, net	84.4	98.6
Other	9.0	22.5
Gas transportation receivables	5.5	5.8
Costs recoverable from customers	6.0	9.8
Gas stored underground	5.7	1.7
Prepayments	19.9	13.9
Other current assets	2.0	1.8
Total current assets	143.9	176.0

Property, Plant and Equipment:
Natural gas transmission and other plant	7,604.5	7,536.0
Construction work in progress	114.5	110.6
Property, plant and equipment, gross	7,719.0	7,646.6
Less—accumulated depreciation and amortization	1,111.5	999.2
Property, plant and equipment, net	6,607.5	6,647.4

Other Assets:
Goodwill	215.3	215.3
Gas stored underground	109.7	107.9
Costs recoverable from customers	15.1	15.3
Other	103.0	104.5
Total other assets	443.1	443.0

Total Assets	$7,194.5	$7,266.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	June 30, 2012	December 31, 2011
Current Liabilities:
Payables:
Trade	$30.9	$44.7
Affiliates	2.6	3.2
Other	14.7	7.3
Gas Payables:
Transportation	5.7	5.0
Storage	0.1	0.1
Accrued taxes, other	45.8	44.2
Accrued interest	45.8	45.2
Accrued payroll and employee benefits	15.9	18.4
Construction retainage	2.1	3.5
Deferred income	15.8	9.4
Other current liabilities	18.0	21.7
Total current liabilities	197.4	202.7

Long–term debt	3,353.2	3,298.7
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,453.2	3,398.7

Other Liabilities and Deferred Credits:
Pension liability	22.9	27.3
Asset retirement obligation	18.9	19.2
Provision for other asset retirement	56.4	54.5
Payable to affiliate	16.0	16.0
Other	58.1	61.0
Total other liabilities and deferred credits	172.3	178.0

Commitments and Contingencies

Partners’ Capital:
Common units – 184.9 million and 175.7 million units issued and outstanding as of June 30, 2012 and December 31, 2011	2,686.7	2,514.1
Class B units – 22.9 million units issued and outstanding as of June 30, 2012 and December 31, 2011	678.4	678.7
General partner	65.5	62.0
Predecessor equity	—	281.6
Accumulated other comprehensive loss	(59.0)	(49.4)
Total partners’ capital	3,371.6	3,487.0
Total Liabilities and Partners’ Capital	$7,194.5	$7,266.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Gas transportation	$245.0	$244.3	$532.5	$534.8
Parking and lending	7.8	3.1	11.8	6.3
Gas storage	18.9	11.7	38.7	25.5
Other	4.1	2.9	5.7	6.4
Total operating revenues	275.8	262.0	588.7	573.0

Operating Costs and Expenses:
Fuel and gas transportation	15.0	28.2	33.7	52.0
Operation and maintenance	42.5	42.1	79.7	77.2
Administrative and general	25.2	33.7	59.4	70.8
Depreciation and amortization	60.7	56.7	124.4	113.1
Asset impairment	2.9	28.5	7.1	28.5
Net (gain) loss on disposal of operating assets	(0.6)	(3.0)	(3.8)	1.4
Taxes other than income taxes	21.6	21.2	46.1	44.9
Total operating costs and expenses	167.3	207.4	346.6	387.9

Operating income	108.5	54.6	242.1	185.1

Other Deductions (Income):
Interest expense	41.5	37.6	80.5	75.9
Interest expense – affiliates	2.0	2.0	4.0	4.0
Loss on early retirement of debt	—	—	—	7.4
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Miscellaneous other income, net	(0.1)	(0.1)	(0.2)	(0.4)
Total other deductions	43.3	39.4	84.1	86.7

Income before income taxes	65.2	15.2	158.0	98.4

Income taxes	0.1	—	0.3	0.2

Net Income	$65.1	$15.2	$157.7	$98.2

Net Income per Unit:
Basic and diluted net income per unit:
Common units	$0.30	$0.07	$0.73	$0.49
Class B units	$0.07	$(0.16)	$0.26	$0.04
Cash distribution declared and paid to common units	$0.5325	$0.5225	$1.0625	$1.0425
Cash distribution declared and paid to class B units	$0.30	$0.30	$0.60	$0.60
Weighted-average number of units outstanding:
Common units	184.9	172.0	183.8	170.9
Class B units	22.9	22.9	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$65.1	$15.2	$157.7	$98.2
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(7.2)	1.1	(6.6)	1.4
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	0.6	0.5	0.9
Pension and other postretirement benefit costs	(1.8)	(1.5)	(3.5)	(3.0)
Total Comprehensive Income	$56.2	$15.4	$148.1	$97.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2012	2011
Net income	$157.7	$98.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	124.4	113.1
Amortization of deferred costs	2.4	5.1
Asset impairment	7.1	28.5
Loss on early retirement of debt	—	7.4
Storage gas loss	—	3.7
Net (gain) loss on disposal of operating assets	(3.8)	1.4
Changes in operating assets and liabilities:
Trade and other receivables	22.4	4.8
Gas receivables and storage assets	(5.5)	(3.8)
Costs recoverable from customers	3.8	(2.5)
Other assets	(9.9)	(7.6)
Trade and other payables	0.1	(2.8)
Other payables, affiliates	(3.1)	(0.7)
Gas payables	2.7	(1.4)
Accrued liabilities	(0.6)	10.2
Other liabilities	(13.4)	(10.9)
Net cash provided by operating activities	284.3	242.7
INVESTING ACTIVITIES:
Capital expenditures	(90.9)	(73.7)
Proceeds from sale of operating assets	2.4	5.7
Proceeds from insurance and other recoveries	5.4	—
Net cash used in investing activities	(83.1)	(68.0)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	296.5	437.6
Repayment of borrowings from long-term debt	—	(135.0)
Payments of premiums on extinguishment of long-term debt	—	(11.8)
Proceeds from borrowings on revolving credit agreement	1,000.0	265.0
Repayment of borrowings on revolving credit agreement	(1,243.5)	(700.0)
Payments of financing fees related to revolving credit facility	(3.8)	—
Advances from affiliate	2.6	—
Repayment of contribution received related to predecessor equity	(284.8)	—
Distributions paid	(228.9)	(205.2)
Proceeds from sale of common units	245.0	170.0
Capital contribution from general partner	5.2	3.6
Net cash used in financing activities	(211.7)	(175.8)
Decrease in cash and cash equivalents	(10.5)	(1.1)
Cash and cash equivalents at beginning of period	21.9	55.0
Cash and cash equivalents at end of period	$11.4	$53.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Boardwalk HP Storage Predecessor Equity	Accumulated Other Comp Loss	Total Partners’ Capital
Balance January 1, 2011	$2,534.4	$683.6	$62.9	$—	$(39.5)	$3,241.4
Add (deduct):
Net income	76.5	9.4	12.3	—	—	98.2
Distributions paid	(176.8)	(13.7)	(14.7)	—	—	(205.2)
Sale of common units, net of related transactions costs	170.0	—	—	—	—	170.0
Capital contributions from general partner	—	—	3.6	—	—	3.6
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Balance June 30, 2011	$2,604.1	$679.3	$64.1	$—	$(40.2)	$3,307.3

Balance January 1, 2012	$2,514.1	$678.7	$62.0	$281.6	$(49.4)	$3,487.0
Add (deduct):
Net income	126.7	13.7	17.1	0.2	—	157.7
Distributions paid	(196.5)	(13.7)	(18.7)	—	—	(228.9)
Sale of common units, net of related transactions costs	245.0	—	—	—	—	245.0
Capital contribution from general partner	—	—	5.2	—	—	5.2
Boardwalk HP Storage Predecessor Equity	—	—	—	(281.8)	—	(281.8)
Excess purchase price over net acquired assets	(2.6)	(0.3)	(0.1)	—	—	(3.0)
Other comprehensive loss	—	—	—	—	(9.6)	(9.6)
Balance June 30, 2012	2,686.7	678.4	65.5	—	(59.0)	3,371.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its subsidiaries. The Partnership, through its indirect, wholly owned operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (Petal) and Hattiesburg Gas Storage Company (Hattiesburg) (together, the operating subsidiaries), consist of integrated natural gas pipeline and storage systems. The Partnership’s pipeline systems primarily originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

As of June 30, 2012, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). The common units, class B units and general partner interest owned by BPHC represent approximately 61% of the Partnership’s equity interests, excluding the IDRs, as of June 30, 2012. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012 and December 31, 2011, and the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and changes in cash flows and changes in partners’ capital for the six months ended June 30, 2012 and 2011. Reference is made to the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

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

The acquisition by the Partnership of BPHC’s 80% equity ownership interest in HP Storage was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of HP Storage were recognized at their carrying amounts at the date of transfer and the $3.0 million difference between the purchase price and the $281.8 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners’ capital. In addition, the transaction was presented in the Partnership’s financial statements as though it had occurred at the beginning of the reporting period. The Partnership’s Condensed Consolidated Balance Sheet as of December 31, 2011, was retrospectively adjusted to reflect the transaction for comparative purposes, as presented below:

	As of December 31, 2011
ASSETS	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Assets:
Cash and cash equivalents	$11.9	$10.0	$—	$21.9
Receivables:
Trade, net	98.0	0.6	—	98.6
Affiliate	0.3	—	(0.3)	—
Other	20.2	2.3	—	22.5
Gas transportation receivables	5.8	—	—	5.8
Costs recoverable from customers	9.8	—	—	9.8
Gas stored underground	1.7	—	—	1.7
Prepayments	13.3	0.6	—	13.9
Other current assets	1.8	—	—	1.8
Total current assets	162.8	13.5	(0.3)	176.0
Property, Plant and Equipment:
Natural gas transmission and other plant	7,049.7	486.3	—	7,536.0
Construction work in progress	110.4	0.2	—	110.6
Property, plant and equipment, gross	7,160.1	486.5	—	7,646.6
Less—accumulated depreciation and amortization	997.1	2.1	—	999.2
Property, plant and equipment, net	6,163.0	484.4	—	6,647.4
Other Assets:
Goodwill	163.5	51.8	—	215.3
Gas stored underground	107.5	0.4	—	107.9
Costs recoverable from customers	15.3	—	—	15.3
Investment in unconsolidated affiliate	70.1	—	(70.1)	—
Other	88.4	16.1	—	104.5
Total other assets	444.8	68.3	(70.1)	443.0
Total Assets	$6,770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

	As of December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Liabilities:
Payables:
Trade	$42.8	$1.9	$—	$44.7
Affiliates	3.2	0.3	(0.3)	3.2
Other	6.3	1.0	—	7.3
Gas Payables:
Transportation	5.0	—	—	5.0
Storage	0.1	—	—	0.1
Accrued taxes, other	40.6	3.6	—	44.2
Accrued interest	45.2	—	—	45.2
Accrued payroll and employee benefits	18.4	—	—	18.4
Construction retainage	3.5	—	—	3.5
Deferred income	9.4	—	—	9.4
Other current liabilities	17.5	4.2	—	21.7
Total current liabilities	192.0	11.0	(0.3)	202.7
Long–term debt	3,098.7	200.0	—	3,298.7
Long–term debt – affiliate	100.0	—	—	100.0
Total long-term debt	3,198.7	200.0	—	3,398.7
Other Liabilities and Deferred Credits:
Pension liability	27.3	—	—	27.3
Asset retirement obligation	16.7	2.5	—	19.2
Provision for other asset retirement	54.5	—	—	54.5
Payable to affiliate	16.0	—	—	16.0
Other	60.2	0.8	—	61.0
Total other liabilities and deferred credits	174.7	3.3	—	178.0
Commitments and Contingencies
Partners’ Capital:
Common units	2,513.8	—	0.3	2,514.1
Class B units	678.7	—	—	678.7
General partner	62.1	—	(0.1)	62.0
Predecessor equity	—	351.9	(70.3)	281.6
Accumulated other comprehensive loss	(49.4)	—	—	(49.4)
Total partners’ capital	3,205.2	351.9	(70.1)	3,487.0
Total Liabilities and Partners’ Capital	$6,770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

Note 3:  Gas Stored Underground and Gas Receivables and Payables

Subsidiaries of the Partnership provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 126.7 trillion British thermal units (TBtu) of gas owned by third parties as of June 30, 2012. Assuming an average market price during June 2012 of $2.42 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $306.6 million. As of December 31, 2011, the Partnership held for storage or under PAL agreements approximately 118.0 TBtu of gas owned by third parties.

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of June 30, 2012, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 14.2 TBtu. Assuming an average market price during June 2012 of $2.42 per MMBtu, the market value of that gas was approximately $34.4 million. As of December 31, 2011, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 9.5 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4:  Fair Value Measurements and Derivatives

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. The Partnership considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. The Partnership did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the six months ended June 30, 2012.

The table below identifies the Partnership's assets and liabilities that were recorded at fair value at June 30, 2012 (in millions):

		Fair Value Measurements at June 30, 2012
	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ending June 30, 2012	Total Gains (losses) for the year ending June 30, 2012
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$—	$—	$—	$—
Interest rate contracts	0.1	—	0.1	—
	$0.1	$—	$0.1	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$0.2	$—	$0.2	$—
Interest rate contracts	1.8	—	1.8	—
	$2.0	$—	$2.0	$—

Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(1.5)	$(2.1)
Assets held for sale (2)	3.0	—	—	3.0	—	(2.8)
	$3.0	$—	$—	$3.0	$(1.5)	$(4.9)

Nonrecurring fair value measurements - Liabilities
Asset retirement obligation (1)	$2.2	$—	$—	$2.2	$(1.4)	$(2.2)
	$2.2	$—	$—	$2.2	$(1.4)	$(2.2)

(1)
In 2012, the Partnership determined that it would retire a number of small-diameter pipeline assets with a carrying value of $2.1 million. As a result, an asset impairment charge of $2.9 million and $4.3 million was recorded for the three and six months ended June 30, 2012, of which $1.4 million and $2.2 million represent amounts related to the asset retirement obligations recorded in the three and six months ended June 30, 2012 for these assets.

(2)
In the first quarter 2012, the Partnership recognized a $2.8 million impairment charge related to its Owensboro, Kentucky, office building. The office building was subsequently sold at its carrying value in the third quarter 2012.

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $5.7 million and $1.7 million of gas stored underground at June 30, 2012 and December 31, 2011, which the Partnership owns and carries on its balance sheet as current Gas stored underground. At June 30, 2012, approximately 1.6 billion cubic feet of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2012 and 2013. The derivatives qualify for cash flow hedge accounting and are designated as such. The

Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

At June 30, 2012, the Partnership also had $100.0 million notional amount of interest rate swaps outstanding which were entered into to manage interest rate risk associated with changes in the benchmark interest rate London InterBank Offered Rate (LIBOR) component of the HP Storage Term Loan (described in Note 7 below) through December 1, 2016. The fixed rate component of the swaps is at an interest rate of 1.07%. The swaps are not designated as cash flow hedges and changes in the fair value of the swaps are recognized as interest expense in the period that those changes occur. The interest rate curves and counterparty credit risk assumptions used in the pricing model are considered Level 2 inputs for purposes of fair value disclosures.

In the second quarter 2012, the Partnership entered into a Treasury rate lock for a notional amount of $300.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through June 30, 2012. The Treasury rate lock was designated as a cash flow hedge.  On June 8, 2012, the Partnership settled the rate lock concurrent with the issuance of 10-year notes described in Note 8 and paid the counterparty approximately $6.8 million. The loss was deferred as a component of Accumulated other comprehensive loss and will be amortized to interest expense over the 10-year term of the notes.

The fair values of derivatives existing as of June 30, 2012 and December 31, 2011, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$0.2	Other current liabilities	$—
Derivatives designated as mark-to-market instruments
Interest rate contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$0.7	Other current liabilities	$0.6
	Other non-current assets	$0.1	Other non-current assets	$0.9	Other non-current liabilities	$1.1	Other non-current liabilities	$0.6

The Partnership estimates that approximately $2.6 million of net losses reported in Accumulated other comprehensive income/(loss) (AOCI) as of June 30, 2012, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended June 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(0.4)	Operating revenues (2)	$0.3	N/A	$—
Interest rate contracts (1)	(6.8)	Interest expense	(0.4)	N/A	—
	$(7.2)		$(0.1)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in current and previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Gas transportation revenues and $0.2 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended June 30, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$1.1	Net loss on disposal of operating assets	$(0.2)	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.4)	N/A	—
	$1.1		$(0.6)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.2	Operating revenues (2)	$0.4	N/A	$—
Interest rate contracts (1)	(6.8)	Interest expense	(0.9)	N/A	—
	$(6.6)		$(0.5)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in current and previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.2 million recorded in Gas transportation revenues and $0.2 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$1.4	Operating revenues (2)	$0.1	N/A	$—
		Net loss on disposal of operating assets	(0.2)
Interest rate contracts (1)	—	Interest expense	(0.8)	N/A	—
	$1.4		$(0.9)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	Recorded in Gas transportation revenues.

For the three and six months ended June 30, 2012, $1.5 million and $1.8 million of interest expense was recognized in connection with the changes in fair value related to the interest rate swaps.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At June 30, 2012, the Partnership’s derivatives were with three counterparties, however, outstanding asset positions under derivative contracts have not resulted in a material concentration of credit risk.

Nonfinancial Assets and Liabilities

The Partnership evaluates long-lived assets for impairment when, in management's judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to the fair value measurements table above for more information.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the Partnership's fair value disclosures for financial instruments, which are consistent with those disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at June 30, 2012 and December 31, 2011. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2012 and December 31, 2011. The carrying value of the Partnership's variable rate debt approximates fair value because the instruments bear a floating market-based interest rate.

Long-Term Debt - Affiliate: The Partnership has borrowings outstanding under a Subordinated Loan Agreement with BPHC. The estimated fair value of the borrowings is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership's financial instruments assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, were as follows (in millions):

As of June 30, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11.4	$11.4	$—	$—	$11.4

Financial Liabilities
Long-term debt	$3,353.2	$—	$3,579.3	$—	$3,579.3
Long-term debt – affiliate	100.0	—	108.5	—	108.5

	As of December 31, 2011
Financial Assets	Carrying Amount	Fair Value
Cash and cash equivalents	$21.9	$21.9

Financial Liabilities
Long-term debt	$3,298.7	$3,537.8
Long-term debt – affiliate	100.0	105.8

Note 5: Property, Plant and Equipment (PPE)
Asset Dispositions and Impairments
The Partnership recognized $2.9 million and $7.1 million of asset impairments for the three and six months ended June 30, 2012. Refer to Note 4, Fair Value Measurements and Derivatives, for further information.

Carthage Compressor Station Incident

In the first quarter 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. As a result, in the first quarter 2011, the Partnership recognized expenses of $5.0 million for the amount of costs incurred which were subject to an insurance deductible and recorded a receivable of $8.8 million related to probable recoveries from insurance for expenses incurred that exceeded the deductible amount. The Partnership has received $10.0 million in insurance proceeds as partial payment for the insurance claim and in the second quarter 2012, recognized a $1.2 million gain in Net (gain) loss on disposal of assets.

Materials and Supplies

The Partnership holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects.  In the second quarter 2011, the Partnership determined that a portion of its materials and supplies would not be used given the types of projects the Partnership would likely pursue under its new growth strategy and the costs to carry and maintain the materials and recognized an impairment charge of $28.8 million to adjust the carrying amount of those materials and supplies to an estimated fair value of $6.4 million. The fair value of the materials was determined by obtaining information from brokers, resellers and distributors of these types of materials which are considered Level 3 inputs under the fair value hierarchy. The materials were subsequently sold, resulting in a net realized loss of $0.1 million for the three months ended June 30, 2012, and a net realized gain of $3.6 million for the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, the Partnership held approximately $17.9 million and $22.1 million of materials and supplies which was reflected in Other Assets on the Condensed Consolidated Balance Sheets.

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

Note 6: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Whistler Junction Matter

Gulf South and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in five lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by federal law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), and Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490). In cases where Gulf South has filed an answer, it has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed a cross-claim against MGSC for any such liability. MGSC has filed a cross-claim against Gulf South.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of June 30, 2012 and December 31, 2011, the Partnership had an accrued liability of approximately $8.3 million and $8.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of June 30, 2012 and December 31, 2011, approximately $2.2 million was recorded in Other current liabilities and approximately $6.1 million and $6.6 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act

The Partnership’s pipelines are subject to the Clean Air Act (CAA) and the CAA Amendments of 1990 (Amendments) which added significant provisions to the CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, greenhouse gases and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT). The operating subsidiaries presently operate two facilities in areas affected by non-attainment requirements for the current ozone standard (8-hour standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where the Partnership operates, the cost of additions to PPE is expected to increase. The Partnership has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

In 2008, the EPA adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulations, new non-attainment areas were identified in April 2012. The Partnership identified one facility which could require the installation of additional emission controls for compliance between 2014 and 2019. The 8-hour ozone standard is due for review by the EPA in 2013 with final rulemaking expected to be completed in 2014. Revisions to the regulation could lower the 8-hour ozone standard set in 2008 and include a compliance deadline between 2017 and 2031. The Partnership continues to monitor this regulation relative to potentially impacted facilities.

The Partnership is required to file annual reports with the EPA regarding greenhouse gas emissions from its compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the U.S. that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others. Additionally, the Partnership is required to conduct periodic and various facility surveys across its entire system to comply with the EPA’s greenhouse gas emission calculations and reporting regulations. Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which the Partnership operates have adopted such laws. The federal rules and determinations regarding greenhouse gas emissions have not had, and are not expected to have, a material effect on the Partnership’s financial condition, results of operations or cash flows.

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

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2012, were approximately $68.1 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to the Partnership’s 2011 Annual Report on Form 10-K.

Note 7:  Cash Distributions and Net Income per Unit

Cash Distributions

In the second quarter 2012, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.5325 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the second quarter 2011, the Partnership declared and paid quarterly distributions to unitholders of record of $0.5225 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In July 2012, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5325 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended June 30, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$65.1
Less: Net income attributable to predecessor equity	—
Net income attributable to limited partner unitholders and general partner	65.1
Declared distribution	114.9	$98.5	$6.8	$9.6
Assumed allocation of undistributed net loss	(49.8)	(43.5)	(5.3)	(1.0)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$65.1	$55.0	$1.5	$8.6
Weighted-average units outstanding		184.9	22.9
Net income per unit		0.30	0.07

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended June 30, 2011, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$15.2
Declared distribution	106.9	$92.2	$6.9	$7.8
Assumed allocation of undistributed net loss	(91.7)	(79.4)	(10.5)	(1.8)
Assumed allocation of net income	$15.2	$12.8	$(3.6)	$6.0
Weighted-average units outstanding		172.0	22.9
Net income per unit		0.07	(0.16)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the six months ended June 30, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$157.7
Less: Net income attributable to predecessor equity	(0.2)
Net income attributable to limited partner unitholders and general partner	157.5
Declared distribution	229.8	$196.9	$13.7	$19.2
Assumed allocation of undistributed net loss	(72.3)	(63.1)	(7.8)	(1.4)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$157.5	$133.8	$5.9	$17.8
Weighted-average units outstanding		183.8	22.9
Net income per unit		0.73	0.26

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the six months ended June 30, 2011, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$98.2
Declared distribution	209.8	$180.8	$13.8	$15.2
Assumed allocation of undistributed net loss	(111.6)	(96.5)	(12.9)	(2.2)
Assumed allocation of net income	$98.2	$84.3	$0.9	$13.0
Weighted-average units outstanding		170.9	22.9
Net income per unit		0.49	0.04

Note 8:  Financing

Notes and Debentures

As of June 30, 2012 and December 31, 2011, the Partnership had notes and debentures outstanding of $3.0 billion and $2.7 billion with a weighted-average interest rate of 5.56% and 5.69%, including $225.0 million of notes which mature in August 2012. The notes which mature in 2012 were included with the other notes and debentures in long-term debt on the Condensed Consolidated Balance Sheets, since there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than one year.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At June 30, 2012, the Partnership and its subsidiaries were in compliance with its debt covenants.

Issuance of Notes

During the six months ended June 30, 2012 and 2011, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
June 2012	Gulf South	$300.0	$3.5	$296.5	(1)	4.00%	June 15, 2022	June 15 and December 15
January and June 2011	Texas Gas	$440.0	$2.4	$437.6	(2)	4.50%	February 1, 2021	February 1 and August 1

(1)	The net proceeds of this offering were used to reduce borrowings under the Partnership's revolving credit facility.

(2)	The net proceeds of these offerings were used to reduce borrowings under the Partnership's revolving credit facility and to redeem Texas Gas' 5.50% notes due April 1, 2013 (2013 Notes).

Concurrent with the issuance of the 4.00% Gulf South notes due 2022 (Gulf South 2022 Notes), Gulf South entered into a registration rights agreement with the holders of those notes. The agreement obligates Gulf South to file and maintain the effectiveness of an exchange offer registration statement within 360 days of the initial notes issuance for exchange of the 2022 Notes for similar registered notes.

Both the Gulf South 2022 Notes and the 4.50% Texas Gas notes due 2021 are redeemable, in whole or in part, at the Partnership's option at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a rate equal to the Treasury rate plus 20 to 37.5 basis points plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default. BPHC waived the mandatory prepayment provisions under the Subordinated Loan Agreement, described below, that would have required prepayment of the Subordinated Loans as a result of the issuances.

Redemption of Notes

In February 2011, the Partnership redeemed $135.0 million of 2013 Notes at a premium of $11.8 million. The Partnership had unamortized discounts and deferred offering costs of $0.6 million related to the 2013 Notes. Due to the application of regulatory accounting, approximately $5.0 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and are being amortized over the life of the 2021 Notes. A $7.4 million loss on the early extinguishment of debt was recognized in the first quarter 2011.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of June 30, 2012 and December 31, 2011, were $215.0 million and $458.5 million, with a weighted-average borrowing rate of 1.37% and 0.52%.

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

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of June 30, 2012.

Term Loan

HP Storage has a $200.0 million variable rate term loan due December 1, 2016 (Term Loan), with outstanding borrowings as of June 30, 2012 and December 31, 2011, of $200.0 million. Interest on the Term Loan is payable monthly at a rate that is based on the one-month LIBOR rate plus an applicable margin, with a weighted-average borrowing rate as of the foregoing dates of 1.7% and 1.8%.

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

The Term Loan contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by HP Storage and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the Term Loan require HP Storage to maintain, among other things, a ratio of total debt to EBITDA (as defined in the Term Loan) measured for the previous twelve months, of not more than 5.5 to 1.0 through September 30, 2012, decreasing to 5.0 to 1.0 in subsequent periods. HP Storage was in compliance with all covenant requirements under the Term Loan as of June 30, 2012.

Long-Term Debt – Affiliate

As of June 30, 2012 and December 31, 2011, the Partnership had $100.0 million outstanding under a Subordinated Loan Agreement with BPHC (the Subordinated Loan), with no additional borrowing capacity available. The Subordinated Loan bears interest at 8.00% per year, payable semi-annually in June and December. In the event the Partnership or its subsidiaries issue additional equity securities or incur certain indebtedness, the Subordinated Loans must be prepaid with the net cash proceeds from those issuances; although BPHC may waive such prepayment provision. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of the Subordination Agreement. In April 2012, the Partnership amended the Subordinated Loan Agreement to extend the maturity date of the Subordinated Loan to April 2022; provided however, that BPHC may require that the Subordinated Loan be prepaid, in whole or in part, at any time prior to maturity upon not less than fifteen months notice. The Partnership can prepay the Subordinated Loan, in whole or in part, at any time upon five days notice.

Common Unit Offering

In the first quarter 2012, the Partnership completed a public offering of 9.2 million of its common units at a price of $27.55 per unit. The Partnership received net cash proceeds of approximately $250.2 million after deducting underwriting discounts and offering expenses of $8.5 million and including a $5.2 million contribution received from its general partner to maintain a 2% general partner interest. The net proceeds were used to repay borrowings under the Partnership's revolving credit facility and purchase the remaining equity ownership interest of HP Storage. BPHC waived the mandatory prepayment provisions under the Subordinated Loan Agreement discussed above in connection with this offering.

In the second quarter 2011, the Partnership completed a public offering of 6.0 million of its common units at a price of $29.33 per unit. The Partnership received net cash proceeds of approximately $173.6 million after deducting underwriting discounts and offering expenses of $6.0 million and including a $3.6 million contribution received from its general partner to maintain its 2% general partner interest.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2012 and 2011 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1.0	$1.0	$0.1	$0.1
Interest cost	1.5	1.6	0.6	0.6
Expected return on plan assets	(2.2)	(2.0)	(1.0)	(0.8)
Amortization of prior service credit	—	—	(2.0)	(1.9)
Amortization of unrecognized net loss	0.5	0.3	—	0.1
Regulatory asset decrease	—	—	—	1.3
Net periodic benefit cost	$0.8	$0.9	$(2.3)	$(0.6)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2.0	$2.0	$0.2	$0.2
Interest cost	2.9	3.2	1.2	1.2
Expected return on plan assets	(4.3)	(4.0)	(2.1)	(1.6)
Amortization of prior service credit	—	—	(3.9)	(3.8)
Amortization of unrecognized net loss	1.0	0.6	0.1	0.3
Regulatory asset decrease	—	—	—	2.7
Net periodic benefit cost	$1.6	$1.8	$(4.5)	$(1.0)

Through the date of this filing, the Partnership contributed $7.5 million to its defined benefit pension plan and expects to fund an additional $2.5 million in 2012.

 Defined Contribution Plans

The Partnership’s employees not covered under the Pension Plan are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.0 million and $1.9 million for the three months ended June 30, 2012 and 2011. Costs related to the Partnership’s defined contribution plans were $4.1 million and $3.8 million for the six months ended June 30, 2012 and 2011.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership recognized income of $2.2 million for the three months ended June 30, 2012, and incurred charges related to these services of $6.6 million for the three months ended June 30, 2011 and $5.9 million and $10.3 million for the six months ended June 30, 2012 and 2011.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $71.2 million and $67.9 million during the three months ended June 30, 2012 and 2011 and $141.6 million and $135.4 million for the six months ended June 30, 2012 and 2011.

Note 11:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of June 30, 2012	As of December 31, 2011
Loss on cash flow hedges	$(16.5)	$(10.4)
Deferred components of net periodic benefit cost	(42.5)	(39.0)
Total Accumulated other comprehensive loss	$(59.0)	$(49.4)

Note 12:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2012	2011
Cash paid during the period for:
Interest (net of amount capitalized)(1)	$85.2	$84.2

(1)	The 2011 period includes $11.8 million of premiums paid for the 2013 Notes redemption.

Note 13: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at June 30, 2012 and December 31, 2011. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

In April 2012, the Partnership's corporate structure was changed such that Boardwalk Midstream, LLC became a wholly owned subsidiary of Boardwalk Pipelines when previously it had been wholly owned by the Partnership. This transaction was accounted for as a transaction between entities under common control. The financial statements for the 2012 period are presented as if the transaction occurred at the beginning of the reporting period and the Condensed Consolidating Balance Sheets as of December 31, 2011, the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011, and the Condensed Consolidating Statements of Cash Flow for the six months ended June 30, 2011, were retrospectively adjusted to reflect the transaction for comparative purposes.

Condensed Consolidating Balance Sheets as of June 30, 2012
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$3.1	$8.3	$—	$11.4
Receivables	—	—	100.3	(6.9)	93.4
Gas stored underground	—	—	5.7	—	5.7
Prepayments	2.5	0.1	17.3	—	19.9
Other current assets	0.3	—	19.4	(6.2)	13.5
Total current assets	2.8	3.2	151.0	(13.1)	143.9
Investment in consolidated subsidiaries	1,133.9	5,560.6	—	(6,694.5)	—
Property, plant and equipment, gross	0.6	—	7,718.4	—	7,719.0
Less–accumulated depreciation and amortization	0.6	—	1,110.9	—	1,111.5
Property, plant and equipment, net	—	—	6,607.5	—	6,607.5
Other noncurrent assets	0.4	4.9	437.9	(0.1)	443.1
Advances to affiliates – noncurrent	2,254.6	37.0	1,021.5	(3,313.1)	—
Total other assets	2,255.0	41.9	1,459.4	(3,313.2)	443.1

Total Assets	$3,391.7	$5,605.7	$8,217.9	$(10,020.8)	$7,194.5

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$1.5	$0.1	$50.9	$(6.9)	$45.6
Advances from affiliates	2.6	—	—	—	2.6
Other current liabilities	—	15.5	139.9	(6.2)	149.2
Total current liabilities	4.1	15.6	190.8	(13.1)	197.4
Total long-term debt	—	1,180.5	2,272.7	—	3,453.2
Payable to affiliate	16.0	3,275.7	37.4	(3,313.1)	16.0
Other noncurrent liabilities	—	—	156.4	(0.1)	156.3
Total other liabilities and deferred credits	16.0	3,275.7	193.8	(3,313.2)	172.3
Total partners’ capital/member’s equity	3,371.6	1,133.9	5,560.6	(6,694.5)	3,371.6

Total Liabilities and Partners' Capital/Member’s Equity	$3,391.7	$5,605.7	$8,217.9	$(10,020.8)	$7,194.5

Condensed Consolidating Balance Sheets as of December 31, 2011
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$10.7	$10.7	$—	$21.9
Receivables	—	—	129.6	(8.5)	121.1
Gas stored underground	—	—	1.7	—	1.7
Prepayments	—	—	13.9	—	13.9
Other current assets	0.3	—	18.9	(1.8)	17.4
Total current assets	0.8	10.7	174.8	(10.3)	176.0
Investment in consolidated subsidiaries	1,271.5	5,440.2	—	(6,711.7)	—
Property, plant and equipment, gross	0.6	—	7,646.0	—	7,646.6
Less–accumulated depreciation and amortization	0.6	—	998.6	—	999.2
Property, plant and equipment, net	—	—	6,647.4	—	6,647.4
Other noncurrent assets	0.3	1.4	441.3	—	443.0
Advances to affiliates – noncurrent	2,234.3	—	650.8	(2,885.1)	—
Total other assets	2,234.6	1.4	1,092.1	(2,885.1)	443.0

Total Assets	$3,506.9	$5,452.3	$7,914.3	$(9,607.1)	$7,266.4

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.4	$0.1	$60.1	$(8.4)	$55.2
Other current liabilities	0.3	15.5	133.5	(1.8)	147.5
Total current liabilities	3.7	15.6	193.6	(10.2)	202.7
Total long-term debt	—	1,280.1	2,118.6	—	3,398.7
Payable to affiliate	16.0	2,885.1	—	(2,885.1)	16.0
Other noncurrent liabilities	0.2	—	161.9	(0.1)	162.0
Total other liabilities and deferred credits	16.2	2,885.1	161.9	(2,885.2)	178.0
Total partners’ capital/member’s equity	3,487.0	1,271.5	5,440.2	(6,711.7)	3,487.0

Total Liabilities and Partners' Capital/Member’s Equity	$3,506.9	$5,452.3	$7,914.3	$(9,607.1)	$7,266.4

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$266.6	$(21.6)	$245.0
Parking and lending	—	—	7.8	—	7.8
Gas storage	—	—	19.0	(0.1)	18.9
Other	—	—	4.1	—	4.1
Total operating revenues	—	—	297.5	(21.7)	275.8

Operating Cost and Expenses:
Fuel and gas transportation	—	—	36.7	(21.7)	15.0
Operation and maintenance	—	—	42.5	—	42.5
Administrative and general	(0.1)	—	25.3	—	25.2
Other operating costs and expenses	0.1	—	84.5	—	84.6
Total operating costs and expenses	—	—	189.0	(21.7)	167.3
Operating income	—	—	108.5	—	108.5

Other Deductions (Income):
Interest expense	—	15.8	25.7	—	41.5
Interest expense, affiliate, net	(8.6)	13.8	(3.2)	—	2.0
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(56.5)	(86.1)	—	142.6	—
Miscellaneous other income	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(65.1)	(56.5)	22.3	142.6	43.3

Income before income taxes	65.1	56.5	86.2	(142.6)	65.2
Income taxes	—	—	0.1	—	0.1

Net Income	$65.1	$56.5	$86.1	$(142.6)	$65.1

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$267.7	$(23.4)	$244.3
Parking and lending	—	—	3.1	—	3.1
Gas storage	—	—	11.7	—	11.7
Other	—	—	2.9	—	2.9
Total operating revenues	—	—	285.4	(23.4)	262.0

Operating Cost and Expenses:
Fuel and gas transportation	—	—	51.6	(23.4)	28.2
Operation and maintenance	—	—	42.1	—	42.1
Administrative and general	(0.1)	—	33.8	—	33.7
Other operating costs and expenses	0.1	—	103.3	—	103.4
Total operating costs and Expenses	—	—	230.8	(23.4)	207.4
Operating income	—	—	54.6	—	54.6

Other Deductions (Income):
Interest expense	—	16.2	21.4	—	37.6
Interest expense, affiliate, net	(7.7)	11.2	(1.5)	—	2.0
Loss on early retirement of debt	—	—	—	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(7.5)	(34.9)	—	42.4	—
Miscellaneous other income	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(15.2)	(7.5)	19.7	42.4	39.4

Income before income taxes	15.2	7.5	34.9	(42.4)	15.2
Income taxes	—	—	—	—	—

Net Income	$15.2	$7.5	$34.9	$(42.4)	$15.2

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$575.9	$(43.4)	$532.5
Parking and lending	—	—	11.8	—	11.8
Gas storage	—	—	38.8	(0.1)	38.7
Other	—	—	5.7	—	5.7
Total operating revenues	—	—	632.2	(43.5)	588.7

Operating Cost and Expenses:
Fuel and gas transportation	—	—	77.2	(43.5)	33.7
Operation and maintenance	—	—	79.7	—	79.7
Administrative and general	(0.1)	—	59.5	—	59.4
Other operating costs and expenses	0.1	—	173.7	—	173.8
Total operating costs and expenses	—	—	390.1	(43.5)	346.6
Operating income	—	—	242.1	—	242.1

Other Deductions (Income):
Interest expense	—	31.7	48.8	—	80.5
Interest expense, affiliate, net	(17.8)	27.4	(5.6)	—	4.0
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(139.9)	(199.0)	—	338.9	—
Miscellaneous other income	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(157.7)	(139.9)	42.8	338.9	84.1

Income before income taxes	157.7	139.9	199.3	(338.9)	158.0
Income taxes	—	—	0.3	—	0.3

Net Income	$157.7	$139.9	$199.0	$(338.9)	$157.7

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$583.0	$(48.2)	$534.8
Parking and lending	—	—	7.1	(0.8)	6.3
Gas storage	—	—	25.5	—	25.5
Other	—	—	6.4	—	6.4
Total operating revenues	—	—	622.0	(49.0)	573.0

Operating Cost and Expenses:
Fuel and gas transportation	—	—	101.0	(49.0)	52.0
Operation and maintenance	—	—	77.2	—	77.2
Administrative and general	(0.2)	—	71.0	—	70.8
Other operating costs and expenses	0.2	—	187.7	—	187.9
Total operating costs and Expenses	—	—	436.9	(49.0)	387.9
Operating income	—	—	185.1	—	185.1

Other Deductions (Income):
Interest expense	—	32.4	43.5	—	75.9
Interest expense, affiliate, net	(15.5)	22.2	(2.7)	—	4.0
Loss on early retirement of debt	—	—	7.4	—	7.4
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(82.7)	(137.3)	—	220.0	—
Miscellaneous other income	—	—	(0.4)	—	(0.4)
Total other (income) deductions	(98.2)	(82.7)	47.6	220.0	86.7

Income before income taxes	98.2	82.7	137.5	(220.0)	98.4
Income taxes	—	—	0.2	—	0.2

Net Income	$98.2	$82.7	$137.3	$(220.0)	$98.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$65.1	$56.5	$86.1	$(142.6)	$65.1
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(7.2)	(7.2)	(7.2)	14.4	(7.2)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	0.4	(0.3)	(0.1)	0.1
Pension and other postretirement benefit costs	(1.8)	(1.8)	(1.8)	3.6	(1.8)
Total Comprehensive Income	$56.2	$47.9	$76.8	$(124.7)	$56.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$15.2	$7.5	$34.9	$(42.4)	$15.2
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	1.1	1.1	1.1	(2.2)	1.1
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.4	0.2	(0.6)	0.6
Pension and other postretirement benefit costs	(1.5)	(1.5)	(1.5)	3.0	(1.5)
Total Comprehensive Income	$15.4	$7.5	$34.7	$(42.2)	$15.4

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$157.7	$139.9	$199.0	$(338.9)	$157.7
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(6.6)	(6.6)	(6.6)	13.2	(6.6)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.5	0.8	(0.3)	(0.5)	0.5
Pension and other postretirement benefit costs	(3.5)	(3.5)	(3.5)	7.0	(3.5)
Total Comprehensive Income	$148.1	$130.6	$188.6	$(319.2)	$148.1

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$98.2	$82.7	$137.3	$(220.0)	$98.2
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	1.4	1.4	1.4	(2.8)	1.4
Reclassification adjustment transferred to Net Income from cash flow hedges	0.9	0.8	0.1	(0.9)	0.9
Pension and other postretirement benefit costs	(3.0)	(3.0)	(3.0)	6.0	(3.0)
Total Comprehensive Income	$97.5	$81.9	$135.8	$(217.7)	$97.5

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$(4.1)	$53.4	$329.1	$(94.1)	$284.3

Investing Activities:
Capital expenditures	—	—	(90.9)	—	(90.9)
Proceeds from sale of operating assets	—	—	2.4	—	2.4
Proceeds from insurance and other recoveries	—	—	5.4	—	5.4
Advances to affiliates, net	(20.3)	(36.9)	(370.7)	427.9	—
Investment in consolidated subsidiary	—	(26.1)	—	26.1	—
Net Cash (Used in) Provided by Investing Activities	(20.3)	(63.0)	(453.8)	454.0	(83.1)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	—	—	296.5	—	296.5
Proceeds from borrowings on revolving credit agreement	—	270.0	730.0	—	1,000.0
Repayment of borrowings on revolving credit agreement	—	(370.0)	(873.5)	—	(1,243.5)
Payments of financing fees related to revolving credit facility	—	(3.8)	—	—	(3.8)
Contribution from parent	—	—	26.1	(26.1)	—
Advances from affiliates, net	2.6	390.6	37.4	(428.0)	2.6
Repayment of contribution received related to predecessor equity	—	(284.8)	—	—	(284.8)
Distributions paid	(228.9)	—	(94.2)	94.2	(228.9)
Proceeds from sale of common units	245.0	—	—	—	245.0
Capital contribution from general partner	5.2	—	—	—	5.2
Net Cash Provided by (Used in) Financing Activities	23.9	2.0	122.3	(359.9)	(211.7)

Decrease in Cash and Cash Equivalents	(0.5)	(7.6)	(2.4)	—	(10.5)
Cash and Cash Equivalents at Beginning of Period	0.5	10.7	10.7	—	21.9
Cash and Cash Equivalents at End of Period	$—	$3.1	$8.3	$—	$11.4

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$13.4	$20.5	$281.2	$(72.4)	$242.7

Investing Activities:
Capital expenditures	—	—	(73.7)	—	(73.7)
Proceeds from sale of operating assets	—	—	5.7	—	5.7
Advances to affiliates, net	18.5	95.4	(147.9)	34.0	—
Investment in consolidated subsidiary	—	(1.4)	—	1.4	—
Net Cash Provided by (Used in) Investing Activities	18.5	94.0	(215.9)	35.4	(68.0)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	—	—	437.6	—	437.6
Repayment of borrowings from long-term debt	—	—	(135.0)	—	(135.0)
Payments of premiums on extinguishment of long-term debt	—	—	(11.8)	—	(11.8)
Proceeds from borrowings on revolving credit agreement	—	115.0	150.0	—	265.0
Repayment of borrowings on revolving credit agreement	—	(360.0)	(340.0)	—	(700.0)
Contribution from parent	—	—	1.4	(1.4)	—
Advances from affiliates, net	—	129.4	(95.4)	(34.0)	—
Distributions paid	(205.2)	—	(72.4)	72.4	(205.2)
Proceeds from sale of common units	170.0	—	—	—	170.0
Capital contribution from general partner	3.6	—	—	—	3.6
Net Cash (Used in) Provided by Financing Activities	(31.6)	(115.6)	(65.6)	37.0	(175.8)

Decrease in Cash and Cash Equivalents	0.3	(1.1)	(0.3)	—	(1.1)
Cash and Cash Equivalents at Beginning of Period	—	52.6	2.4	—	55.0
Cash and Cash Equivalents at End of Period	$0.3	$51.5	$2.1	$—	$53.9

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

Overview

Our transportation services consist of firm transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, whereby the customer pays to transport gas only when capacity is available and used. Our storage services consist of firm storage services, in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, for a specified period of time, and interruptible storage and parking and lending (PAL) services, in which the customer pays to store gas only when capacity is available and used.

We are not in the business of buying and selling natural gas, other than for system management purposes, but changes in natural gas prices impact the volume of gas transported and stored on our systems, as well as the amount and value of gas used or retained by us for fuel, all of which impact our financial performance. Our operating costs and expenses typically do not vary significantly based upon the amount of gas transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Condensed Consolidated Statements of Income.

The majority of our transportation revenues are derived from capacity reservation charges under firm agreements, which typically have multi-year terms. Our customers' obligations to pay contractual reservation charges are not impacted by the volume of natural gas they actually transport. The majority of our storage revenues are derived from capacity reservation charges under firm storage agreements. Unlike our transportation contracts, firm storage agreements tend to be of a shorter term, primarily due to market alternatives and the needs of our customers.

Market Conditions

The amount of natural gas being produced from unconventional natural gas production areas has greatly increased in recent years. This dynamic drove the pipeline industry, including us, to construct substantial new pipeline infrastructure to support this development. However, the oversupply of gas from these and other production areas has resulted in gas prices that are substantially lower than in recent years, which has caused producers to scale back production to levels below those that were expected when the new infrastructure was built. In addition, certain of these new supply basins, such as the Marcellus and Utica Shale plays, are closer to the traditional high value markets served by interstate pipelines, a development that has further affected how natural gas moves across the interstate pipeline grid. These factors have led to increased competition in certain pipeline markets, as well as the narrowing of price differentials between producing/supply areas, and market areas (basis spreads), which has put significant downward pressure on pricing for both firm and interruptible transportation capacity that we are currently marketing.

As of June 30, 2012, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately six years. Each year a portion of our firm transportation agreements expire and must be renewed or replaced. Despite the challenging market conditions described above, we have renewed or replaced most of the firm transportation volumes that have expired or will expire in 2012, though in some cases at lower prices. At this time we are still in discussions to renew many of our firm contracts that expire in 2013, with the outcome uncertain until those discussions are concluded. Accordingly, we cannot be certain that we will renew or replace all of our expiring firm transportation agreements or, in light of current market conditions, that any such renewal or replacement contracts will generate revenues comparable to 2012.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Time period price spreads declined from 2010 to 2011 and improved in the first half of 2012; however, we believe that current forward pricing curves indicate that the time period price spreads for 2013 may not be as favorable. Forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas, and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, we cannot predict our future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Our net income for the three months ended June 30, 2012, increased $49.9 million, or 328%, to $65.1 million compared to $15.2 million for the three months ended June 30, 2011. The increase in net income was primarily a result of items which negatively impacted the 2011 period, the acquisition of Boardwalk HP Storage Company, LLC (HP Storage) and other items noted below.

Operating revenues for the three months ended June 30, 2012, increased $13.8 million, or 5%, to $275.8 million, compared to $262.0 million for the three months ended June 30, 2011. The primary driver for the increase in revenues was storage and transportation revenues earned from HP Storage of $12.6 million. Additionally, our firm transportation revenues increased $7.5 million primarily due to contractual capacity increases, and our PAL and storage revenues increased $4.6 million due to improved market conditions. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $10.8 million.

Operating costs and expenses for the three months ended June 30, 2012, decreased $40.1 million, or 19%, to $167.3 million, compared to $207.4 million for the three months ended June 30, 2011. The primary drivers of the decrease were a materials and supplies impairment of $28.5 million, and a $3.7 million natural gas storage loss related to our Bistineau facility, both of which impacted the 2011 period. Other drivers for the decreased operating expenses were lower natural gas prices causing a decrease in fuel consumed of $9.5 million and lower administrative and general costs of $9.3 million from a reduced administrative charge from Loews Corporation (Loews) and lower outside services and lower employee benefit costs. The reduced costs were partially offset by a $2.9 million asset impairment related to the expected retirement of certain small-diameter pipeline assets and $6.5 million of expenses incurred by HP Storage.

Total other deductions for the three months ended June 30, 2012 increased by $3.9 million, or 10%, to $43.3 million compared to $39.4 million for the 2011 period. The increase in other deductions is a result of higher interest expense of $3.9 million resulting from increased debt levels and higher average interest rates in 2012.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Our net income for the six months ended June 30, 2012, increased $59.5 million, or 61%, to $157.7 million compared to $98.2 million for the six months ended June 30, 2011. The increase in net income was primarily a result of items which negatively impacted the 2011 period, the acquisition of HP Storage and other items noted below.

Operating revenues for the six months ended June 30, 2012, increased $15.7 million, or 3%, to $588.7 million, compared to $573.0 million for the six months ended June 30, 2011. The primary driver for the increase in revenues was storage and transportation revenues earned from HP Storage of $24.6 million. Additionally, our firm transportation revenues increased $9.9 million due to contractual capacity increases, partially offset by lower interruptible services, and increased PAL and storage revenues of $4.4 million, resulting from improved market conditions. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $22.8 million.

Operating costs and expenses for the six months ended June 30, 2012, decreased $41.3 million, or 11%, to $346.6 million, compared to $387.9 million for the six months ended June 30, 2011. The primary drivers of the decrease were a materials and supplies impairment of $28.5 million, a $5.0 million charge related to a fire at a compressor station near Carthage, Texas, and a $3.7 million natural gas storage loss related to our Bistineau facility, all of which impacted the 2011 period. Other drivers for the decreased operating expenses were lower natural gas prices causing a decrease in fuel consumed of $15.0 million, $4.9 million of gains on the sale of pipe inventory and insurance recoveries related to the Carthage compressor station, and lower administrative and general costs of $13.1 million from a reduced administrative charge from Loews and lower outside services and employee benefit costs. These decreases were partially offset by $7.1 million of asset impairment charges, $2.8 million of which was related to our Owensboro, Kentucky, office facilities and the remainder of which was related to the expected retirement of certain small-diameter pipeline assets and $15.6 million of expenses incurred by HP Storage.

Total other deductions for the six months ended June 30, 2012 decreased by $2.6 million, or 3%, to $84.1 million compared to $86.7 million for the 2011 period, driven by a $7.4 million loss on the early extinguishment of debt recognized in the 2011 period, partially offset by higher interest expense of $4.6 million resulting from increased debt levels and higher average interest rates in 2012.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines, LP (Boardwalk Pipelines). Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

We may seek to access the capital markets to fund some or all of our growth capital expenditures. In addition, we have a significant amount of debt maturing in the next five years, including $225.0 million of 5.75% senior unsecured Gulf South Pipeline Company, LP (Gulf South) notes which mature in August 2012. Our ability to access the capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

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

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2012 and 2011 were $36.4 million and $41.7 million. Growth capital expenditures were $54.5 million and $32.0 million for the six months ended June 30, 2012 and 2011. We expect our 2012 growth capital expenditures to be approximately $210.0 million, a decrease of approximately $45.0 million from previously reported estimates due to the timing of the expenditures.

Equity and Debt Financing

In June 2012, we received net proceeds of approximately $296.5 million after deducting initial purchaser discounts and offering expenses of $3.5 million from the sale of $300.0 million of 4.00% senior unsecured notes of Gulf South due June 15, 2022. We used the proceeds to repay borrowings under our revolving credit facility.

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

Revolving Credit Facility

As of June 30, 2012, we had $215.0 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 1.37% and no letters of credit issued thereunder. At June 30, 2012, we had available borrowing capacity of $785.0 million and were in compliance with all covenant requirements under our credit facility.

In April 2012, we entered into a Second Amended and Restated Revolving Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion, a maturity date of April 27, 2017, and including Gulf Crossing Pipeline, LLC (Gulf Crossing), Gulf South, HP Storage, Texas Gas Transmission, LLC (Texas Gas), Boardwalk Pipelines and Boardwalk Midstream, LLC (Midstream) as borrowers. Interest is determined, at our election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.0%, plus an applicable margin, or (b) the London InterBank Offered Rate (LIBOR) plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest tied to the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR Rate, in each case determined based on the individual borrower’s credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual borrower’s credit rating from time to time.

For further information on our revolving credit facility, refer to Note 8 in Item 1 of this report.

Long-Term Debt – Affiliate

As of June 30, 2012, we had $100.0 million of loans outstanding under our Subordinated Loan Agreement with Boardwalk Pipelines Holding Corp. (BPHC), with no additional borrowing capacity. In April 2012, we amended the Subordinated Loan Agreement to extend the maturity date of the Subordinated Loans to April 2022; provided, however, that BPHC may require that the Subordinated Loan be prepaid, in whole or in part, at any time prior to maturity upon not less than fifteen months notice. We can prepay the Subordinated Loan, in whole or in part, at any time upon five days notice.

Term Loan

HP Storage has outstanding a $200.0 million variable rate term loan due December 1, 2016. The Term Loan bears interest payable monthly based on the one-month LIBOR rate plus an applicable margin with a weighted-average borrowing rate of 1.7% as of June 30, 2012.

Distributions

For the six months ended June 30, 2012 and 2011, we paid distributions of $228.9 million and $205.2 million to our partners. Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this report contains further discussion regarding our distributions.

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our "available cash", as defined in our partnership agreement, on a quarterly basis. Our distributions are determined by the board of directors of our general partner based on our financial position, earnings, cash flow and other relevant factors. There is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restriction or limitations. Refer to Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $41.6 million to $284.3 million for the six months ended June 30, 2012, compared to $242.7 million for the comparable 2011 period, primarily due to a $59.5 million increase in net income and partially offset by a decrease in non-cash adjustments of $29.1 million.

Changes in cash flow from investing activities

Net cash used in investing activities increased $15.1 million to $83.1 million for the six months ended June 30, 2012, compared to $68.0 million for the comparable 2011 period. The increase was primarily driven by an increase in capital expenditures, partially offset by insurance recoveries received related to a fire at our Carthage compressor station.

Changes in cash flow from financing activities

Net cash used in financing activities increased $35.9 million to $211.7 million for the six months ended June 30, 2012, compared to $175.8 million for the comparable 2011 period. The increase in cash used in financing activities resulted from a payment made to BPHC of $284.8 million to purchase the remaining 80% equity ownership interest in HP Storage and an $23.7 million increase in distributions to our partners. The increase in cash used in financing activities was partly offset by proceeds of $76.6 million from the issuance and sale of equity, including related general partner contributions and an increase in net borrowings of $185.4 million of long-term debt, including borrowings under our revolving credit facility. The 2011 period was impacted by $11.8 million for premiums paid on the early extinguishment of debt.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of June 30, 2012, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,465.0	$225.0	$525.0	$965.0	$1,750.0
Interest on long-term debt (2)	1,025.7	157.4	301.4	243.6	323.3
Capital commitments (3)	68.1	68.1	—	—	—
Total	$4,558.8	$450.5	$826.4	$1,208.6	$2,073.3

(1)
Includes our senior unsecured notes, having maturity dates from 2012 to 2027, $215.0 million of loans outstanding under our revolving credit facility and our Subordinated Loans. We have reflected $225.0 million of Gulf South notes due August 2012 (Gulf South 2012 Notes) as due in less than one year. The Gulf South 2012 Notes are included in long-term debt on our balance sheet because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year. Amounts owed under the Subordinated Loan Agreement are included in the more than 5 year column in the contractual obligations table, but the amounts outstanding can be called by BPHC with fifteen months notice.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a weighted-average interest rate of 1.37% and an unused commitment fee of 0.18% as of June 30, 2012, $4.4 million, $8.7 million and $8.0 million would be due in less than one year, 1-3 years and 3-5 years. Interest obligations under the Term Loan are uncertain due to the variable interest rates associated with borrowings under that agreement.  Based on a 1.7% weighted average interest rate on amounts outstanding under the Term Loan as of June 30, 2012, $3.4 million, $6.8 million and $4.9 million would be due in less than one year, 1-3 years and 3-5 years. We have entered into interest swaps for a notional amount of $100.0 million to manage interest rate risk associated with the benchmark interest rate (LIBOR) component of the Term Loan.  The fixed rate component of the swaps is at an interest rate of 1.07%.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at June 30, 2012.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have funded approximately $7.5 million to the Texas Gas pension plan and expect to fund an additional $2.5 million during the remainder of 2012.

Off-Balance Sheet Arrangements

At June 30, 2012, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

•
the impact of Federal Energy Regulatory Commission rate-making policies and actions on the services we offer and the rates we charge and our ability to recover the full cost of operating our pipelines, including earning a reasonable return;

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

None.

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

4.1
Indenture dated as of June 12, 2012, between Gulf South Pipeline Company, LP and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 13, 2012).

4.2
Registration Rights Agreement dated June 12, 2012 between Gulf South Pipeline Company, LP and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2012).

10.1
Second Amended and Restated Revolving Credit Agreement, dated as of April 27, 2012, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP, Gulf Crossing Pipeline Company LLC, Boardwalk HP Storage Company, LLC and Boardwalk Midstream, LP, as Borrowers, Boardwalk Pipeline Partners, LP, and the several lenders and issuers from time to time party hereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents,  and Bank of China, New York Branch, Royal Bank of Canada, and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, RBC Capital Markets and Union Bank, N.A.,  as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).

10.2
$200,000,000 Term Loan Agreement, dated as of December 1, 2011, among Boardwalk HP Storage Company, LLC, and the several lenders and issuers from time to time party hereto, Citibank, N.A., as administrative agent, Barclays Capital and Deutsche Bank Securities Inc., as co-syndication agents, Citigroup Global Markets Inc., Barclays Capital and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).

10.3
Amendment No. 1 to the Subordinated Loan Agreement dated as April 27, 2012, between Boardwalk Pipelines, LP, as Borrower, and Boardwalk Pipelines Holding Corp., as Lender (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
Dated: July 31, 2012	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial Officer and Treasurer