Form 10-Q
period 2012-09-30
Boardwalk Pipeline Partners, LP
filed 2012-10-29
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

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

As of October 29, 2012, the registrant had 207,707,134 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2012

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$10.9	$21.9
Receivables:
Trade, net	79.0	98.6
Affiliates	0.5	—
Other	10.6	22.5
Gas transportation receivables	6.7	5.8
Costs recoverable from customers	4.2	9.8
Gas stored underground	6.1	1.7
Prepayments	19.5	13.9
Other current assets	2.1	1.8
Total current assets	139.6	176.0

Property, Plant and Equipment:
Natural gas transmission and other plant	7,603.7	7,536.0
Construction work in progress	158.3	110.6
Property, plant and equipment, gross	7,762.0	7,646.6
Less—accumulated depreciation and amortization	1,167.7	999.2
Property, plant and equipment, net	6,594.3	6,647.4

Other Assets:
Goodwill	215.3	215.3
Gas stored underground	109.8	107.9
Costs recoverable from customers	15.0	15.3
Other	99.8	104.5
Total other assets	439.9	443.0

Total Assets	$7,173.8	$7,266.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	September 30, 2012	December 31, 2011
Current Liabilities:
Payables:
Trade	$34.5	$44.7
Affiliates	4.7	3.2
Other	13.7	7.3
Gas Payables:
Transportation	7.7	5.0
Storage	1.1	0.1
Accrued taxes, other	63.7	44.2
Accrued interest	29.4	45.2
Accrued payroll and employee benefits	22.5	18.4
Deferred income	20.9	9.4
Other current liabilities	15.3	25.2
Total current liabilities	213.5	202.7

Long–term debt	3,063.7	3,298.7
Long–term debt – affiliate	100.0	100.0
Total long-term debt	3,163.7	3,398.7

Other Liabilities and Deferred Credits:
Pension liability	20.7	27.3
Asset retirement obligation	22.3	19.2
Provision for other asset retirement	57.7	54.5
Payable to affiliate	16.0	16.0
Other	54.9	61.0
Total other liabilities and deferred credits	171.6	178.0

Commitments and Contingencies

Partners’ Capital:
Common units – 196.5 million and 175.7 million units issued and outstanding as of September 30, 2012, and December 31, 2011	2,936.7	2,514.1
Class B units – 22.9 million units issued and outstanding as of September 30, 2012, and December 31, 2011	678.4	678.7
General partner	70.7	62.0
Predecessor equity	—	281.6
Accumulated other comprehensive loss	(60.8)	(49.4)
Total partners’ capital	3,625.0	3,487.0
Total Liabilities and Partners’ Capital	$7,173.8	$7,266.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Gas transportation	$241.2	$251.8	$773.7	$786.6
Parking and lending	8.3	2.2	20.1	8.5
Gas storage	18.3	12.0	57.0	37.5
Other	2.8	2.9	8.5	9.3
Total operating revenues	270.6	268.9	859.3	841.9

Operating Costs and Expenses:
Fuel and gas transportation	18.2	26.7	51.9	78.7
Operation and maintenance	39.4	45.9	119.1	123.1
Administrative and general	24.5	31.1	83.9	101.9
Depreciation and amortization	60.4	55.8	184.8	168.9
Asset impairment	1.1	0.1	8.2	28.6
Net loss (gain) on disposal of operating assets	1.2	(5.3)	(2.6)	(3.9)
Taxes other than income taxes	23.1	22.2	69.2	67.1
Total operating costs and expenses	167.9	176.5	514.5	564.4

Operating income	102.7	92.4	344.8	277.5

Other Deductions (Income):
Interest expense	41.5	37.6	122.0	113.5
Interest expense – affiliates	2.0	2.0	6.0	6.0
Loss on early retirement of debt	—	5.8	—	13.2
Interest income	(0.2)	(0.1)	(0.4)	(0.3)
Miscellaneous other expense (income), net	0.3	(0.2)	0.1	(0.6)
Total other deductions	43.6	45.1	127.7	131.8

Income before income taxes	59.1	47.3	217.1	145.7

Income taxes	0.1	0.1	0.4	0.3

Net Income	$59.0	$47.2	$216.7	$145.4

Net Income per Unit:
Basic and diluted net income per unit:
Common units	$0.26	$0.23	$0.99	$0.72
Class B units	$(0.02)	$—	$0.21	$0.04
Cash distribution declared and paid to common units	$0.5325	$0.5250	$1.5950	$1.5675
Cash distribution declared and paid to class B units	$0.30	$0.30	$0.90	$0.90
Weighted-average number of units outstanding:
Common units	192.6	175.7	186.8	172.5
Class B units	22.9	22.9	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$59.0	$47.2	$216.7	$145.4
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.6)	1.5	(7.2)	2.9
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	(0.2)	1.1	0.7
Pension and other postretirement benefit costs	(1.8)	(1.5)	(5.3)	(4.5)
Total Comprehensive Income	$57.2	$47.0	$205.3	$144.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2012	2011
Net income	$216.7	$145.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	184.8	168.9
Amortization of deferred costs	4.4	8.1
Asset impairment	8.2	28.6
Loss on early retirement of debt	—	13.2
Storage gas loss	—	3.7
Equity losses in unconsolidated affiliate	0.4	—
Net gain on disposal of operating assets	(2.6)	(3.9)
Changes in operating assets and liabilities:
Trade and other receivables	25.5	13.8
Other receivables, affiliates	(0.5)	(0.8)
Gas receivables and storage assets	(7.2)	(3.8)
Costs recoverable from customers	5.6	(2.7)
Other assets	(15.6)	(13.1)
Trade and other payables	(9.7)	(10.2)
Other payables, affiliates	(1.1)	(0.2)
Gas payables	3.7	(0.8)
Accrued liabilities	7.7	9.8
Other liabilities	(6.2)	(10.5)
Net cash provided by operating activities	414.1	345.5
INVESTING ACTIVITIES:
Capital expenditures	(135.5)	(116.9)
Proceeds from sale of operating assets	5.6	17.5
Proceeds from insurance and other recoveries	10.4	—
Net cash used in investing activities	(119.5)	(99.4)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	296.5	437.6
Repayment of borrowings from long-term debt	(225.0)	(250.0)
Payments of premiums on extinguishment of long-term debt	—	(21.0)
Proceeds from borrowings on revolving credit agreement	1,480.0	515.0
Repayment of borrowings on revolving credit agreement	(1,588.5)	(760.0)
Payments of financing fees related to revolving credit facility	(3.8)	—
Repayment of borrowings from term loan	(200.0)	—
Advances from affiliate	2.5	—
Repayment of contribution received related to predecessor equity	(284.8)	—
Distributions paid	(350.6)	(312.1)
Proceeds from sale of common units	556.3	170.0
Capital contribution from general partner	11.8	3.6
Net cash used in financing activities	(305.6)	(216.9)
(Decrease) increase in cash and cash equivalents	(11.0)	29.2
Cash and cash equivalents at beginning of period	21.9	55.0
Cash and cash equivalents at end of period	$10.9	$84.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Boardwalk HP Storage Predecessor Equity	Accumulated Other Comp Loss	Total Partners’ Capital
Balance January 1, 2011	$2,534.4	$683.6	$62.9	$—	$(39.5)	$3,241.4
Add (deduct):
Net income	111.7	14.8	18.9	—	—	145.4
Distributions paid	(269.0)	(20.6)	(22.5)	—	—	(312.1)
Sale of common units, net of related transactions costs	170.0	—	—	—	—	170.0
Capital contributions from general partner	—	—	3.6	—	—	3.6
Other comprehensive loss	—	—	—	—	(0.9)	(0.9)
Balance September 30, 2011	$2,547.1	$677.8	$62.9	$—	$(40.4)	$3,247.4

Balance January 1, 2012	$2,514.1	$678.7	$62.0	$281.6	$(49.4)	$3,487.0
Add (deduct):
Net income	170.1	20.5	25.9	0.2	—	216.7
Distributions paid	(301.2)	(20.5)	(28.9)	—	—	(350.6)
Sale of common units, net of related transactions costs	556.3	—	—	—	—	556.3
Capital contribution from general partner	—	—	11.8	—	—	11.8
Boardwalk HP Storage Predecessor Equity	—	—	—	(281.8)	—	(281.8)
Excess purchase price over net acquired assets	(2.6)	(0.3)	(0.1)	—	—	(3.0)
Other comprehensive loss	—	—	—	—	(11.4)	(11.4)
Balance September 30, 2012	$2,936.7	$678.4	$70.7	$—	$(60.8)	$3,625.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its subsidiaries. The Partnership, through its indirect, wholly-owned operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (Petal) and Hattiesburg Gas Storage Company (Hattiesburg) (together, the operating subsidiaries), consist of integrated natural gas pipeline and storage systems. The Partnership’s pipeline systems primarily originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

As of September 30, 2012, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). The common units, class B units and general partner interest owned by BPHC represent approximately 58% of the Partnership’s equity interests, excluding the IDRs, as of September 30, 2012. BPHC's ownership interest decreased to approximately 55% of the Partnership's equity interests, excluding the IDRs, as a result of the equity issuance in October 2012 discussed in Note 8 below. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012, and December 31, 2011, and the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and changes in cash flows and changes in partners’ capital for the nine months ended September 30, 2012 and 2011. Reference is made to the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2:  Acquisitions

PL Midstream

On October 1, 2012, Boardwalk Acquisition Company, LLC (BAC Joint Venture), a joint venture between Boardwalk Pipelines, LP (Boardwalk Pipelines), a wholly-owned subsidiary, and BPHC, acquired PL Midstream LLC (PL Midstream) from PL Logistics LLC for $625.0 million in cash, subject to customary adjustments. The purchase price was funded through a $225.0 million, five-year term loan and equity contributions by Boardwalk Pipelines of $147.6 million for a 35% equity interest and $269.2 million by BPHC for a 65% equity interest.

On October 15, 2012, Boardwalk Pipelines acquired BPHC's 65% equity ownership interests in the BAC Joint Venture for $269.2 million in cash. The purchase price was funded through the issuance and sale of common units. Effective with the Partnership's fourth quarter reporting, the transaction will be accounted for as a transaction between entities under common control, which requires the Partnership to fully consolidate the BAC Joint Venture, from the date of its formation, or August 16, 2012. The disclosures related to the pro-forma revenue and earnings information for the historical comparable periods are not provided because the purchase price allocation, which determines the initial accounting, is not complete. The name of PL Midstream was subsequently changed to Boardwalk Louisiana Midstream, LLC (Boardwalk Louisiana Midstream).

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

The acquisition by the Partnership of BPHC’s 80% equity ownership interest in HP Storage was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of HP Storage were recognized at their carrying amounts at the date of transfer and the $3.0 million difference between the purchase price and the $281.8 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners’ capital. In addition, the transaction was presented in the Partnership’s financial statements as though it had occurred at the beginning of the reporting period. The Partnership’s Condensed Consolidated Balance Sheet as of December 31, 2011, was retrospectively adjusted to reflect the transaction for comparative purposes, as presented below (in millions):

	As of December 31, 2011
ASSETS	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Assets:
Cash and cash equivalents	$11.9	$10.0	$—	$21.9
Receivables:
Trade, net	98.0	0.6	—	98.6
Affiliate	0.3	—	(0.3)	—
Other	20.2	2.3	—	22.5
Gas transportation receivables	5.8	—	—	5.8
Costs recoverable from customers	9.8	—	—	9.8
Gas stored underground	1.7	—	—	1.7
Prepayments	13.3	0.6	—	13.9
Other current assets	1.8	—	—	1.8
Total current assets	162.8	13.5	(0.3)	176.0
Property, Plant and Equipment:
Natural gas transmission and other plant	7,049.7	486.3	—	7,536.0
Construction work in progress	110.4	0.2	—	110.6
Property, plant and equipment, gross	7,160.1	486.5	—	7,646.6
Less—accumulated depreciation and amortization	997.1	2.1	—	999.2
Property, plant and equipment, net	6,163.0	484.4	—	6,647.4
Other Assets:
Goodwill	163.5	51.8	—	215.3
Gas stored underground	107.5	0.4	—	107.9
Costs recoverable from customers	15.3	—	—	15.3
Investment in unconsolidated affiliate	70.1	—	(70.1)	—
Other	88.4	16.1	—	104.5
Total other assets	444.8	68.3	(70.1)	443.0
Total Assets	$6,770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

	As of December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Liabilities:
Payables:
Trade	$42.8	$1.9	$—	$44.7
Affiliates	3.2	0.3	(0.3)	3.2
Other	6.3	1.0	—	7.3
Gas Payables:
Transportation	5.0	—	—	5.0
Storage	0.1	—	—	0.1
Accrued taxes, other	40.6	3.6	—	44.2
Accrued interest	45.2	—	—	45.2
Accrued payroll and employee benefits	18.4	—	—	18.4
Deferred income	9.4	—	—	9.4
Other current liabilities	21.0	4.2	—	25.2
Total current liabilities	192.0	11.0	(0.3)	202.7
Long–term debt	3,098.7	200.0	—	3,298.7
Long–term debt – affiliate	100.0	—	—	100.0
Total long-term debt	3,198.7	200.0	—	3,398.7
Other Liabilities and Deferred Credits:
Pension liability	27.3	—	—	27.3
Asset retirement obligation	16.7	2.5	—	19.2
Provision for other asset retirement	54.5	—	—	54.5
Payable to affiliate	16.0	—	—	16.0
Other	60.2	0.8	—	61.0
Total other liabilities and deferred credits	174.7	3.3	—	178.0
Commitments and Contingencies
Partners’ Capital:
Common units	2,513.8	—	0.3	2,514.1
Class B units	678.7	—	—	678.7
General partner	62.1	—	(0.1)	62.0
Predecessor equity	—	351.9	(70.3)	281.6
Accumulated other comprehensive loss	(49.4)	—	—	(49.4)
Total partners’ capital	3,205.2	351.9	(70.1)	3,487.0
Total Liabilities and Partners’ Capital	$6,770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

Note 3:  Gas Stored Underground and Gas Receivables and Payables

Subsidiaries of the Partnership provide storage services whereby they store gas on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 124.5 trillion British thermal units (TBtu) of gas owned by third parties as of September 30, 2012. Assuming an average market price during September 2012 of $2.78 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $346.1 million. As of December 31, 2011, the Partnership held for storage or under PAL agreements approximately 118.0 TBtu of gas owned by third parties.

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of September 30, 2012, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 8.4 TBtu. Assuming an average market price during September 2012 of $2.78 per MMBtu, the market value of that gas was approximately $23.4 million. As of December 31, 2011, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 9.5 TBtu. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4:  Fair Value Measurements and Derivatives

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. The Partnership considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. The Partnership did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the nine months ended September 30, 2012.

The table below identifies the Partnership's assets and liabilities that were recorded at fair value at September 30, 2012 (in millions):

		Fair Value Measurements at September 30, 2012
	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended September 30, 2012	Total Gains (losses) for the nine months ended September 30, 2012
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$—	$—	$—	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$0.8	$—	$0.8	$—

Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(1.1)	$(3.2)
Assets held for sale (2)	—	—	—	—	—	(2.8)
	$—	$—	$—	$—	$(1.1)	$(6.0)

Nonrecurring fair value measurements - Liabilities
Asset retirement obligation (1)	$2.2	$—	$—	$2.2	$—	$(2.2)

(1)
In the first half of 2012, the Partnership determined that it would retire a number of small-diameter pipeline assets with a carrying value of $2.1 million. As a result, an asset impairment charge of $4.3 million was recorded for the nine months ended September 30, 2012, of which $2.2 million represent amounts related to the asset retirement obligations for these assets. Additionally, in the third quarter 2012, the Partnership determined that it would retire a turbine associated with one of its compressor stations, which had a carrying value of $1.1 million. As a result, an asset impairment charge of $1.1 million was recorded for the three and nine months ended September 30, 2012.

(2)
In the first quarter 2012, the Partnership recognized a $2.8 million impairment charge related to its Owensboro, Kentucky, office building. The office building was subsequently sold for an amount that equaled its carrying value in the third quarter 2012.

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $6.1 million and $1.7 million of gas stored underground at September 30, 2012, and December 31, 2011, which the Partnership owns and carries on its balance sheet as current Gas stored underground. At September 30, 2012, approximately 2.3 billion cubic feet (Bcf) of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2012 and 2013. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

In September 2012, the Partnership settled $100.0 million notional amount of interest rate swaps outstanding associated with the HP Storage Term Loan (described in Note 8 below) for approximately $2.4 million. The swaps were settled prior to their maturity due to the repayment of the HP Storage Term Loan. The fixed rate component of the swaps was at an interest rate of 1.07%. The swaps were not designated as cash flow hedges and changes in the fair value of the swaps were recognized as interest expense in the period that those changes occurred. For the three and nine months ended September 30, 2012, the Partnership recognized interest expense of $0.9 million and $2.7 million related to the interest rate swaps.

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

For the three and nine months ended September 30, 2011, the Partnership sold 3.1 Bcf and 4.5 Bcf of gas with a carrying value of $6.9 million and $10.3 million that was available for sale as a result of a change in the storage working gas needed to support operations and no-notice services at its Texas Gas subsidiary. The Partnership entered into derivatives, which were designated as cash flow hedges, to hedge the price exposure related to the expected sale of the gas. The gas was subsequently sold and the derivatives settled, resulting in gains of $6.0 million and $9.2 million for the three and nine months ended September 30, 2011.

The fair values of derivatives existing as of September 30, 2012, and December 31, 2011, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$0.6	Other current liabilities	$—
	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$0.2	Other non-current liabilities	$—
Derivatives not designated as hedging instruments
Interest rate contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$—	Other current liabilities	$0.6
	Other non-current assets	$—	Other non-current assets	$0.9	Other non-current liabilities	$—	Other non-current liabilities	$0.6

The Partnership estimates that approximately $3.0 million of net losses reported in Accumulated other comprehensive income/(loss) (AOCI) as of September 30, 2012, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(0.6)	Operating revenues	$—	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.6)	N/A	—
	$(0.6)		$(0.6)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$1.5	Operating revenues (2)	$0.4	N/A	$—
		Net gain on disposal of operating assets	0.2	N/A	—
Interest rate contracts (1)	—	Interest expense	(0.4)	N/A	—
	$1.5		$0.2		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Gas transportation revenues and $0.3 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(0.4)	Operating revenues (2)	$0.3	N/A	$—
Interest rate contracts (1)	(6.8)	Interest expense	(1.4)	N/A	—
	$(7.2)		$(1.1)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.2 million was recorded in Gas transportation revenues and $0.1 million was recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$2.9	Operating revenues (2)	$0.5	N/A	$—
		Net gain on disposal of operating assets	0.1	N/A	—
Interest rate contracts (1)	—	Interest expense	(1.3)	N/A	—
	$2.9		$(0.7)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.2 million was recorded in Gas transportation revenues and $0.3 million was recorded in Other revenues.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At September 30, 2012, the Partnership’s derivatives were with two counterparties.

Nonfinancial Assets and Liabilities

The Partnership evaluates long-lived assets for impairment when, in management's judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to the fair value measurements table above for more information.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value disclosure amounts for financial instruments, which are consistent with those disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at September 30, 2012, and December 31, 2011. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2012, and December 31, 2011. The carrying value of the Partnership's variable rate debt approximates fair value because the instruments bear a floating market-based interest rate.

Long-Term Debt - Affiliate: The Partnership has borrowings outstanding under a Subordinated Loan Agreement with BPHC. The estimated fair value of the borrowings is based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership's financial instruments assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, were as follows (in millions):

As of September 30, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.9	$10.9	$—	$—	$10.9

Financial Liabilities
Long-term debt	$3,063.7	$—	$3,319.4	$—	$3,319.4
Long-term debt – affiliate	100.0	—	128.0	—	128.0

As of December 31, 2011		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21.9	$21.9	$—	$—	$21.9

Financial Liabilities
Long-term debt	$3,298.7	$—	$3,537.8	$—	$3,537.8
Long-term debt – affiliate	100.0	—	105.8	—	105.8

Note 5: Property, Plant and Equipment (PPE)
Asset Dispositions and Impairments
The Partnership recognized $1.1 million and $8.2 million of asset impairments for the three and nine months ended September 30, 2012. Refer to Note 4, Fair Value Measurements and Derivatives, for further information.

Carthage Compressor Station Incident

In the first quarter 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. As a result, in the first quarter 2011, the Partnership recognized expenses of $5.0 million for the amount of costs incurred which were subject to an insurance deductible and recorded a receivable of $8.8 million related to probable recoveries from insurance for expenses incurred that exceeded the deductible amount. The Partnership has received $10.0 million in insurance proceeds as partial payment for the insurance claim and in the second quarter 2012, recognized a $1.2 million gain in Net loss (gain) on disposal of assets.

Materials and Supplies

The Partnership holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects.  In 2011, the Partnership determined that a portion of its materials and supplies would not be used given the types of projects the Partnership would likely pursue under its new growth strategy and the costs to carry and maintain the materials and recognized impairment charges of $0.1 million and $28.6 million for the three and nine months ended September 30, 2011. The materials were subsequently sold, resulting in a net realized loss of $0.5 million and a net realized gain of $0.2 million for the three months ended September 30, 2012 and 2011, and a net realized gain of $3.1 million and $0.4 million for the nine months ended September 30, 2012 and 2011. At September 30, 2012, and December 31, 2011, the Partnership held approximately $17.9 million and $22.1 million of materials and supplies which was reflected in Other Assets on the Condensed Consolidated Balance Sheets.

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

Whistler Junction Matter

The Partnership's Gulf South subsidiary and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in five lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), and Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity from Gulf South.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of September 30, 2012, and December 31, 2011, the Partnership had an accrued liability of approximately $8.1 million and $8.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of September 30, 2012, and December 31, 2011, approximately $2.2 million was recorded in Other current liabilities and approximately $5.9 million and $6.6 million were recorded in Other Liabilities and Deferred Credits.

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

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2012, were approximately $94.6 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments or pipeline capacity agreements disclosed in Note 3 to the Partnership’s 2011 Annual Report on Form 10-K.

Note 7:  Cash Distributions and Net Income per Unit

Cash Distributions

In the third quarter 2012, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.5325 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the third quarter 2011, the Partnership declared and paid quarterly distributions to unitholders of record of $0.525 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In October 2012, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5325 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended September 30, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$59.0
Declared distribution	128.2	$110.6	$6.8	$10.8
Assumed allocation of undistributed net loss	(69.2)	(60.6)	(7.2)	(1.4)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$59.0	$50.0	$(0.4)	$9.4
Weighted-average units outstanding		192.6	22.9
Net income per unit		$0.26	$(0.02)

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended September 30, 2011, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$47.2
Declared distribution	107.8	$92.7	$6.9	$8.2
Assumed allocation of undistributed net loss	(60.6)	(52.5)	(6.9)	(1.2)
Assumed allocation of net income	$47.2	$40.2	$—	$7.0
Weighted-average units outstanding		175.7	22.9
Net income per unit		$0.23	$—

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the nine months ended September 30, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$216.7
Less: Net income attributable to predecessor equity	(0.2)
Net income attributable to limited partner unitholders and general partner	216.5
Declared distribution	364.8	$313.7	$20.6	$30.5
Assumed allocation of undistributed net loss	(148.3)	(129.5)	(15.8)	(3.0)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$216.5	$184.2	$4.8	$27.5
Weighted-average units outstanding		186.8	22.9
Net income per unit		$0.99	$0.21

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

Note 8:  Financing

Notes and Debentures

As of September 30, 2012, and December 31, 2011, the Partnership had notes and debentures outstanding of $2.7 billion with a weighted-average interest rate of 5.53% and 5.69%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At September 30, 2012, the Partnership and its subsidiaries were in compliance with its debt covenants.

Issuance of Notes

During the nine months ended September 30, 2012 and 2011, the Partnership completed the following debt issuances (in millions, except interest rates):

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

Concurrent with the issuance of the 4.00% Gulf South notes due 2022 (Gulf South 2022 Notes), Gulf South entered into a registration rights agreement with the holders of those notes. The agreement obligates Gulf South to file and maintain the effectiveness of an exchange offer registration statement within 360 days of the initial notes issuance for exchange of the Gulf South 2022 Notes for similar registered notes. The Partnership filed the registration statement with the SEC in October 2012 and expects the registration statement to become effective by the end of the year.

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

Redemption/Retirement of Notes

In August 2012, $225.0 million aggregate principal amount of 5.75% notes due 2012 at Gulf South matured and were retired in full. The retirement of this debt was financed through borrowings under the revolving credit facility.

In February 2011, the Partnership redeemed $135.0 million of 2013 Notes at a premium of $11.8 million and in July 2011, redeemed the remaining $115.0 million at a premium of $9.2 million. The Partnership had unamortized discounts and deferred offering costs of $1.1 million related to the 2013 Notes which were redeemed. Due to the application of regulatory accounting, approximately $8.9 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and are being amortized over the life of the Texas Gas 4.50% notes due February 1, 2021. A $7.4 million loss on the early extinguishment of debt was recognized in the first quarter 2011 and an additional loss of $5.8 million was recognized in the third quarter 2011.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of September 30, 2012, and December 31, 2011, were $350.0 million and $458.5 million, with a weighted-average borrowing rate of 1.35% and 0.52%.

In April 2012, the Partnership entered into a Second Amended and Restated Revolving Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion, a maturity date of April 27, 2017, and including Gulf Crossing, Gulf South, HP Storage, Texas Gas, Boardwalk Pipelines and

Boardwalk Midstream, LLC (Boardwalk Midstream) as borrowers. Interest is determined, at the Partnership’s election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.0%, plus an applicable margin, or (b) the London InterBank Offered Rate (LIBOR) plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest tied to the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR rate, in each case determined based on the individual borrower’s credit rating from time to time.

The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual borrower’s credit rating from time to time.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including limitations on the payment of cash dividends by the Partnership’s subsidiaries and other restricted payments, the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of September 30, 2012.

Term Loan

The Partnership's HP Storage subsidiary had a $200.0 million variable rate term loan due December 1, 2016 (HP Storage Term Loan), that was repaid in full in September 2012. Outstanding borrowings as of December 31, 2011, were $200.0 million. Interest on the HP Storage Term Loan was payable monthly at a rate that was based on the one-month LIBOR rate plus an applicable margin. HP Storage has no further borrowing capacity under this term loan.

Long-Term Debt – Affiliate

As of September 30, 2012, and December 31, 2011, the Partnership had $100.0 million outstanding under a Subordinated Loan Agreement with BPHC (the Subordinated Loan), with no additional borrowing capacity available. The Subordinated Loan bears interest at 8.00% per year, payable semi-annually in June and December. In the event the Partnership or its subsidiaries issue additional equity securities or incur certain indebtedness, the Subordinated Loan must be prepaid with the net cash proceeds from those issuances; although BPHC may waive such prepayment provision. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of the Subordination Agreement. In April 2012, the Partnership amended the Subordinated Loan Agreement to extend the maturity date of the Subordinated Loan to April 2022; provided however, that BPHC may require that the Subordinated Loan be prepaid, in whole or in part, at any time prior to maturity upon not less than fifteen months notice. The Partnership can prepay the Subordinated Loan, in whole or in part, at any time upon five days notice.

Common Unit Offering

For the nine months ended September 30, 2012 and 2011, the Partnership completed the following issuances and sales of common units, all of which the proceeds were used to reduce borrowings under the revolving credit facility, except for the February 2012 offering, which proceeds were also used to purchase the remaining equity ownership interest in HP Storage (in millions, except the issuance price):

Month of Offering	Number of Common Units	Issuance Price	Less Underwriting Discounts and Expenses	Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering	Common Units Held by the Public After Offering
August 2012(1)	11.6	$27.80	$11.2	$317.9	196.5	93.8
February 2012 (1)	9.2	$27.55	$8.5	$250.2	184.9	82.2
June 2011(1)	6.0	$29.33	$6.0	$173.6	175.7	73.0

(1)	BPHC waived the mandatory prepayment provisions under the Subordinated Loans that would have required prepayment of the Subordinated Loans as a result of these issuances.

In October 2012, the Partnership completed a public offering of 11.2 million of its common units at a price of $26.99 per unit.

The Partnership received net cash proceeds of approximately $297.6 million after deducting underwriting discounts and offering expenses of $10.4 million and including a $6.2 million contribution received from its general partner to maintain a 2% general partner interest. The net proceeds were used to purchase BPHC's remaining equity ownership interest of BAC Joint Venture and repay borrowings under the Partnership's revolving credit facility. BPHC waived the mandatory prepayment provisions under the Subordinated Loan discussed above in connection with this offering.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2012 and 2011 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1.0	$1.0	$0.1	$0.1
Interest cost	1.4	1.6	0.6	0.6
Expected return on plan assets	(2.1)	(2.0)	(1.1)	(0.8)
Amortization of prior service credit	—	—	(1.9)	(1.9)
Amortization of unrecognized net loss	0.5	0.3	—	0.1
Regulatory asset decrease	—	—	—	1.4
Net periodic benefit cost	$0.8	$0.9	$(2.3)	$(0.5)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$3.0	$3.0	$0.3	$0.3
Interest cost	4.3	4.8	1.8	1.8
Expected return on plan assets	(6.4)	(6.0)	(3.2)	(2.4)
Amortization of prior service credit	—	—	(5.8)	(5.7)
Amortization of unrecognized net loss	1.5	0.9	0.1	0.4
Regulatory asset decrease	—	—	—	4.2
Net periodic benefit cost	$2.4	$2.7	$(6.8)	$(1.4)

Through the date of this filing, the Partnership contributed $7.5 million to the Pension Plan and does not expect to fund further amounts in 2012.

Defined Contribution Plans

The Partnership’s employees not covered under the Pension Plan are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $1.9 million and $2.0 million for the three months ended September 30, 2012 and 2011 and were $6.0 million and $5.8 million for the nine months ended September 30, 2012 and 2011.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $1.0 million and $3.6 million for the three months ended September 30, 2012 and 2011, and $6.9 million and $13.9 million for the nine months ended September 30, 2012 and 2011.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $71.7 million and $68.6 million during the three months ended September 30, 2012 and 2011 and $213.3 million and $204.0 million for the nine months ended September 30, 2012 and 2011.

For the three and nine months ended September 30, 2012, the Partnership recognized losses in an unconsolidated affiliate of $0.4 million related to the BAC Joint Venture, primarily related to transaction costs associated with the Boardwalk Louisiana Midstream acquisition.

Note 11:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2012	As of December 31, 2011
Loss on cash flow hedges	$(16.5)	$(10.4)
Deferred components of net periodic benefit cost	(44.3)	(39.0)
Total Accumulated other comprehensive loss	$(60.8)	$(49.4)

Note 12:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Cash paid during the period for:
Interest (net of amount capitalized)(1)	$142.3	$149.6

(1)	The 2011 period includes $21.0 million of premiums paid for the 2013 Notes redemption.

Note 13: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at September 30, 2012, and December 31, 2011. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

In April 2012, the Partnership's corporate structure was changed such that Boardwalk Midstream became a wholly owned subsidiary of Boardwalk Pipelines when previously it had been wholly owned by the Partnership. This transaction was accounted for as a transaction between entities under common control. The financial statements for the 2012 period are presented as if the transaction occurred at the beginning of the reporting period and the Condensed Consolidating Balance Sheets as of December 31, 2011, the Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011, and the Condensed Consolidating Statements of Cash Flow for the nine months ended September 30, 2011, were retrospectively adjusted to reflect the transaction for comparative purposes.

Condensed Consolidating Balance Sheets as of September 30, 2012
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$2.9	$7.7	$—	$10.9
Receivables	0.5	—	97.1	(7.5)	90.1
Gas stored underground	—	—	6.1	—	6.1
Prepayments	1.6	—	17.9	—	19.5
Other current assets	0.3	—	14.7	(2.0)	13.0
Total current assets	2.7	2.9	143.5	(9.5)	139.6
Investment in consolidated subsidiaries	1,183.1	5,299.2	—	(6,482.3)	—
Property, plant and equipment, gross	0.6	—	7,761.4	—	7,762.0
Less–accumulated depreciation and amortization	0.6	—	1,167.1	—	1,167.7
Property, plant and equipment, net	—	—	6,594.3	—	6,594.3
Other noncurrent assets	—	4.3	435.6	—	439.9
Advances to affiliates – noncurrent	2,458.1	62.0	531.8	(3,051.9)	—
Total other assets	2,458.1	66.3	967.4	(3,051.9)	439.9

Total Assets	$3,643.9	$5,368.4	$7,705.2	$(9,543.7)	$7,173.8

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$2.8	$2.1	$55.5	$(7.5)	$52.9
Other current liabilities	0.1	12.5	150.0	(2.0)	160.6
Total current liabilities	2.9	14.6	205.5	(9.5)	213.5
Total long-term debt	—	1,180.7	1,983.0	—	3,163.7
Payable to affiliate	16.0	2,990.0	61.9	(3,051.9)	16.0
Other noncurrent liabilities	—	—	155.6	—	155.6
Total other liabilities and deferred credits	16.0	2,990.0	217.5	(3,051.9)	171.6
Total partners’ capital/member’s equity	3,625.0	1,183.1	5,299.2	(6,482.3)	3,625.0

Total Liabilities and Partners' Capital/Member’s Equity	$3,643.9	$5,368.4	$7,705.2	$(9,543.7)	$7,173.8

Condensed Consolidating Balance Sheets as of December 31, 2011
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$10.7	$10.7	$—	$21.9
Receivables	—	—	129.6	(8.5)	121.1
Gas stored underground	—	—	1.7	—	1.7
Prepayments	—	—	13.9	—	13.9
Other current assets	0.3	—	18.9	(1.8)	17.4
Total current assets	0.8	10.7	174.8	(10.3)	176.0
Investment in consolidated subsidiaries	1,271.5	5,440.2	—	(6,711.7)	—
Property, plant and equipment, gross	0.6	—	7,646.0	—	7,646.6
Less–accumulated depreciation and amortization	0.6	—	998.6	—	999.2
Property, plant and equipment, net	—	—	6,647.4	—	6,647.4
Other noncurrent assets	0.3	1.4	441.3	—	443.0
Advances to affiliates – noncurrent	2,234.3	—	650.8	(2,885.1)	—
Total other assets	2,234.6	1.4	1,092.1	(2,885.1)	443.0

Total Assets	$3,506.9	$5,452.3	$7,914.3	$(9,607.1)	$7,266.4

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.4	$0.1	$60.1	$(8.4)	$55.2
Other current liabilities	0.3	15.5	133.5	(1.8)	147.5
Total current liabilities	3.7	15.6	193.6	(10.2)	202.7
Total long-term debt	—	1,280.1	2,118.6	—	3,398.7
Payable to affiliate	16.0	2,885.1	—	(2,885.1)	16.0
Other noncurrent liabilities	0.2	—	161.9	(0.1)	162.0
Total other liabilities and deferred credits	16.2	2,885.1	161.9	(2,885.2)	178.0
Total partners’ capital/member’s equity	3,487.0	1,271.5	5,440.2	(6,711.7)	3,487.0

Total Liabilities and Partners' Capital/Member’s Equity	$3,506.9	$5,452.3	$7,914.3	$(9,607.1)	$7,266.4

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$264.0	$(22.8)	$241.2
Parking and lending	—	—	8.3	—	8.3
Gas storage	—	—	18.7	(0.4)	18.3
Other	—	—	2.8	—	2.8
Total operating revenues	—	—	293.8	(23.2)	270.6

Operating Cost and Expenses:
Fuel and gas transportation	—	—	41.4	(23.2)	18.2
Operation and maintenance	—	—	39.4	—	39.4
Administrative and general	0.7	—	23.8	—	24.5
Other operating costs and expenses	0.1	—	85.7	—	85.8
Total operating costs and expenses	0.8	—	190.3	(23.2)	167.9
Operating income	(0.8)	—	103.5	—	102.7

Other Deductions (Income):
Interest expense	—	15.3	26.2	—	41.5
Interest expense, affiliate, net	(8.7)	14.0	(3.3)	—	2.0
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(51.1)	(80.8)	—	131.9	—
Miscellaneous other income	—	0.4	(0.1)	—	0.3
Total other (income) deductions	(59.8)	(51.1)	22.6	131.9	43.6

Income before income taxes	59.0	51.1	80.9	(131.9)	59.1
Income taxes	—	—	0.1	—	0.1

Net Income	$59.0	$51.1	$80.8	$(131.9)	$59.0

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$276.2	$(24.4)	$251.8
Parking and lending	—	—	2.2	—	2.2
Gas storage	—	—	12.0	—	12.0
Other	—	—	2.9	—	2.9
Total operating revenues	—	—	293.3	(24.4)	268.9

Operating Cost and Expenses:
Fuel and gas transportation	—	—	51.1	(24.4)	26.7
Operation and maintenance	—	—	45.9	—	45.9
Administrative and general	(0.1)	0.2	31.0	—	31.1
Other operating costs and expenses	0.1	—	72.7	—	72.8
Total operating costs and expenses	—	0.2	200.7	(24.4)	176.5
Operating income	—	(0.2)	92.6	—	92.4

Other Deductions (Income):
Interest expense	—	16.0	21.6	—	37.6
Interest expense, affiliate, net	(7.5)	11.2	(1.7)	—	2.0
Loss on early retirement of debt	—	—	5.8	—	5.8
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(39.7)	(67.1)	—	106.8	—
Miscellaneous other income	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(47.2)	(39.9)	25.4	106.8	45.1

Income before income taxes	47.2	39.7	67.2	(106.8)	47.3
Income taxes	—	—	0.1	—	0.1

Net Income	$47.2	$39.7	$67.1	$(106.8)	$47.2

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$839.9	$(66.2)	$773.7
Parking and lending	—	—	20.1	—	20.1
Gas storage	—	—	57.5	(0.5)	57.0
Other	—	—	8.5	—	8.5
Total operating revenues	—	—	926.0	(66.7)	859.3

Operating Cost and Expenses:
Fuel and gas transportation	—	—	118.6	(66.7)	51.9
Operation and maintenance	—	—	119.1	—	119.1
Administrative and general	0.6	—	83.3	—	83.9
Other operating costs and expenses	0.2	—	259.4	—	259.6
Total operating costs and expenses	0.8	—	580.4	(66.7)	514.5
Operating income	(0.8)	—	345.6	—	344.8

Other Deductions (Income):
Interest expense	—	47.0	75.0	—	122.0
Interest expense, affiliate, net	(26.5)	41.4	(8.9)	—	6.0
Interest income	—	—	(0.4)	—	(0.4)
Equity in earnings of subsidiaries	(191.0)	(279.8)	—	470.8	—
Miscellaneous other income	—	0.4	(0.3)	—	0.1
Total other (income) deductions	(217.5)	(191.0)	65.4	470.8	127.7

Income before income taxes	216.7	191.0	280.2	(470.8)	217.1
Income taxes	—	—	0.4	—	0.4

Net Income	$216.7	$191.0	$279.8	$(470.8)	$216.7

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Gas transportation	$—	$—	$859.2	$(72.6)	$786.6
Parking and lending	—	—	9.3	(0.8)	8.5
Gas storage	—	—	37.5	—	37.5
Other	—	—	9.3	—	9.3
Total operating revenues	—	—	915.3	(73.4)	841.9

Operating Cost and Expenses:
Fuel and gas transportation	—	—	152.1	(73.4)	78.7
Operation and maintenance	—	—	123.1	—	123.1
Administrative and general	(0.3)	0.2	102.0	—	101.9
Other operating costs and expenses	0.3	—	260.4	—	260.7
Total operating costs and expenses	—	0.2	637.6	(73.4)	564.4
Operating income	—	(0.2)	277.7	—	277.5

Other Deductions (Income):
Interest expense	—	48.4	65.1	—	113.5
Interest expense, affiliate, net	(23.0)	33.4	(4.4)	—	6.0
Loss on early retirement of debt	—	—	13.2	—	13.2
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(122.4)	(204.4)	—	326.8	—
Miscellaneous other income	—	—	(0.6)	—	(0.6)
Total other (income) deductions	(145.4)	(122.6)	73.0	326.8	131.8

Income before income taxes	145.4	122.4	204.7	(326.8)	145.7
Income taxes	—	—	0.3	—	0.3

Net Income	$145.4	$122.4	$204.4	$(326.8)	$145.4

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$59.0	$51.1	$80.8	$(131.9)	$59.0
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.4	0.2	(0.6)	0.6
Pension and other postretirement benefit costs	(1.8)	(1.8)	(1.8)	3.6	(1.8)
Total Comprehensive Income	$57.2	$49.1	$78.6	$(127.7)	$57.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$47.2	$39.7	$67.1	$(106.8)	$47.2
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	1.5	1.5	1.5	(3.0)	1.5
Reclassification adjustment transferred to Net Income from cash flow hedges	(0.2)	0.4	(0.6)	0.2	(0.2)
Pension and other postretirement benefit costs	(1.5)	(1.5)	(1.5)	3.0	(1.5)
Total Comprehensive Income	$47.0	$40.1	$66.5	$(106.6)	$47.0

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$216.7	$191.0	$279.8	$(470.8)	$216.7
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(7.2)	(7.2)	(7.2)	14.4	(7.2)
Reclassification adjustment transferred to Net Income from cash flow hedges	1.1	1.2	(0.1)	(1.1)	1.1
Pension and other postretirement benefit costs	(5.3)	(5.3)	(5.3)	10.6	(5.3)
Total Comprehensive Income	$205.3	$179.7	$267.2	$(446.9)	$205.3

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$145.4	$122.4	$204.4	$(326.8)	$145.4
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	2.9	2.9	2.9	(5.8)	2.9
Reclassification adjustment transferred to Net Income from cash flow hedges	0.7	1.2	(0.5)	(0.7)	0.7
Pension and other postretirement benefit costs	(4.5)	(4.5)	(4.5)	9.0	(4.5)
Total Comprehensive Income	$144.5	$122.0	$202.3	$(324.3)	$144.5

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$20.7	$552.4	$480.7	$(639.7)	$414.1

Investing Activities:
Capital expenditures	—	—	(135.5)	—	(135.5)
Proceeds from sale of operating assets	—	—	5.6	—	5.6
Proceeds from insurance and other recoveries	—	—	10.4	—	10.4
Advances to affiliates, net	(223.9)	(62.0)	119.0	166.9	—
Investment in consolidated subsidiary	(17.0)	(231.5)	—	248.5	—
Net Cash (Used in) Provided by Investing Activities	(240.9)	(293.5)	(0.5)	415.4	(119.5)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	—	—	296.5	—	296.5
Repayment of borrowings from long- term debt	—	—	(225.0)	—	(225.0)
Proceeds from borrowings on revolving credit agreement	—	300.0	1,180.0	—	1,480.0
Repayment of borrowings on revolving credit agreement	—	(400.0)	(1,188.5)	—	(1,588.5)
Payments of financing fees related to revolving credit facility	—	(3.8)	—	—	(3.8)
Repayment of borrowings from term loan	—	—	(200.0)	—	(200.0)
Contribution from parent	—	17.0	231.5	(248.5)	—
Advances from affiliates, net	2.5	104.9	62.0	(166.9)	2.5
Repayment of contribution received related to predecessor equity	—	(284.8)	—	—	(284.8)
Distributions paid	(350.6)	—	(639.7)	639.7	(350.6)
Proceeds from sale of common units	556.3	—	—	—	556.3
Capital contribution from general partner	11.8	—	—	—	11.8
Net Cash Provided by (Used in) Financing Activities	220.0	(266.7)	(483.2)	224.3	(305.6)

Decrease in Cash and Cash Equivalents	(0.2)	(7.8)	(3.0)	—	(11.0)
Cash and Cash Equivalents at Beginning of Period	0.5	10.7	10.7	—	21.9
Cash and Cash Equivalents at End of Period	$0.3	$2.9	$7.7	$—	$10.9

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$15.8	$25.3	$405.6	$(101.2)	$345.5

Investing Activities:
Capital expenditures	—	—	(116.9)	—	(116.9)
Proceeds from sale of operating assets	—	—	17.5	—	17.5
Advances to affiliates, net	123.1	107.8	(206.1)	(24.8)	—
Investment in consolidated subsidiary	—	(5.3)	—	5.3	—
Net Cash Provided by (Used in) Investing Activities	123.1	102.5	(305.5)	(19.5)	(99.4)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	—	—	437.6	—	437.6
Repayment of borrowings from long- term debt	—	—	(250.0)	—	(250.0)
Payments of premiums on extinguishment of long-term debt	—	—	(21.0)	—	(21.0)
Proceeds from borrowings on revolving credit agreement	—	235.0	280.0	—	515.0
Repayment of borrowings on revolving credit agreement	—	(420.0)	(340.0)	—	(760.0)
Contribution from parent	—	—	5.3	(5.3)	—
Advances from affiliates, net	—	82.8	(107.8)	25.0	—
Distributions paid	(312.1)	—	(101.0)	101.0	(312.1)
Proceeds from sale of common units	170.0	—	—	—	170.0
Capital contribution from general partner	3.6	—	—	—	3.6
Net Cash (Used in) Provided by Financing Activities	(138.5)	(102.2)	(96.9)	120.7	(216.9)

Increase in Cash and Cash Equivalents	0.4	25.6	3.2	—	29.2
Cash and Cash Equivalents at Beginning of Period	—	52.6	2.4	—	55.0
Cash and Cash Equivalents at End of Period	$0.4	$78.2	$5.6	$—	$84.2

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

Recent Events

Acquisition of PL Midstream LLC
On October 1, 2012, Boardwalk Acquisition Company, LLC (BAC Joint Venture), a joint venture between Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly-owned subsidiary, and Boardwalk Pipeline Holding Corp., (BPHC), an affiliate of our general partner, acquired PL Midstream LLC (PL Midstream) from PL Logistics LLC for $625.0 million in cash, subject to customary adjustments. The purchase price was funded through a $225.0 million, five-year term loan and equity contributions by Boardwalk Pipelines of $147.6 million for a 35% equity interest and of $269.2 million by BPHC for a 65% equity interest.
On October 15, 2012, Boardwalk Pipelines acquired BPHC's 65% equity ownership interests in BAC Joint Venture for $269.2 million in cash. The purchase price was funded through the issuance and sale of common units. The transaction will be accounted for as a transaction between entities under common control, which requires us to fully consolidate the BAC Joint Venture from the date of its formation, or August 16, 2012. We subsequently changed the name of PL Midstream to Boardwalk Louisiana Midstream, LLC (Boardwalk Louisiana Midstream).
Boardwalk Louisiana Midstream provides salt-dome storage, pipeline transportation, fractionation and brine supply services for producers and consumers of petrochemicals, natural gas liquids and natural gas through two hubs in southern Louisiana, the Choctaw Hub in the Mississippi River Corridor and the Sulphur Hub in the Lake Charles area. These assets represent approximately 53.5 million barrels of salt dome storage capacity, including 11.2 billion cubic feet (Bcf) of working natural gas storage capacity, significant brine supply infrastructure, and more than 240 miles of pipeline transportation assets, including an extensive ethylene distribution system in Louisiana.
Southeast Market Expansion
Our Southeast Market Expansion project consists of constructing an interconnection between our Gulf South Pipeline Company, LP (Gulf South) and Boardwalk HP Storage Company, LLC (HP Storage) subsidiaries, adding additional compression facilities to our system and constructing approximately 70 miles of 24” and 30” pipeline in southeastern Mississippi. This project, which is expected to cost approximately $300.0 million, would add approximately 0.5 Bcf per day of peak-day transmission capacity to Gulf South's system from multiple locations in Louisiana with delivery capacity to Mississippi, Alabama and Florida, subject to the Federal Energy Regulatory Commission (FERC), approval, and is expected to be placed in service in 2014. The Southeast Market Expansion project is fully contracted with a weighted average contract life of approximately 10.0 years.

Market Conditions

The amount of natural gas being produced from unconventional natural gas production areas has greatly increased in recent years. This dynamic drove the pipeline industry, including us, to construct substantial new pipeline infrastructure to support this development. However, the oversupply of gas from these and other production areas has resulted in gas prices that are substantially lower than in recent years, which has caused producers to scale back production to levels below those that were expected when the new infrastructure was built. In addition, certain of these new supply basins, such as the Marcellus and Utica Shale plays, are closer to the traditional high value markets served by interstate pipelines, a development that has further affected how natural gas moves across the interstate pipeline grid. These factors have led to increased competition in certain pipeline markets, as well as more narrow price differentials than previous years between producing/supply areas, and market areas (basis spreads), which has put significant downward pressure on pricing for both firm and interruptible transportation capacity that we are currently marketing.

As of September 30, 2012, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately six years. Each year a portion of our firm transportation agreements expire and must be renewed or replaced. We have renewed or replaced contracts for most of the firm transportation capacity that expired or will expire in 2012, though in some cases at lower rates. We are in discussions to renew many of our firm contracts that expire in 2013, with the outcome uncertain until those discussions are concluded. However, the amount of contracted transportation capacity coming up for renewal in 2013 is greater than in recent years, and includes a portion of the capacity from the major expansion projects which were placed in service in the last several years on our Gulf South pipeline. In addition, basis spreads on our pipelines have compressed significantly in recent years and we do not expect them to widen significantly in the near future. As a result, we may not be able to renew all of our expiring transportation contracts, and we expect that renewals will be at lower rates which will unfavorably affect our transportation revenues.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Our net income for the three months ended September 30, 2012, increased $11.8 million, or 25%, to $59.0 million compared to $47.2 million for the three months ended September 30, 2011. The increase in net income was primarily a result of the acquisition of Boardwalk HP Storage Company, LLC (HP Storage) and other items noted below.

Operating revenues for the three months ended September 30, 2012, increased $1.7 million, or 1%, to $270.6 million, compared to $268.9 million for the three months ended September 30, 2011. The increase was due to $12.2 million of revenues earned by HP Storage and higher PAL and storage revenues of $5.4 million due to improved market conditions. The increase in revenues was partially offset by lower natural gas prices, which resulted in a decrease in retained fuel of $10.1 million, and a decrease of transportation revenues of $4.7 million from lower interruptible services due to a decrease in basis spreads between locations on the pipelines.

Operating costs and expenses for the three months ended September 30, 2012, decreased $8.6 million, or 5%, to $167.9 million, compared to $176.5 million for the three months ended September 30, 2011. The primary drivers of the decrease were lower fuel costs of $8.9 million primarily due to lower natural gas prices, lower operations and maintenance expenses of $7.7 million due to timing of maintenance projects and lower administrative and general costs of $7.1 million as a result of cost management activities, which favorably impacted outside services, corporate fees and labor, and lower employee benefit costs. The reduced costs were partially offset by $6.3 million of expenses incurred by HP Storage. The 2011 period was favorably impacted by $6.2 million of gains from the sale of storage gas.

Total other deductions for the three months ended September 30, 2012 decreased by $1.5 million, or 3%, to $43.6 million compared to $45.1 million for the 2011 period, driven by a $5.8 million loss on the early extinguishment of debt recognized in the 2011 period, partially offset by higher interest expense of $3.9 million resulting from increased debt levels and higher average interest rates in 2012.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Our net income for the nine months ended September 30, 2012, increased $71.3 million, or 49%, to $216.7 million compared to $145.4 million for the nine months ended September 30, 2011. The increase in net income was primarily a result of items which negatively impacted the 2011 period, the acquisition of HP Storage and other items noted below.

Operating revenues for the nine months ended September 30, 2012, increased $17.4 million, or 2%, to $859.3 million, compared to $841.9 million for the nine months ended September 30, 2011. The increase was due to $36.9 million of revenues earned by HP Storage, higher PAL and storage revenues of $9.6 million, resulting from improved market conditions, and higher firm transportation revenues of $3.4 million due to contractual capacity increases. The increase in revenues was partially offset by a decrease in retained fuel of $33.2 million primarily due to lower natural gas prices, and lower interruptible transportation service revenues due to a decrease in basis spreads between locations on the pipelines.

Operating costs and expenses for the nine months ended September 30, 2012, decreased $49.9 million, or 9%, to $514.5 million, compared to $564.4 million for the nine months ended September 30, 2011. The primary drivers of the decrease were lower fuel costs of $25.7 million primarily due to lower natural gas prices, lower administrative and general costs of $19.7 million as a result of cost management activities, which favorably impacted outside services, corporate fees and labor and $4.9 million of gains on the sale of pipe inventory and insurance recoveries related to a fire at our Carthage compressor station. These decreases were partially offset by $8.2 million of asset impairment charges, $2.8 million of which was related to our Owensboro, Kentucky, office facilities and the remainder of which was primarily related to the expected retirement of certain small-diameter pipeline assets, and $21.4 million of expenses incurred by HP Storage. The 2011 period was unfavorably impacted by an impairment charge of $28.6 million related to materials and supplies which were subsequently sold, a $5.0 million charge related to the fire mentioned above and a $3.7 million natural gas storage loss at our Bistineau facility, and favorably impacted by $9.2 million of gains from the sale of storage gas.

Total other deductions for the nine months ended September 30, 2012 decreased by $4.1 million, or 3%, to $127.7 million compared to $131.8 million for the 2011 period, driven by a $13.2 million loss on the early extinguishment of debt recognized in the 2011 period, partially offset by higher interest expense of $8.5 million resulting from increased debt levels and higher average interest rates in 2012.

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

We may seek to access the capital markets to fund some or all of our growth capital expenditures. In addition, we have a significant amount of debt maturing in the next five years. Our ability to access the capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2012 and 2011 were $51.3 million and $60.6 million. Growth capital expenditures were $84.2 million and $56.3 million for the nine months ended September 30, 2012 and 2011. We expect our 2012 growth capital expenditures to be approximately $200.0 million, including approximately $20.0 million of projects associated with Boardwalk Louisiana Midstream.

Equity and Debt Financing

In October 2012, we completed a public offering of 11.2 million of our common units at a price of $26.99 per unit. We received net cash proceeds of approximately $297.6 million after deducting underwriting discounts and offering expenses of $10.4 million and including a $6.2 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to purchase BPHC's 65% equity ownership interest of BAC Joint Venture and to repay borrowings under our revolving credit facility.

In August 2012, we completed a public offering of 11.6 million of our common units at a price of $27.80 per unit. We received net cash proceeds of approximately $317.9 million after deducting underwriting discounts and offering expenses of $11.2 million and including a $6.6 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to repay borrowings under our revolving credit facility.

In June 2012, we received net proceeds of approximately $296.5 million after deducting initial purchaser discounts and offering expenses of $3.5 million from the sale of $300.0 million of 4.00% senior unsecured notes of Gulf South due June 15, 2022. We used the proceeds to repay borrowings under our revolving credit facility.

In February 2012, we completed a public offering of 9.2 million of our common units at a price of $27.55 per unit. We received net cash proceeds of approximately $250.2 million after deducting underwriting discounts and offering expenses of $8.5 million and including a $5.2 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to purchase the remaining equity ownership interest of HP Storage.

Revolving Credit Facility

As of September 30, 2012, we had $350.0 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 1.35% and no letters of credit issued thereunder. At September 30, 2012, we had available borrowing capacity of $650.0 million and were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 8 in Item 1 of this report.

Long-Term Debt – Affiliate

As of September 30, 2012, we had $100.0 million of loans outstanding under our Subordinated Loan Agreement with BPHC, with no additional borrowing capacity. For further information on our long-term debt-affiliate, refer to Note 8 in Item 1 of this report.

Retirement of Debt

In August 2012, $225.0 million aggregate principal amount of Gulf South's 5.75% notes due 2012 matured and were retired in full. In September 2012, we repaid in full HP Storage's $200.0 million variable rate term loan due December 1, 2016, and have no further available borrowing capacity under this term loan. The retirement of this debt was financed through borrowings under our revolving credit facility.

Distributions

For the nine months ended September 30, 2012 and 2011, we paid distributions of $350.6 million and $312.1 million to our partners. Note 7 in Part I, Item I, of this report contains further discussion regarding our distributions.

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our "available cash," as defined in our partnership agreement, on a quarterly basis. Our distributions are determined by the board of directors of our general partner based on our financial position, earnings, cash flow and other relevant factors. There is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restriction or limitations. Refer to Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $68.6 million to $414.1 million for the nine months ended September 30, 2012, compared to $345.5 million for the comparable 2011 period, primarily due to a $71.3 million increase in net income and partially offset by a decrease in non-cash adjustments of $23.4 million.

Changes in cash flow from investing activities

Net cash used in investing activities increased $20.1 million to $119.5 million for the nine months ended September 30, 2012, compared to $99.4 million for the comparable 2011 period. The increase was primarily driven by an increase in capital expenditures, partially offset by insurance recoveries received related to a fire at our Carthage compressor station.

Changes in cash flow from financing activities

Net cash used in financing activities increased $88.7 million to $305.6 million for the nine months ended September 30, 2012, compared to $216.9 million for the comparable 2011 period. The increase in cash used in financing activities resulted from a payment made to BPHC of $284.8 million to purchase the remaining 80% equity ownership interest in HP Storage and a $38.5 million increase in distributions to our partners. The increase in cash used in financing activities was partly offset by proceeds of $394.5 million from the issuance and sale of equity, including related general partner contributions and an increase in net borrowings of $179.6 million of long-term debt, including borrowings under our revolving credit facility. The 2011 period was impacted by $21.0 million for premiums paid on the early extinguishment of debt.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of September 30, 2012, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,175.0	$—	$525.0	$1,175.0	$1,475.0
Interest on long-term debt (2)	971.7	150.8	294.5	235.4	291.0
Capital commitments (3)	94.6	94.6	—	—	—
Total	$4,241.3	$245.4	$819.5	$1,410.4	$1,766.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $350.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017, and our Subordinated Loans, which initially mature in April 2022. Amounts owed under the Subordinated Loan Agreement are included in the more than 5 year column in the contractual obligations table, but the amounts outstanding can be called by BPHC with fifteen months notice.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a weighted-average interest rate of 1.35% and an unused commitment fee of 0.16% as of September 30, 2012, $5.7 million, $11.5 million and $9.1 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2012.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have funded approximately $7.5 million to the Texas Gas pension plan and we do not expect to fund additional amounts in 2012.

Off-Balance Sheet Arrangements

At September 30, 2012, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part 1 Item 1 of this report.

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

4.1
Indenture dated as of June 12, 2012, between Gulf South Pipeline Company, LP and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2012).

4.2
Registration Rights Agreement dated June 12, 2012 between Gulf South Pipeline Company, LP and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2012).

10.1
Second Amended and Restated Revolving Credit Agreement, dated as of April 27, 2012, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP, Gulf Crossing Pipeline Company LLC, Boardwalk HP Storage Company, LLC and Boardwalk Midstream, LLC, as Borrowers, Boardwalk Pipeline Partners, LP, and the several lenders and issuers from time to time party hereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents,  and Bank of China, New York Branch, Royal Bank of Canada, and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, RBC Capital Markets and Union Bank, N.A.,  as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).

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

10.4
Limited Liability Company Agreement of Boardwalk Acquisition Company, LLC dated effective as of August 16, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 22, 2012.

*10.5
$225,000,000 Term Loan Agreement, dated as of October 1, 2012, among Boardwalk Acquisition Company, LLC, and the several lenders and issuers from time to time party hereto, Citibank, N.A., as administrative agent, Barclays Bank PLC and Deutsche Bank Securities Inc., as co-syndication agents, Citigroup Global Markets Inc., Barclays Bank PLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
Dated: October 29, 2012	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial & Administrative Officer