Form 10-K
period 2012-12-31
Boardwalk Pipeline Partners, LP
filed 2013-02-20
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2012, was approximately $2.3 billion. As of February 20, 2013, the registrant had 207,707,134 common units outstanding and 22,866,667 Class B units outstanding.
Documents incorporated by reference.    None.

TABLE OF CONTENTS

2012 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Report to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (Petal), Hattiesburg Gas Storage Company (Hattiesburg), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream), formerly PL Midstream, LLC, and Boardwalk Storage Company, LLC (Boardwalk Storage) (together, the operating subsidiaries), and consists of integrated natural gas and natural gas liquids (NGLs) pipeline and storage systems and natural gas gathering and processing. All of our operations are conducted by our operating subsidiaries. Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owns 102.7 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, our 2% general partner interest and all of our incentive distribution rights (IDRs). As of February 20, 2013, the common units, class B units and general partner interest owned by BPHC represent approximately 55% of our equity interests, excluding the IDRs. Our Partnership Interests, in Item 5 contains more information on how we calculate BPHC’s equity ownership. Our common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

In October 2012, we acquired Louisiana Midstream from PL Logistics, LLC for $620.2 million in cash, after customary adjustments and net of cash acquired. In 2011, Boardwalk HP Storage Company, LLC (HP Storage) was formed as a joint venture between the Partnership and BPHC, to acquire and own the assets of Petal, Hattiesburg and related entities. The Partnership owned 20% of HP Storage's equity interests and BPHC owned 80% of the equity interests. The acquisition was completed in December 2011 for $545.5 million in cash. Effective February 1, 2012, the Partnership acquired BPHC's 80% equity ownership interest in HP Storage for $284.8 million in cash. Both of these acquisitions were financed through the issuance and sale of our common units and borrowings under term loan facilities and our revolving credit facility.

The following diagram reflects a simplified version of our organizational structure as of December 31, 2012:

Loews Corporation
100%
Public Unitholders
Boardwalk Pipelines Holding Corp.
100%
Boardwalk GP, LLC and Boardwalk GP, LP
44.6% Limited Partner Interest
53.4% Limited Partner Interest
General Partner Interest
Incentive Distribution Rights
Boardwalk Pipeline Partners, LP
100%
Boardwalk Pipelines, LP
100%
Boardwalk Midstream LLC
Texas Gas Transmission, LLC
Gulf Crossing Pipeline Company LLC
Gulf South Pipeline Company, LP
Boardwalk HP Storage Company, LLC
100%
Boardwalk Field Services, LLC
Boardwalk Acquisition Company, LLC
Boardwalk Louisiana Midstream, LLC
Boardwalk Storage Company, LLC
100%
Petal Gas Storage, L.L.C.
Hattiesburg Gas Storage Company

Our Business

We are a master limited partnership operating in the midstream portion of the natural gas and NGLs industry, providing transportation, storage, gathering and processing services for those commodities. We own approximately 14,410 miles of natural gas and NGLs pipelines, and underground storage caverns having aggregate capacity of approximately 201.0 billion cubic feet (Bcf) of working natural gas and 17.6 million barrels (MMbbls) of NGLs. Our pipeline systems originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

We serve a broad mix of customers, including producers of natural gas, local distribution companies (LDCs), marketers, electric power generators, industrial users and interstate and intrastate pipelines. We provide a significant portion of our natural gas pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation fees which are fees owed regardless of actual pipeline or storage capacity utilization. Other fees are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. Contracts for our services related to NGLs are generally fee based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. For the year ended December 31, 2012, approximately 83% of our revenues were derived from capacity reservation fees under firm contracts, approximately 11% of our revenues were derived from fees based on utilization under firm contracts and approximately 6% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services. Item 6 of this Report contains a summary of our revenues from external customers, net income and total assets, all of which were attributable to our pipeline and storage systems operating in one reportable segment.

The majority of our natural gas transportation and storage rates and general terms and conditions of service are established by, and subject to review and revision by, the Federal Energy Regulatory Commission (FERC). These rates are based upon certain assumptions to allow us the opportunity to recover the cost of providing these services and earn a reasonable return on equity. However, it is possible that we may not recover our costs or earn a return. We are able to charge market-based rates for the majority of our natural gas storage capacity pursuant to authority granted by FERC.

Our Pipeline and Storage Systems

We own and operate approximately 14,170 miles of interconnected natural gas pipelines directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern United States (U.S.) through numerous interconnections with unaffiliated pipelines. We also own and operate more than 240 miles of NGL pipelines in Louisiana. In 2012, our pipeline systems transported approximately 2.5 trillion cubic feet (Tcf) of natural gas and approximately 7.1 MMbbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2012 was approximately 6.9 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 201.0 Bcf, and our NGLs storage facilities consist of eight salt-dome caverns located in one state with an aggregate storage capacity of approximately 17.6 MMbbls. We also own two salt-dome caverns for use in providing brine supply services and to support the NGLs cavern operations.

The principal sources of supply for our natural gas pipeline systems are regional supply hubs and market centers located in the Gulf Coast region, including offshore Louisiana, the Perryville, Louisiana area, the Henry Hub in Louisiana and the Carthage, Texas area. Our pipelines in the Carthage, Texas area provide access to natural gas supplies from the Bossier Sands, Barnett Shale, Haynesville Shale and other natural gas producing regions in eastern Texas and northern Louisiana.  The Henry Hub serves as the designated delivery point for natural gas futures contracts traded on the New York Mercantile Exchange. Our pipeline systems also have access to unconventional mid-continent supplies such as the Woodford Shale in southeastern Oklahoma and the Fayetteville Shale in Arkansas. We also access the Eagle Ford Shale in southern Texas and wellhead supplies in northern and southern Louisiana and Mississippi. We access the Gulf Coast petrochemical industry through our operations at our Choctaw Hub in the Mississippi River corridor area of Louisiana and the Sulphur Hub in the Lake Charles, Louisiana area.

The following is a summary of each of our operating subsidiaries:

Gulf Crossing:  Our Gulf Crossing pipeline system originates near Sherman, Texas, and proceeds to the Perryville, Louisiana area. The market areas are in the Midwest, Northeast, Southeast and Florida through interconnections with Gulf South, Texas Gas and unaffiliated pipelines.

Gulf South:  Our Gulf South pipeline system is located along the Gulf Coast in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The on-system markets directly served by the Gulf South system are generally located in eastern Texas, Louisiana, southern Mississippi, southern Alabama and the Florida Panhandle. These markets include LDCs and municipalities located across the system, including New Orleans, Louisiana; Jackson, Mississippi; Mobile, Alabama; and Pensacola, Florida, and other end-users located across the system, including the Baton Rouge to New Orleans industrial corridor and Lake Charles,

Louisiana. Gulf South also has indirect access to off-system markets through numerous interconnections with unaffiliated interstate and intrastate pipelines and storage facilities. These pipeline interconnections provide access to markets throughout the northeastern and southeastern U.S. Gulf South has two natural gas storage facilities. The natural gas storage facility located in Bistineau, Louisiana, has approximately 78.0 Bcf of working gas storage capacity from which Gulf South offers firm and interruptible storage service, including no-notice service. Gulf South’s Jackson, Mississippi, natural gas storage facility has approximately 5.0 Bcf of working gas storage capacity, which is used for operational purposes and is not offered for sale to the market.

Texas Gas:  Our Texas Gas pipeline system originates in Louisiana, East Texas and Arkansas and runs north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas directly serves LDCs, municipalities and power generators in its market area, which encompasses eight states in the South and Midwest and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.  A large portion of the gas delivered by the Texas Gas system is used for heating during the winter months.

Texas Gas owns nine natural gas storage fields, of which it owns the majority of the working and base gas. Texas Gas uses this gas to meet the operational requirements of its transportation and storage customers and the requirements of its no-notice service customers. Texas Gas also uses its storage capacity to offer firm and interruptible storage services.

Field Services: Field Services operates natural gas gathering, compression, treating and processing infrastructure in southern Texas and in the Marcellus Shale area in Pennsylvania.

HP Storage: HP Storage owns and operates seven high deliverability salt dome natural gas storage caverns in Forrest County, Mississippi, having approximately 36.3 Bcf of total storage capacity, of which approximately 23.0 Bcf is working gas capacity. HP Storage also operates approximately 105 miles of pipeline which connects its facilities with several major natural gas pipelines and owns undeveloped land which is suitable for up to six additional storage caverns, one of which is expected to be placed in service in 2013.

Louisiana Midstream: Louisiana Midstream provides transportation and storage services for natural gas and NGLs, fractionation services for NGLs, and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana - the Choctaw Hub in the Mississippi River Corridor area and the Sulphur Hub in the Lake Charles area. These assets provide approximately 53.2 MMbbls of salt dome storage capacity, including approximately 11.0 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and more than 240 miles of pipeline assets, including an extensive ethylene distribution system.

The following table provides information for our pipeline and storage systems as of December 31, 2012:

Pipeline and Storage Systems	Miles of Pipeline	Working Gas Storage Capacity	Peak-day Delivery Capacity	Average Daily Throughput
		(Bcf)	(Bcf/d)	(Bcf/d)
Gulf Crossing	360	—	1.7	1.3
Gulf South	7,240	83.0	6.8	3.0
Texas Gas	6,110	84.0	4.4	2.5
Field Services	355	—	—	—
HP Storage	105	23.0	—	0.1
Louisiana Midstream	240	11.0 (1)	—	—

(1)
Louisiana Midstream also has approximately 17.6 MMbbls of salt-dome NGLs storage capacity in addition to the 11.0 Bcf of working gas storage capacity. Louisiana Midstream has two salt-dome caverns for use in providing brine supply services.

Current Expansion Projects

Southeast Market Expansion: Our Southeast Market Expansion project consists of constructing an interconnection between Gulf South and Petal, adding additional compression facilities to our system and constructing approximately 70 miles of 24-inch and 30-inch pipeline in southeastern Mississippi. The project will add approximately 0.5 Bcf per day of peak-day transmission capacity to our Gulf South system from multiple locations in Texas and Louisiana to Mississippi, Alabama and Florida and is fully contracted with a weighted average contract life of approximately 10 years. The project, which is subject to FERC approval, is expected to cost approximately $300.0 million and to be placed in service in the second half 2014.

South Texas Eagle Ford Expansion:  We are constructing 55 miles of gathering pipeline and a cryogenic processing plant in south Texas. The system will have the capability of gathering in excess of 0.3 Bcf per day of liquids-rich gas in Karnes and Dewitt counties, which reside in the Eagle Ford Shale production area, and processing up to 150 million cubic feet (MMcf) per day of liquids-rich gas. Field Services will provide re-delivery of processed residue gas to a number of interstate and intrastate pipelines, including Gulf South. The project is supported by long-term fee-based gathering and processing agreements with two customers under which they have committed to approximately 50% of the plant's processing capacity. The plant and new pipeline are expected to cost approximately $180.0 million and to be placed in service in April 2013.

Natural Gas Salt-Dome Storage Project:  We are developing a new salt dome storage cavern at Petal having working gas capacity of approximately 5.3 Bcf, which we expect to cost approximately $23.0 million and to be placed in service in the second quarter 2013.

Choctaw Brine Supply Expansion Projects: We are engaged in two brine supply service expansion projects. The first brine supply project consists of the development of a one million barrel brine pond, which was placed in service in January 2013 at a total cost of approximately $13.0 million. We have executed seven-year, fixed-fee contracts in support of this project. The second project, which is supported by a 20-year commitment with minimum volume requirements, consists of constructing 26 miles of 12-inch pipeline from our facilities to a petrochemical customer's plant. This project is expected to cost approximately $50.0 million and to be placed in service in the third quarter 2013.

Nature of Contracts

We contract with our customers to provide transportation and storage services on a firm and interruptible basis. We also provide bundled firm transportation and storage services, which we provide to our natural gas customers as no-notice services, and we provide interruptible PAL services for our natural gas customers. We provide brine supply services for certain petrochemical customers and fractionation services.

Transportation Services. We offer natural gas transportation services on both a firm and interruptible basis. Our natural gas customers choose, based upon their particular needs, the applicable mix of services depending upon availability of pipeline capacity, the price of services and the volume and timing of the customer’s requirements. Our natural gas firm transportation customers reserve a specific amount of pipeline capacity at specified receipt and delivery points on our system. Firm natural gas customers generally pay fees based on the quantity of capacity reserved regardless of use, plus a commodity and a fuel charge paid on the volume of natural gas actually transported. Capacity reservation revenues derived from a firm service contract are generally consistent during the contract term, but can be higher in winter periods than the rest of the year, especially for no-notice service agreements. Firm transportation contracts generally range in term from one to ten years, although we may enter into shorter or longer term contracts. In providing interruptible natural gas transportation service, we agree to transport natural gas for a customer when capacity is available. Interruptible natural gas transportation service customers pay a commodity charge only for the volume of gas actually transported, plus a fuel charge. Interruptible transportation agreements have terms ranging from day-to-day to multiple years, with rates that change on a daily, monthly or seasonal basis. Our NGLs transportation services are generally fee based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply.

Storage Services. We offer customers natural gas storage services on both a firm and interruptible basis. Firm storage customers reserve a specific amount of storage capacity, including injection and withdrawal rights, while interruptible customers receive storage capacity and injection and withdrawal rights when it is available. Similar to firm transportation customers, firm storage customers generally pay fees based on the quantity of capacity reserved plus an injection and withdrawal fee. Firm storage contracts typically range in term from one to ten years. Interruptible storage customers pay for the volume of gas actually stored plus injection and withdrawal fees. Generally, interruptible storage agreements are for monthly terms. We are able to grant market-based rates for the majority of our natural gas storage capacity pursuant to authority granted by FERC. Our NGLs storage rates are market-based rates and contracts are typically fixed-price arrangements with escalation clauses.

No-Notice Services. No-notice services consist of a combination of firm natural gas transportation and storage services that allow customers to withdraw natural gas from storage with little or no notice. Customers pay a reservation charge based upon the capacity reserved plus a commodity and a fuel charge based on the volume of gas actually transported. In accordance with its tariff, Texas Gas loans stored gas to certain of its no-notice customers who are obligated to repay the gas in-kind.

Parking and Lending Service. PAL is an interruptible service offered to customers providing them the ability to park (inject) or borrow (withdraw) natural gas into or out of our pipeline systems at a specific location for a specific period of time. Customers pay for PAL service in advance or on a monthly basis depending on the terms of the agreement.

Customers and Markets Served

We contract directly with producers of natural gas, and with end-use customers including LDCs, marketers, electric power generators, industrial users and interstate and intrastate pipelines who, in turn, provide transportation and storage services to end-users. Based on 2012 revenues, our customer mix was as follows: natural gas producers (53%), LDCs (19%), marketers (18%), power generators (7%) and industrial end users and others (3%). Based upon 2012 revenues, our deliveries were as follows: pipeline interconnects (64%), LDCs (17%), storage activities (10%), power generators (5%), industrial end-users (3%) and other (1%). One customer, Devon Gas Services, LP, accounted for approximately 12% of our 2012 operating revenues.

Natural Gas Producers. Producers of natural gas use our services to transport gas supplies from producing areas, primarily from the Gulf Coast and Mid Continent regions, including shale natural gas production areas in Texas, Louisiana, Oklahoma and Arkansas, to supply pools and to other customers on and off of our systems. Producers contract with us for storage services to store excess production and to optimize the ultimate sales prices for their gas.

LDCs. Most of our LDC customers use firm natural gas transportation services, including no-notice service. We serve approximately 180 LDCs at more than 300 delivery locations across our pipeline systems. The demand of these customers peaks during the winter heating season.

Marketers. Natural gas marketing companies utilize our services to provide services to our other customer groups as well as to customer groups in off-system markets. The services may include combined gas transportation and storage services to support the needs of the other customer groups. Some of the marketers are sponsored by LDCs or producers.

Power Generators. Our natural gas pipelines are directly connected to 40 natural-gas-fired power generation facilities in ten states. The demand of the power generating customers peaks during the summer cooling season which is counter to the winter season peak demands of the LDCs. Most of our power-generating customers use a combination of no-notice, firm and interruptible transportation services.

Pipelines (off-system). Our natural gas pipeline systems serve as feeder pipelines for long-haul interstate pipelines serving markets throughout the midwestern, northeastern and southeastern portions of the U.S. We have numerous interconnects with third-party interstate and intrastate pipelines.

Industrial End Users. We provide approximately 170 industrial facilities with a combination of firm and interruptible natural gas and NGLs transportation and storage services. Our pipeline systems are directly connected to industrial facilities in the Baton Rouge to New Orleans industrial corridor; Lake Charles, Louisiana; Mobile, Alabama and Pensacola, Florida. We can also access the Houston Ship Channel through third-party natural gas pipelines.

Competition

We compete with numerous other pipelines that provide transportation storage and other services at many locations along our pipeline systems.  We also compete with pipelines that are attached to new natural gas supply sources that are being developed closer to some of our traditional natural gas market areas. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of our traditional customers. As a result of regulators’ policies, capacity segmentation and capacity release have created an active secondary market which increasingly competes with our own natural gas pipeline services. Further, natural gas competes with other forms of energy available to our customers, including electricity, coal, fuel oils and other alternative fuel sources.

The principal elements of competition among pipelines are available capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition, in particular flexibility, terms of service and reliability, are key differentiating factors between competitors.  This is especially the case with capacity being sold on a longer-term basis.  We are focused on finding opportunities to enhance our competitive profile in these areas by increasing the flexibility of our pipeline systems to meet the demands of customers such as power generators and industrial users, and are continually reviewing our services and terms of service to offer customers enhanced service options.

Seasonality

Our revenues can be affected by weather, natural gas price levels and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short-term value of transportation and storage across our pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of our revenues. During 2012, approximately 53% of our revenues and 57% of our operating income were recognized in the first and fourth quarters of the year, excluding asset impairments, gains and losses on the disposal of operating assets and the impact of the Louisiana Midstream acquisition.

Government Regulation

Federal Energy Regulatory Commission. FERC regulates our natural gas operating subsidiaries under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, our interstate natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by FERC covering certain of their facilities, activities and services. FERC also prescribes accounting treatment for our interstate natural gas pipeline subsidiaries which is separately reported pursuant to forms filed with FERC. The regulatory books and records and other activities of our subsidiaries that operate under FERC's jurisdiction may be periodically audited by FERC.

The maximum rates that may be charged by our operating subsidiaries that operate under FERC's jurisdiction for all aspects of the natural gas transportation services they provide are established through FERC’s cost-of-service rate-making process. The maximum rates that may be charged by us for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through FERC’s cost-of-service rate-making process. Key determinants in FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. FERC has authorized us to charge market-based rates for firm and interruptible storage services for the majority of our storage facilities. None of our FERC-regulated entities has an obligation to file a new rate case.

U.S. Department of Transportation (DOT). We are regulated by DOT under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979 (NGPSA), and the Hazardous Liquids Pipeline Safety Act of 1979 (HLPSA). The NGPSA and HLPSA regulate safety requirements in the design, construction, operation and maintenance of interstate natural gas and NGLs pipeline facilities. We have received authority from the Pipeline and Hazardous Materials Safety Administration (PHMSA), an agency of DOT, to operate certain natural gas pipeline assets under special permits that will allow us to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (SMYS). Operating at higher than normal operating pressures will allow us to transport all of the volumes we have contracted for with our customers. PHMSA retains discretion whether to grant or maintain authority for us to operate our natural gas pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along our pipelines and take additional measures to protect pipeline segments located in highly populated areas. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act) was enacted in 2012 and increased maximum civil penalties for certain violations to $200,000 per violation per day, and from a total cap of $1.0 million to $2.0 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

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

•	the Water Pollution Control Act, commonly referred to as the Clean Water Act, and analogous state laws which regulate discharge of wastewater from our facilities into state and federal waters;

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

Effects of Compliance with Environmental Regulations

Note 4 in Item 8 of this Report contains information regarding environmental compliance.

Employee Relations

At December 31, 2012, we had approximately 1,200 employees, approximately 110 of whom are included in collective bargaining units. A satisfactory relationship exists between management and labor. We maintain various defined contribution plans covering substantially all of our employees and various other plans which provide regular active employees with group life, hospital, and medical benefits, as well as disability benefits. We also have a non-contributory, defined benefit pension plan and a postretirement medical plan which covers Texas Gas employees hired prior to certain dates. Note 11 in Item 8 of this Report contains further information regarding our employee benefits.

Available Information

Our website is located at www.bwpmlp.com. We make available free of charge through our website our annual reports on Form 10-K, which include our audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as we electronically file such material with the Securities and Exchange Commission (SEC). These documents are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or at the SEC's website at www.sec.gov. You can obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, copies of these documents, excluding exhibits, may be requested at no cost by contacting Investor Relations, Boardwalk Pipeline Partners, LP, 9 Greenway Plaza, Suite 2800, Houston, TX 77046.

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

Each year, a portion of our natural gas transportation contracts expire and need to be renewed or replaced. We may not be able to extend contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts. A key driver that influences the rates and terms of our transportation contracts is the current and anticipated basis spreads - generally meaning the difference in the price of natural gas at receipt and delivery points on our natural gas pipeline systems - which influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by our pipeline systems. As new sources of natural gas have been identified and developed, changes in pricing dynamics between supply basins, pooling points and market areas have occurred. As a result of the increase in overall pipeline capacity and the new sources of supply, basis spreads on our pipeline systems have narrowed over the past several years, reducing the transportation rates we can negotiate with our customers on contracts due for renewal for our firm transportation services. The narrowing of basis differentials has also adversely affected the rates we are able to charge for our interruptible and short-term firm transportation services. As a result, the rates we are able to obtain on renewals of expiring contracts are generally lower than those under the expiring contracts, which adversely impacts our revenues, EBITDA and distributable cash.

The development of large new gas supply basins in the U.S. and the overall increase in the supply of natural gas created by such development can significantly affect our business.

Growing supplies of natural gas are being produced in new production areas that are not connected to our system and are closer to large end-user market areas than the supply basins connected to our system that traditionally served these markets. For example, gas produced in the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio is being shipped to nearby northeast markets such as New York and Philadelphia which have traditionally been served by gas produced in Gulf Coast and mid-continent production areas. which are connected to our pipelines. This has caused and may continue to cause gas produced in supply areas connected to our system to be diverted to other market areas which may adversely affect capacity utilization and transportation rates on our systems. In addition, as discussed above, growing supplies of natural gas from developing supply basins, especially shale plays, connected to our system have caused and may continue to cause basis spreads to narrow. All of these dynamics continue to impair our ability to renew or replace existing contracts or to sell interruptible and short-term firm transportation services at attractive rates, which adversely impacts our revenues, EBITDA and distributable cash.

Changes in the price of natural gas and NGLs impacts supply of and demand for those commodities, which impacts our business.

Natural gas prices in the U.S. are currently lower than historical averages driven by the abundant and growing gas supply discussed above. The prices of natural gas and NGLs fluctuates in response to changes in supply and demand, market uncertainty and a variety of additional factors, including:

•	worldwide economic conditions;

•	weather conditions, seasonal trends and hurricane disruptions;

•	the relationship between the available supplies and the demand for natural gas and NGLs;

•	new supply sources;

•	the availability of adequate transportation capacity;

•	storage inventory levels;

•	the price and availability of oil and other forms of energy;

•	the effect of energy conservation measures;

•	the nature and extent of, and changes in, governmental regulation, new regulations adopted by the EPA, for example, greenhouse gas legislation and taxation; and

•	the anticipated future prices of natural gas, oil and other commodities.

It is difficult to predict future changes in natural gas and NGLs prices. However, the economic environment that has existed over the last several years generally indicates a bias toward continued downward pressure on natural gas prices. Sustained low natural gas prices could negatively impact producers, including those directly connected to our pipelines that have contracted for capacity with us.

Conversely, future increases in the price of natural gas could make alternative energy sources more competitive and reduce demand for natural gas. A reduced level of demand for natural gas could reduce the utilization of capacity on our systems, reduce the demand for our services and could result in the non-renewal of contracted capacity as contracts expire and affect our midstream businesses.

We may not have sufficient available cash to continue making distributions to unitholders at the current distribution rate, or at all.

The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations and financing activities and the amount of cash we require, or determine to use, for other purposes, all of which fluctuate from quarter to quarter based on a number of factors, many of which are beyond our control. Some of the factors that influence the amount of cash we have available for distribution in any quarter include:

•	the level of capital expenditures we make or anticipate making, including for expansion and growth projects;

•	the cost and form of payment for pending or anticipated acquisitions and growth or expansion projects and the commercial success of any such initiatives;

•	the amount of cash necessary to meet current or anticipated debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and/or access capital markets to fund operations or capital expenditures, including acquisitions; restrictions contained in our debt agreements; and

•
fluctuations in cash generated by our operations, including as a result of the seasonality of our business, customer payment issues and general business conditions such as, among others, contract renewals, basis spreads, market rates, and fluctuations in PAL revenues.

We may determine to reduce or eliminate distributions at any time we determine that our cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects or other business needs.

Investments that we make, whether through acquisitions or growth projects, that appear to be accretive may nevertheless reduce our distributable cash flows.

We plan to continue to grow and diversify our business by among other things, investing in assets through acquisitions and organic growth projects. Our ability to grow, diversify and increase distributable cash flows will depend, in part, on our ability to close and execute on accretive acquisitions and projects. Any such transaction involves potential risks that may include, among other things:

•	the diversion of management's and employees' attention from other business concerns;

•	inaccurate assumptions about volume, revenues and costs, including potential synergies;

•	a decrease in our liquidity as a result of our using available cash or borrowing capacity to finance the acquisition or project;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition or project;

•	inaccurate assumptions about the overall costs of equity or debt;

•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	changes in regulatory requirements.
Additionally, acquisitions contain the following risks:

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of unknown liabilities for which we are not indemnified, for which our indemnity is inadequate or for which our insurance policies may exclude from coverage;

•	limitations on rights to indemnity from the seller; and

•	customer or key employee losses of an acquired business.

We are exposed to credit risk relating to nonperformance by our customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables for services provided, future performance under firm agreements and volumes of gas or other products owed by customers for imbalances or product loaned by us to them under certain of our services. For our FERC-regulated business, our tariffs only allow us to require limited credit support in the event that our transportation customers are unable to pay for our services. If any of our significant customers have credit or financial problems which result in a delay or failure to pay for services provided by us or contracted for with us, or to repay the product they owe us, it could have a material adverse effect on our business. In addition, as contracts expire, the credit or financial failure of any of our customers could also result in the non-renewal of contracted capacity, which could have a material adverse effect on our business. Item 7A of this Report contains more information on credit risk arising from products loaned to customers.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers could result in a decline in our revenues.

We rely on a limited number of customers for a significant portion of revenues. Our largest customer in terms of revenue, Devon Gas Services, LP, represented over 12% of our 2012 revenues. Our top ten customers comprised approximately 47% of our revenues in 2012. We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms which could materially reduce our contracted transportation volumes and the rates we can charge for our services.

A failure in our computer systems or a cyber security attack on any of our facilities, or those of third parties, may affect adversely our ability to operate our business.

We have become more reliant on technology to help increase efficiency in our businesses. Our businesses are dependent upon our operational and financial computer systems to process the data necessary to conduct almost all aspects of our business, including the operation of our pipeline and storage facilities and the recording and reporting of commercial and financial transactions. Any failure of our computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business.

It has been reported that unknown entities or groups have mounted so-called “cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Any cyber attacks that affect our facilities, or those of our customers, suppliers or others with whom we do business could have a material adverse effect on our business, cause us a financial loss and/or damage our reputation.

We compete with other energy companies.

The principal elements of competition among pipeline systems are availability of capacity, rates, terms of service, access to supplies, flexibility and reliability of service. Additionally, FERC's policies promote competition in natural gas markets by increasing the number of natural gas transportation options available to our customer base. Increased competition could reduce the volumes of product we transport or store or, in instances where we do not have long-term contracts with fixed rates, could cause us to decrease the transportation or storage rates we can charge our customers. Competition could intensify the negative impact of factors that adversely affect the demand for our services, such as adverse economic conditions, weather, higher fuel costs and taxes or other regulatory actions that increase the cost, or limit the use, of products we transport and store.

Our revolving credit facility contains operating and financial covenants that restrict our business and financing activities.

Our revolving credit facility contains operating and financial covenants that may restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our credit agreement limits our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. The agreement also requires us to maintain a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of no more than five to one, which limits the amount of additional indebtedness we can incur, including to grow our business. Future financing agreements we may enter into may contain similar or more restrictive covenants.

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

There are a variety of operating risks inherent in our transportation and storage operations such as leaks and other forms of releases, explosions, fires and mechanical problems. Additionally, the nature and location of our business may make us susceptible to catastrophic losses from hurricanes or other named storms, particularly with regard to our assets in the Gulf Coast region, windstorms, earthquakes, hail, and severe winter weather. Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial financial losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

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

The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the markets for our natural gas transportation and storage services. While we are taking steps that we believe are appropriate to increase the security of our assets, we may not be able to completely secure our assets or completely protect them against a terrorist attack.

Regulatory Risks

Regulation by FERC

We are subject to extensive regulation by FERC, including rules and regulations related to the rates we can charge for our services.

Our business operations are subject to extensive regulation by FERC, including the types and terms of services we may offer to our customers, construction of new facilities, creation, modification or abandonment of services or facilities, recordkeeping and relationships with affiliated companies. FERC action in any of these areas could adversely affect our ability to compete for business, construct new facilities, offer new services or recover the full cost of operating our pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to FERC's regulations.

Our natural gas transportation and storage operations are subject to FERC's rate-making policies which could limit our ability to recover the full cost of operating our pipelines, including earning a reasonable return.

We are subject to extensive regulations relating to the rates we can charge for our natural gas transportation and storage operations. For our cost-based services, FERC establishes both the maximum and minimum rates we can charge. The basic elements that FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. We may not be able to recover all of our costs, including certain costs associated with pipeline integrity, through existing or future rates.

Customers or FERC can challenge the existing rates on any of our pipelines. Such a challenge against us could adversely affect our ability to charge rates that would cover future increases in our costs or even to continue to collect rates to maintain our current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

If any of our pipelines under FERC jurisdiction were to file a rate case, or if they have to defend their rates in a proceeding commenced by a customer or FERC, we would be required, among other things, to establish that the inclusion of an income tax allowance in our cost of service is just and reasonable. Under current FERC policy, since we are a limited partnership and do not pay U.S. federal income taxes, this would require us to show that our unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing, our general partner may elect to require owners of our units to re-certify their status as being subject to U.S. federal income taxation on the income generated by us or we may attempt to provide other evidence. We can provide no assurance that the evidence we might provide to FERC will be sufficient to establish that our unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by our jurisdictional pipelines. If we are unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by our pipelines, which could result in a reduction of such maximum rates from current levels.

Pipeline safety laws and regulations

Pipeline safety laws and regulations requiring the performance of integrity management programs or the use of certain safety technologies could subject us to increased capital and operating costs and require us to use more comprehensive and stringent safety controls.

Our pipelines are subject to regulation by the DOT under the NGPSA with respect to natural gas and the HLPSA with respect to NGLs, both as amended. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGLs pipeline facilities. These amendments have resulted in the adoption of rules by the DOT, through PHMSA, that require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in high consequence areas, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. These regulations have resulted in an overall increase in our maintenance costs. Due to recent highly publicized incidents on certain pipelines in the U.S., it is possible that PHMSA may develop more stringent regulations. We could incur significant additional costs if new or more stringently interpreted pipeline safety requirements are implemented.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act) was enacted and signed into law in early 2012. Under the 2011 Act, maximum civil penalties for certain violations have been increased to $200,000 per violation per day, and from a total cap of $1.0 million to $2.0 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

We need to maintain authority from PHMSA to operate portions of our pipeline systems at higher than normal operating pressures.

We have entered into firm transportation contracts with shippers which utilize the design capacity of certain of our pipeline assets, assuming that we operate those pipeline assets at higher than normal operating pressures (up to 0.80 of the pipeline's SMYS). We have authority from PHMSA to operate those pipeline assets at such higher pressures, however PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, we may not be able to transport all of our contracted quantities of natural gas on our pipeline assets and could incur significant additional costs to re-obtain such authority or to develop alternate ways to meet our contractual obligations.

Environmental Risks

Failure to comply with existing or new environmental laws or regulations or an accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to extensive federal, regional, state and local laws and regulations relating to protection of the environment. These laws include, for example, the Clean Air Act (CAA), the Clean Water Act, CERCLA, the Resource Conservation and Recovery Act, OPA, OSHA and analogous state laws. These laws and regulations may restrict or impact our business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which we dispose of wastes, requiring remedial action to remove or mitigate contamination, requiring capital expenditures to comply with pollution control requirements, and imposing substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating and capital costs and reduced demand for our pipeline and storage services.

The U.S. Congress as well as some states and regional groupings of states have in recent years considered legislation and regulations to reduce emissions of greenhouse gases (GHG). These efforts have included cap-and-trade programs, carbon taxes, GHG reporting and tracking programs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. In addition, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations.

Partnership Structure Risks

Our general partner and its affiliates own a controlling interest in us, have conflicts of interest and owe us only limited fiduciary duties, which may permit them to favor their own interests.

BPHC, a wholly-owned subsidiary of Loews, owns approximately 55% of our equity interests, excluding the IDRs, and owns and controls our general partner, which controls us. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to BPHC. Furthermore, certain directors and officers of our general partner are also directors or officers of affiliates of our general partner. Conflicts of interest may arise between BPHC and its subsidiaries, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:

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

Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by legislative, judicial or administrative changes and differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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

Our unitholders will be treated as partners to whom we will allocate taxable income and who will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not such unitholders receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to such unitholders' share of our taxable income or even equal to the actual tax liability that results from such unitholders' share of our taxable income.

Tax gain or loss on the disposition of our common units could be different than expected.

If our unitholders sell their common units, such unitholders will recognize gain or loss equal to the difference between the amount realized and such unitholders' tax basis in those common units. Distributions in excess of our unitholders' allocable share of our net taxable income decrease their tax basis in their common units. Accordingly, to the extent a unitholder's distributions have exceeded such unitholder's allocable share of our net taxable income, the sale of units by such unitholder will produce taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing a gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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

A unitholder whose units are the subject of a securities loan, (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

     In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in thirteen states. We may own property or conduct business in other states or foreign countries in the future. It is our unitholders' responsibility to file all federal, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We are headquartered in approximately 108,000 square feet of leased office space located in Houston, Texas. We also have approximately 108,000 square feet of leased office space in Owensboro, Kentucky. Our operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our Pipeline and Storage Systems, in Item 1 of this Report contains additional information regarding our material property, including our pipelines and storage facilities.

Item 3.  Legal Proceedings

Refer to Note 4 in Item 8 of this report for a discussion of our legal proceedings.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of December 31, 2012, we had outstanding 207.7 million common units, 22.9 million class B units, a 2% general partner interest and IDRs. The common units and class B units together represent all of our limited partner interests and 98% of our total ownership interests, in each case excluding our IDRs. As discussed below under Our Cash Distribution Policy—Incentive Distribution Rights, the IDRs represent the right for the holder to receive varying percentages of quarterly distributions of available cash from operating surplus in excess of certain specified target quarterly distribution levels. As such, the IDRs cannot be expressed as a constant percentage of our total ownership interests.

BPHC, a wholly-owned subsidiary of Loews, owns 102.7 million of our common units, all 22.9 million of our class B units and, through Boardwalk GP, LP, an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the IDRs. As of February 20, 2013, the common units, class B units and general partner interest held by BPHC represent approximately 55% of our equity interests, excluding IDRs. The additional interest represented by the IDRs is not included in such ownership percentage because, as noted above, the IDRs cannot be expressed as a constant percentage of our ownership.

Market Information

As of February 15, 2013, we had 207.7 million common units outstanding held by approximately 72 holders of record. Our common units are traded on the NYSE under the symbol “BWP.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the NYSE Composite Transactions Tape, and information regarding our quarterly distributions. The closing sales price of our common units on the NYSE on February 15, 2013, was $26.70 per unit.

	Sales Price Range per Common Unit		Cash Distributions per Common Unit (1) (2)
	High	Low
Year ended December 31, 2012:
Fourth quarter	$28.04	$23.55	$0.5325
Third quarter	29.16	26.40	0.5325
Second quarter	28.10	25.15	0.5325
First quarter	29.43	26.09	0.5325
Year ended December 31, 2011:
Fourth quarter	$29.12	$23.82	$0.5300
Third quarter	29.32	23.54	0.5275
Second quarter	33.47	27.01	0.5250
First quarter	33.50	31.01	0.5225

(1)	Represents cash distributions attributable to the quarter and declared and paid to limited partner unitholders within 60 days after quarter end.

(2)
We also paid cash distributions to our general partner with respect to its 2% general partner interest and, with respect to that portion of the distribution in excess of $0.4025 per unit, its IDRs described below. The class B unitholder participates in distributions on a pari passu basis with our common units up to $0.30 per quarter. The class B units do not participate in quarterly distributions above $0.30 per unit and are convertible to common units upon demand by the holder on a one-to-one basis at any time after June 30, 2013.

Our Cash Distribution Policy

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our “available cash,” as that term is defined in our partnership agreement, on a quarterly basis.  However, there is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations, including, among others, our general partner’s broad discretion to establish reserves which could reduce cash available for distributions, FERC regulations which place restrictions on various types of cash management programs employed by companies in the energy industry, including our operating subsidiaries subject to FERC jurisdiction, the requirements of applicable state partnership and limited liability company laws, and the requirements of our revolving credit facility which would prohibit us from making distributions to unitholders if an event of default were to occur. In addition, we may lack sufficient cash to pay distributions to unitholders due to a number of factors, including those described in Item 1A, Risk Factors, of this Report.

Incentive Distribution Rights

IDRs represent a limited partner ownership interest and include the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the target distribution levels have been achieved, as defined in our partnership agreement. Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. In 2012, 2011 and 2010, we paid $30.1 million, $22.3 million and $18.2 million in distributions on behalf of our IDRs. Note 12 in Item 8 of this Report contains more information regarding our distributions.

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

(1)
Distributions to our limited partner unitholders include distributions on behalf of our class B units. The class B units share in quarterly distributions of available cash from operating surplus on a pari passu basis with our common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units do not participate in quarterly distributions above $0.30 per unit and are convertible to common units upon demand by the holder on a one-to-one basis at any time after June 30, 2013.

Equity Compensation Plans

For information about our equity compensation plans, see Note 11 in Item 8 of this Report.

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

	For the Year Ended December 31,
	2012	2011(1)	2010	2009	2008
Total operating revenues	$1,185.0	$1,142.9	$1,116.8	$909.2	$784.8
Net income	306.0	217.0	289.4	162.7	294.0
Total assets	7,862.5	7,266.4	6,878.0	6,895.8	6,721.6
Long-term debt	3,539.2	3,398.7	3,252.3	3,100.0	2,889.4
Net income per common unit	1.37	1.09	1.47	0.88	2.09
Net income per class B unit (2)	0.36	0.14	0.62	0.08	0.60
Net income per subordinated unit (3)	—	—	—	—	1.68
Distributions per common unit (3)	2.1275	2.095	2.030	1.950	1.870
Distributions per class B unit (2)	1.20	1.20	1.20	1.20	0.30
EBITDA (4)	726.5	617.4	658.2	498.0	474.6
Distributable cash flow (4)	499.6	418.7	468.6	322.5	404.6

(1)	Historical amounts for the year ended December 31, 2011, have been recast to retroactively reflect the acquisition of HP Storage.

(2)
In June 2008, we issued and sold approximately 22.9 million class B units. The class B units began sharing in earnings allocations on July 1, 2008 and began participating in distributions with the distribution attributable to the third quarter 2008.

(3)
Distributions per subordinated unit were the same as the distributions per common unit for the year ended December 31, 2008. In November 2008, all of the 33.1 million subordinated units converted to common units.

(4)	Non-GAAP Financial Measures.

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

The following table presents a reconciliation of EBITDA and distributable cash flow to net income, the most directly comparable GAAP financial measure for each of the periods presented below (in millions):

	For the Year Ended December 31,
	2012	2011(1)	2010	2009	2008
Net income	$306.0	$217.0	$289.4	$162.7	$294.0
Income taxes	0.5	0.4	0.5	0.3	1.0
Depreciation and amortization	252.3	227.3	217.9	203.1	124.8
Interest expense	168.4	159.9	151.0	132.1	57.7
Interest income	(0.7)	(0.4)	(0.6)	(0.2)	(2.9)
Loss on debt extinguishment	—	13.2	—	—	—
EBITDA	$726.5	$617.4	$658.2	$498.0	$474.6
Less:
Cash paid for interest (2)	169.8	172.7	146.3	124.4	42.8
Maintenance capital expenditures (3)	79.8	94.6	63.0	58.9	50.5
Other (4)	0.4	0.6	0.4	0.4	(1.0)
Add:
Cash received for settlements (5)	10.4	9.6	—	—	4.7
Proceeds from sale of operating assets	5.9	31.5	30.9	—	63.8
Net (gain) loss on disposal of operating assets	(2.3)	(2.4)	(16.6)	8.2	(49.2)
Asset impairment	9.1	30.5	5.8	—	3.0
Distributable Cash Flow	$499.6	$418.7	$468.6	$322.5	$404.6

(1)	Historical amounts for the year ended December 31, 2011, have been recast to retroactively reflect the acquisition of HP Storage.

(2)
The year ended December 31, 2012, included $9.6 million of payments related to the settlements of interest rate derivatives and the year ended December 31, 2011, included $21.0 million of premiums paid for the early extinguishment of debt. The year ended December 31, 2008 included $15.0 million of payments related to the settlements of interest rate derivatives.

(3)	The year ended December 31, 2011, included $14.3 million of maintenance capital expenditures related to repairs associated with a fire at our Carthage compressor station.

(4)	Includes non-cash items such as the equity component of allowance for funds used during construction.

(5)
The 2012 and 2011 periods represent proceeds received related to insurance recoveries associated with the fire at our Carthage compressor station and a legal settlement. The 2008 period relates to insurance proceeds received related to damages incurred during hurricanes.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a master limited partnership operating in the midstream portion of the natural gas and NGLs industry, providing transportation, storage, gathering and processing services for those commodities. Our pipeline systems originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

We own and operate natural gas and NGLs pipelines, including integrated storage facilities. Our pipeline systems originate in the Gulf Coast region, Oklahoma and Arkansas, and extend northeasterly to the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio. Our pipeline systems contain approximately 14,170 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines and more than 240 miles of NGL pipelines serving customers in Louisiana. In 2012, our pipeline systems transported approximately 2.5 Tcf of natural gas and approximately 7.1 MMbbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2012 was approximately 6.9 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 201.0 Bcf and our NGLs storage facilities located in Louisiana consist of eight salt dome caverns with a storage capacity of 17.6 MMbbls. We also have two salt-dome caverns for use in providing brine supply services and to support NGLs cavern operations. We conduct all of our business through our operating subsidiaries as one reportable segment.

Our transportation services consist of firm natural gas transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, whereby the customer pays to transport gas only when capacity is available and used. We offer firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and PAL services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. Our NGLs contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Our NGLs storage rates are market based rates and contracts are typically fixed-price arrangements with escalation clauses. We are not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in the level of natural gas and NGLs prices may impact the volumes of gas transported and stored on our pipeline systems. Our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Consolidated Statements of Income.

Recent Developments

In October 2012, we acquired Louisiana Midstream from PL Logistics, LLC for $620.2 million in cash, subject to customary adjustments and net of cash acquired. The purchase price was funded through borrowings under a term loan facility and our revolving credit facility and through the issuance and sale of common units. Louisiana Midstream provides salt-dome storage, pipeline transportation, fractionation and brine supply services for producers and consumers of petrochemicals, NGLs and natural gas through two hubs in southern Louisiana, the Choctaw Hub in the Mississippi River corridor and the Sulphur Hub in the Lake Charles area. The assets have approximately 53.2 MMbbls of salt dome storage capacity, including 11.0 Bcf of working natural gas storage capacity, significant brine supply infrastructure, and more than 240 miles of pipeline transportation assets, including an extensive ethylene distribution system in Louisiana.

Refer to Item 1 for further discussion of our projects.

Market Conditions and Contract Renewals

The amount of natural gas being produced from unconventional natural gas production areas has greatly increased in recent years. This dynamic drove the pipeline industry, including us, to construct substantial new pipeline infrastructure to support this development. However, the oversupply of gas from these and other production areas has resulted in gas prices that are substantially lower than in recent years, which has caused producers to scale back production to levels below those that were expected when the new infrastructure was built. In addition, certain of these new supply basins, such as the Marcellus and Utica Shale plays, are closer to the traditional high value markets served by interstate pipelines like us, a development that has further affected how natural gas moves across the interstate pipeline grid. These factors have led to increased competition in certain pipeline markets, as well as substantially narrower price differentials than previous years between producing/supply areas, and market areas (basis spreads), which has put significant downward pressure on pricing for both firm and interruptible transportation capacity that we are currently marketing. We do not expect basis spreads on our system to improve in the current year.

As of December 31, 2012, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 6.0 years. However, each year a portion of our firm transportation agreements expire and must be renewed or replaced. We renewed or replaced contracts for most of the firm transportation capacity that expired in 2012, though on average at lower rates. The amount of contracted transportation capacity which will expire in 2013 is greater than in recent years. In light of the market conditions discussed above, we expect that transportation contracts we renew or enter into in 2013 will be at lower rates than our expiring contracts. Remaining available capacity will be marketed and sold on a short-term firm or interruptible basis, which will also be at lower rates, based on current market conditions. We expect that these circumstances will negatively affect our transportation revenues, EBITDA and distributable cash flows in 2013.

The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Time period price spreads declined from 2010 to 2011 and improved in the first half of 2012; however, we believe that current forward pricing curves indicate that the spreads for 2013 may not be as favorable. Forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas, and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, we cannot predict our future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in our ongoing maintenance costs. Due to recent widely-known incidents that have occurred on certain pipelines in the U.S., it is possible that PHMSA may develop more stringent regulations. We could incur significant additional costs if new or more stringently interpreted pipeline safety requirements are implemented.

Results of Operations

In the fourth quarter 2011, HP Storage, a joint venture between us and BPHC, acquired the assets of Petal, Hattiesburg and related entities. Effective February 1, 2012, we acquired BPHC's 80% equity ownership interest in HP Storage, which was accounted for as a transaction between entities under common control. Our 2011 financial statements have been recast as though we had fully consolidated HP Storage from the beginning of the reporting period during which HP Storage was under common control.

2012 Compared with 2011

Our net income for the year ended December 31, 2012, increased $89.0 million, or 41%, to $306.0 million compared to $217.0 million for the year ended December 31, 2011. The increase in net income was primarily the result of the acquisitions of HP Storage and Louisiana Midstream, items which negatively impacted the 2011 period, and other items noted below.

Operating revenues for the year ended December 31, 2012, increased $42.1 million, or 4%, to $1,185.0 million, compared to $1,142.9 million for the year ended December 31, 2011. The increase was due to $62.5 million of revenues from HP Storage and Louisiana Midstream and higher PAL and storage revenues of $13.6 million, resulting from improved market conditions. The increase in revenues was partially offset by a decrease in retained fuel of $33.9 million primarily due to lower natural gas prices.

Operating costs and expenses for the year ended December 31, 2012, decreased $42.5 million, or 6%, to $711.2 million, compared to $753.7 million for the year ended December 31, 2011. The primary drivers of the decrease were lower fuel costs of $21.3 million primarily due to lower natural gas prices, lower administrative and general expenses of $16.0 million as a result of cost management activities, particularly with regard to outside services, corporate fees and labor and $10.8 million lower operation and maintenance expenses primarily from lower maintenance project costs and outside services. These decreases were partially offset by $37.9 million of expenses incurred by the acquired entities, $19.3 million of which was from depreciation and amortization. We also recorded $9.1 million of asset impairment charges in 2012, of which $2.8 million was related to our Owensboro, Kentucky, office facilities and the remainder related to the expected retirement of certain small-diameter pipeline assets. The 2011 period was unfavorably impacted by an impairment charge of $28.8 million related to materials and supplies which were subsequently sold, a $5.0 million charge related to a fire at our Carthage compressor station and a $3.7 million natural gas storage loss at our Bistineau facility, and favorably impacted by $9.2 million of gains from the sale of storage gas.

Total other deductions for the year ended December 31, 2012 decreased by $4.5 million, or 3%, to $167.3 million compared to $171.8 million for the year ended December 31, 2011 driven by a $13.2 million loss on the early extinguishment of debt recognized in the 2011 period, partially offset by higher interest expense of $8.5 million resulting from increased debt levels in 2012 and interest rate derivatives.

2011 Compared with 2010

Our net income for the year ended December 31, 2011, decreased $72.4 million, or 25%, to $217.0 million compared to $289.4 million for the year ended December 31, 2010. The decrease in net income was a result of a charge related to our materials and supplies, decreased PAL and storage revenues, increased operations and maintenance expenses and a loss on the early extinguishment of debt. These unfavorable impacts to net income were partially offset by higher gas transportation revenues from increased capacities.

Operating revenues for the year ended December 31, 2011, increased $26.1 million, or 2%, to $1,142.9 million, compared to $1,116.8 million for the year ended December 31, 2010. Gas transportation revenues, excluding fuel, increased $61.3 million primarily from increased capacities resulting from the completion of several compression projects in 2010, operating our Fayetteville Lateral at its design capacity and the acquisition of HP Storage. PAL and storage revenues decreased $19.2 million due to decreased parking opportunities from unfavorable natural gas price spreads between time periods and fuel retained decreased $16.0 million primarily due to lower natural gas prices.

Operating costs and expenses for the year ended December 31, 2011, increased $76.8 million, or 11%, to $753.7 million, compared to $676.9 million for the year ended December 31, 2010. In 2011, we recognized an impairment charge of $28.8 million related to materials and supplies, most of which was subsequently sold. Operation and maintenance expenses increased by $17.8 million primarily due to maintenance projects for pipeline integrity management and reliability spending and lower amounts of labor capitalized from fewer growth projects. Other drivers for the increased operating expenses were higher depreciation and property taxes of $12.0 million associated with an increase in our asset base, reduced gains from the sale of storage gas of $8.3 million and $7.6 million incurred by HP Storage, including acquisition costs. These increases were partially offset by lower fuel consumed of $8.8 million primarily due to lower natural gas prices.

Total other deductions increased by $21.8 million, or 15%, to $171.8 million for the year ended December 31, 2011, compared to $150.0 million for the year ended December 31, 2010 driven by a $13.2 million loss on the early extinguishment of debt and higher interest expense of $8.9 million resulting from higher average interest rates on our long-term debt and lower capitalized interest.

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

Capital Expenditures

Maintenance capital expenditures for the years ended December 31, 2012, 2011 and 2010 were $79.8 million $94.6 million and $63.0 million. Growth capital expenditures, including costs associated with our expansion projects, were $147.1 million, $47.3 million and $160.7 million for the years ended December 31, 2012, 2011 and 2010. We expect our total capital expenditures to be approximately $350.0 million in 2013, including approximately $100.0 million for maintenance capital, $42.0 million of which will be related to pipeline integrity management.

Our more significant growth projects for 2013 consist of:

Southeast Market Expansion: We expect to spend approximately $300.0 million to construct an interconnection between our Gulf South and HP Storage subsidiaries, add additional compression facilities to our system and construct approximately 70 miles of 24-inch and 30-inch pipeline in southeastern Mississippi, of which we expect to spend approximately $32.8 million in 2013.

South Texas Eagle Ford Expansion: We expect to spend approximately $180.0 million to construct a gathering pipeline and a cryogenic processing plant in south Texas, of which we spent approximately $106.7 million in 2012 and expect to spend $73.3 million in 2013 to complete the project.

Natural Gas Salt-Dome Storage Project:  In 2013, we expect to place into service approximately 5.3 Bcf of additional working gas capacity associated with the development of a salt-dome natural gas storage cavern. We spent $7.2 million in capital expenditures on this project in 2012 and expect to spend $15.8 million in 2013 to complete the project.

Choctaw Brine Supply Expansion Projects: We are engaged in two brine supply service expansion projects. The first project consists of developing a one million barrel brine pond, which was placed into service January 2013. We spent $3.2 million on the project in 2012 and expect to spend $2.4 million in 2013. The second project consists of constructing 26 miles of 12-inch pipeline from our facilities to a petrochemical customer's plant. We spent $5.5 million on the project in 2012 and expect to spend $37.2 million in 2013 to complete the project.

Refer to Item 1 for further discussion of these projects.

Equity and Debt Financing

We anticipate that our existing capital resources, including our revolving credit facility and future cash flows will be adequate to fund our operations, including our maintenance capital expenditures. We may seek to access the capital markets to fund some or all of our growth capital expenditures, acquisitions or for general corporate purposes, including to refinance all or a portion of our indebtedness, a significant amount of which matures in the next five years. In our recent acquisitions of Louisiana Midstream and HP Storage, Loews contributed a substantial portion of the equity capital necessary to complete the purchase. We subsequently purchased Loews's equity interest in the acquired companies using proceeds from public offerings of our units, as discussed below. Loews has no obligation to provide financing or other capital support to us for acquisitions, expansion or growth projects or otherwise and Loews may not be able or willing to provide capital for future transactions that we may wish to pursue. Our ability to access the capital markets for equity and debt financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

In November 2012, we received net proceeds of approximately $297.6 million after deducting initial purchaser discounts and offering expenses of $2.4 million from the sale of $300.0 million of 3.375% senior unsecured notes of Boardwalk Pipelines due February 1, 2023. We used the proceeds to repay all borrowings outstanding under our Subordinated Loan Agreement and to reduce borrowings under our revolving credit facility.

In October 2012, we completed a public offering of 11.2 million of our common units at a price of $26.99 per unit. We received net proceeds of approximately $297.6 million after deducting underwriting discounts and offering expenses of $10.4 million and including a $6.2 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to acquire Louisiana Midstream and to repay borrowings under our revolving credit facility.

In October 2012, our Boardwalk Acquisition Company, LLC, subsidiary entered into a $225.0 million, variable-rate term loan due October 1, 2017. The proceeds of the term loan were used to finance the acquisition of Louisiana Midstream. Interest on the term loan is payable monthly at a rate that is based on the one-month LIBOR rate plus an applicable margin.

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

In June 2012, we received net proceeds of approximately $296.5 million after deducting initial purchaser discounts and offering expenses of $3.5 million from the sale of $300.0 million of 4.00% senior unsecured notes of Gulf South due June 15, 2022 (2022 Notes). We used the proceeds to repay borrowings under our revolving credit facility and to redeem Gulf South's 5.75% notes due August 2012.

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

Revolving Credit Facility

As of December 31, 2012, we had $302.0 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 1.34% and no letters of credit issued thereunder. As of February 20, 2013, we had outstanding borrowings under our revolving credit facility of $400.0 million, resulting in available borrowing capacity of $600.0 million.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require us and our subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. We and our subsidiaries were in compliance with all covenant requirements under the credit facility as of December 31, 2012. Note 10 in Item 8 of this Report contains more information regarding our revolving credit facility.

Retirement of Debt

In November 2012, we repaid $100.0 million which was outstanding under our Subordinated Loan Agreement with BPHC using proceeds received from our November debt offering. There is no additional borrowing capacity remaining under the Subordinated Loan Agreement. In September 2012, we repaid in full HP Storage's $200.0 million variable-rate term loan due December 1, 2016, and have no further available borrowing capacity under that term loan. The retirement of this debt was financed through borrowings under our revolving credit facility. In August 2012, $225.0 million aggregate principal amount of Gulf South's 5.75% notes due 2012 matured and were retired in full. The retirement of this debt was financed through the issuance of the 2022 Notes discussed above.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of December 31, 2012, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,552.0	$—	$525.0	$1,352.0	$1,675.0
Interest on long-term debt (2)	972.0	150.1	293.0	232.2	296.7
Capital commitments (3)	67.4	67.4	—	—	—
Pipeline capacity agreements (4)	39.5	8.7	16.0	12.8	2.0
Operating lease commitments	16.2	4.5	7.3	4.4	—
Total	$4,647.1	$230.7	$841.3	$1,601.4	$1,973.7

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $302.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017 and $225.0 million of loans outstanding under our term-loan, having a maturity date of October 1, 2017.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.34% weighted-average interest rate and an unused commitment fee of 0.16% as of December 31, 2012, $5.1 million, $10.3 million and $6.8 million would be due in less than one year, 1-3 years and 3-5 years. Interest obligations under the Term Loan are also subject to variable interest rates.  Based on a 1.96% weighted average interest rate on amounts outstanding under the Term Loan as of December 31, 2012, $4.4 million, $8.8 million and $7.7 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at December 31, 2012.

(4)	The amounts shown are associated with pipeline capacity agreements on third-party pipelines that allow our operating subsidiaries to transport gas to off-system markets on behalf of our customers.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2013, we expect to fund approximately $3.0 million to the Texas Gas pension plan.

Distributions

For the years ended December 31, 2012, 2011 and 2010, we paid distributions of $478.9 million, $419.9 million and $398.1 million to our partners. Note 12 in Item 8 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $121.6 million to $575.5 million for the year ended December 31, 2012, compared to $453.9 million for the comparable 2011 period, primarily due to an $89.0 million increase in net income and timing of cash flows associated with our receivables and payables.

Changes in cash flow from investing activities

Net cash used in investing activities increased $184.5 million to $830.8 million for the year ended December 31, 2012, compared to $646.3 million for the comparable 2011 period. The increase was primarily driven by an $85.0 million increase in capital expenditures and a $74.7 million increase in cash used for acquisitions, partially offset by a $24.8 million decrease in proceeds from the sale of operating assets, insurance reimbursements and other recoveries.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $78.0 million to $237.3 million for the year ended December 31, 2012, compared to $159.3 million for the comparable 2011 period. The increase in cash provided by financing activities was a result of net proceeds of $692.1 million received from the issuance and sale of equity, including related general partner contributions, and an increase in net long-term debt borrowings of $11.9 million including borrowings under our revolving credit facility. The increase in cash provided by financing activities was partly offset by net payments of $569.6 million to purchase the remaining equity ownership interests in HP Storage and Louisiana Midstream and a $59.0 million increase in distributions to our partners.

Impact of Inflation

The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of our property, plant and equipment is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. Amounts in excess of historical cost are not recoverable unless a rate case is filed. However, cost-based regulation, along with competition and other market factors, may limit our ability to price jurisdictional services to ensure recovery of inflation’s effect on costs.

Off-Balance Sheet Arrangements

At December 31, 2012, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

Critical Accounting Estimates and Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Report. The preparation of these consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

The following accounting policies and estimates are considered critical due to the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Regulation

Most of our natural gas pipeline subsidiaries are regulated by FERC. Pursuant to FERC regulations certain revenues that we collect may be subject to possible refunds to our customers. Accordingly, during an open rate case, estimates of rate refund reserves are recorded based on regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2012 and 2011, there were no liabilities for any open rate case recorded on our Consolidated Balance Sheets. Currently, none of our regulated companies are involved in an open general rate case.

When certain criteria are met, GAAP requires that certain rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates (regulatory accounting). This basis of accounting is applicable to operations of our Texas Gas subsidiary which records certain costs and benefits as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods, but is not applicable to operations associated with the Fayetteville and Greenville Laterals due to rates charged under negotiated rate agreements and a portion of the storage capacity due to the regulatory treatment associated with the rates charged for that capacity. Regulatory accounting is not applicable to our other FERC-regulated entities.

We monitor the regulatory and competitive environment in which we operate to determine that any regulatory assets continue to be probable of recovery. If we were to determine that all or a portion of our regulatory assets no longer met the criteria for recognition as regulatory assets, that portion which was not recoverable would be written off, net of any regulatory liabilities. Note 9 in Item 8 of this Report contains more information regarding our regulatory assets and liabilities.

In the course of providing transportation and storage services to customers, the natural gas pipelines may receive different quantities of gas from shippers and operators than the quantities delivered by the pipelines on behalf of those shippers and operators. This results in transportation and exchange gas receivables and payables, commonly known as imbalances, which are primarily settled in cash or the receipt or delivery of gas in the future. Settlement of natural gas imbalances requires agreement between the pipelines and shippers or operators as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. The receivables and payables are valued at market price for operations where regulatory accounting is not applicable and are valued at the historical value of gas in storage for operations where regulatory accounting is applicable, consistent with the regulatory treatment.

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity’s own internal data based on the best information available in the circumstances. We use fair value measurements to record our derivatives, asset retirement obligations and impairments. We also use fair value measurements to perform our goodwill impairment testing and report fair values for certain items in the Notes to the Consolidated Financial Statements in Item 8 of this Report. Notes 5 and 11 contain more information regarding our fair value measurements.

Environmental Liabilities

Our environmental liabilities are based on management’s best estimate of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of our operating sites. These estimates are based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these environmental matters. At December 31, 2012, we had accrued approximately $7.8 million for environmental matters. Our environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters. We continue to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the estimated environmental costs. Note 4 in Item 8 of this Report contains more information regarding our environmental liabilities.

Impairment of Long-Lived and Intangible Assets

We evaluate whether the carrying amounts of our long-lived and intangible assets have been impaired when circumstances indicate the carrying amounts of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected over the remaining useful life of the asset. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying amount over its fair value. Note 6 in Item 8 of this Report contains more information regarding impairments we have recognized.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2012, we changed the date of our annual goodwill impairment test for all reporting units from December 31 to November 30. The change is preferable because it better aligns our goodwill impairment testing procedures with our planning process and alleviates resource constraints in connection with our year-end closing and financial reporting process. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, we determined it was impracticable to objectively determine operating and valuation estimates as of each November 30 for periods prior to November 30, 2012. As a result, we prospectively applied the change in the annual impairment test date from November 30, 2012. The change in accounting principle does not delay, accelerate, or avoid an impairment charge.

Accounting requirements provide that a reporting entity may perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed under a two- step impairment test to measure whether the fair value of the reporting unit is less than its carrying amount. If based upon a quantitative analysis the fair value of the reporting unit is less than its carrying amount, including goodwill, the reporting entity must perform an analysis of the fair value of all the assets and liabilities of the reporting unit. If the implied fair value of the reporting unit's goodwill is determined to be less than its carrying amount, an impairment loss is recognized for the difference.

We performed a quantitative goodwill impairment test for each of our reporting units as of November 30, 2012. The fair value measurement of the reporting units was derived based on judgments and assumptions we believe market participants would use in pricing the reporting unit. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included our five-year financial plan operating results, the long-term outlook for growth in natural gas demand in the U.S. and measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model.

Based upon the results of our goodwill impairment testing, no impairment charge related to goodwill was recorded during 2012, 2011, or 2010. The use of alternate judgments and assumptions could substantially change the results of our goodwill impairment analysis, potentially resulting in the recognition of an impairment charge in our consolidated financial statements in the future.

Defined Benefit Plans

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that have the most impact on our pension and postretirement benefit costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors in the U.S. such as inflation, interest rates and fiscal and monetary policies, as well as our policies regarding management of the plans such as the allocation of plan assets among investment options. Changes in these assumptions can have a material impact on obligations and related expense associated with these plans.

In determining the discount rate assumption, we utilize current market information and liability information provided by our plan actuaries, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The Merrill Lynch Aa Corporate Bond Index is consistently used as the basis for the change in discount rate from the last measurement date with this measure confirmed by the yield on other broad bond indices. Additionally, we supplement our discount rate decision with a yield curve analysis. The yield curve is applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve is developed by the plans' actuaries and is a hypothetical AA/Aa yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody's Investors Service, Inc. or a rating of AA or better by Standard & Poor's. Note 11 in Item 8 of this Report contains more information regarding our pension and postretirement benefit obligations.

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

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and other changes in environmental regulations, the recently enacted pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk:

With the exception of our revolving credit facility and our term loan, for which the interest rates are periodically reset, our debt has been issued at fixed rates. For fixed-rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect earnings or cash flows. The following table presents market risk associated with our fixed-rate long-term debt at December 31 (in millions, except interest rates):

	2012	2011
Carrying amount of fixed-rate debt	$3,012.2	$2,740.2
Fair value of fixed-rate debt	$3,314.1	$2,985.1
100 basis point increase in interest rates and resulting debt decrease	$167.7	$135.6
100 basis point decrease in interest rates and resulting debt increase	$180.6	$148.8
Weighted-average interest rate	5.32%	5.78%

At December 31, 2012, we had $527.0 million of variable-rate debt outstanding at a weighted-average interest rate of 1.60%. A 1% increase in interest rates would increase our cash payments for interest on our variable-rate debt by $5.3 million on an annualized basis. At December 31, 2011, we had $658.5 million outstanding under variable-rate agreements at a weighted-average interest rate of 0.91%.

Approximately half of our debt, including our revolving credit facility, will mature over the next five years.  We expect to refinance the debt either prior to or at maturity. Our ability to refinance the debt at interest rates that are currently available is subject to risk at the magnitude illustrated in the table above. We expect to refinance the remainder of our debt that will mature based on our assessment of the term rates of interest available in the market.

At December 31, 2012 and 2011, $3.9 million and $21.9 million of our undistributed cash, shown on the balance sheets as Cash and cash equivalents, was primarily invested in Treasury fund accounts. Due to the short-term nature of the Treasury fund accounts, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our Cash and cash equivalents.

Commodity risk:

Our pipelines do not take title to the natural gas and NGLs which they transport and store, therefore they do not assume the related commodity price risk associated with the products. However, certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At December 31, 2012 and 2011, approximately $7.0 million and $1.7 million of gas stored underground, which we own and carry as current Gas stored underground, was available for sale and exposed to commodity price risk. We manage our exposure to commodity price risk through the use of futures, swaps and option contracts. Note 5 of Item 8 contains additional information regarding our derivative contracts.

Market risk:

Our primary exposure to market risk occurs at the time our existing transportation and storage contracts expire and are subject to renewal or marketing. We actively monitor future expiration dates associated with our contract portfolio. The revenue we will be able to earn from renewals of expiring contracts will be influenced by the price differential between physical locations on our pipeline systems (basis spreads) and other factors discussed below.

We compete with numerous interstate and intrastate pipelines. Our ability to market available natural gas transportation capacity is impacted by supply and demand for natural gas, competition from other pipelines, natural gas price volatility, basis spreads, economic conditions and other factors. Over the past several years, new sources of natural gas have been identified throughout the U.S. and new pipeline infrastructure has been developed which has led to changes in pricing dynamics between supply basins, pooling points and market areas and an overall weakening of basis spreads across our pipeline systems. We do not expect basis spreads to improve in the near future.

As of December 31, 2012, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 6.0 years. However, each year a portion of our firm transportation agreements expire and must be renewed or replaced. We renewed or replaced contracts for most of the firm transportation capacity that expired in 2012, though on average at lower rates. The amount of contracted transportation capacity which will expire in 2013 is greater than in recent years. In light of the market conditions discussed above, we expect that transportation contracts we renew or enter into in 2013 will be at lower rates than our expiring contracts. Remaining available capacity will be marketed and sold on a short-term firm or interruptible basis, which will also be at lower rates, based on current market conditions. We expect that these circumstances will negatively affect our transportation revenues, EBITDA and distributable cash flows in 2013.

The principal elements of competition among pipelines are available capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition, in particular flexibility, terms of service and reliability, are key differentiating factors between competitors. This is especially the case with capacity being sold on a longer-term basis. We are focused on finding opportunities to enhance our competitive profile in these areas by increasing the flexibility of our pipeline systems to meet the demands of customers such as power generators and industrial users, and are continually reviewing our services and terms of service to offer customers enhanced service options.

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

As of December 31, 2012, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 11.7 trillion British thermal units (TBtu). Assuming an average market price during December 2012 of $3.32 per million British thermal units (MMBtu), the market value of that gas was approximately $38.8 million. As of December 31, 2011, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 9.5 TBtu. Assuming an average market price during December 2011 of $3.14 per MMBtu, the market value of this gas at December 31, 2011, would have been approximately $29.8 million. As of December 31, 2012, the amount of NGLs owed to the operating subsidiaries due to imbalances was approximately 0.1 MMbbls, which had a market value of approximately $6.8 million.

Although nearly all of our customers pay for our services on a timely basis, we actively monitor the credit exposure to our customers. We include in our ongoing assessments amounts due pursuant to services we render plus the value of any gas we have lent to a customer through no-notice or PAL services and the value of gas due to us under a transportation imbalance. Our natural gas pipeline tariffs contain language that allow us to require a customer that does not meet certain credit criteria to provide cash collateral, post a letter of credit or provide a guarantee from a credit-worthy entity in an amount equaling up to three months of capacity reservation charges. For certain agreements, we have included contractual provisions that require additional credit support should the credit ratings of those customers fall below investment grade.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boardwalk Pipeline Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Houston, Texas
February 20, 2013

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$3.9	$21.9
Receivables:
Trade, net	105.3	98.6
Other	6.9	22.5
Gas transportation receivables	9.0	5.8
Costs recoverable from customers	3.3	9.8
Gas stored underground	7.0	1.7
Prepayments	15.2	13.9
Other current assets	2.6	1.8
Total current assets	153.2	176.0

Property, Plant and Equipment:
Natural gas transmission and other plant	8,165.3	7,536.3
Construction work in progress	258.0	110.6
Property, plant and equipment, gross	8,423.3	7,646.9
Less—accumulated depreciation and amortization	1,234.1	999.2
Property, plant and equipment, net	7,189.2	6,647.7

Other Assets:
Goodwill	270.8	215.0
Gas stored underground	109.7	107.9
Costs recoverable from customers	14.9	15.3
Other	124.7	104.5
Total other assets	520.1	442.7

Total Assets	$7,862.5	$7,266.4

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2012	2011
Current Liabilities:
Payables:
Trade	$69.8	$44.7
Affiliates	2.7	3.2
Other	19.2	7.3
Gas Payables:
Transportation	10.4	5.0
Storage	3.5	0.1
Accrued taxes, other	40.5	44.2
Accrued interest	42.5	45.2
Accrued payroll and employee benefits	25.2	18.4
Deferred income	19.9	9.4
Other current liabilities	22.1	25.2
Total current liabilities	255.8	202.7

Long–term debt	3,539.2	3,298.7
Long–term debt – affiliate	—	100.0
Total long-term debt	3,539.2	3,398.7

Other Liabilities and Deferred Credits:
Pension liability	26.8	27.3
Asset retirement obligation	33.2	19.2
Provision for other asset retirement	57.4	54.5
Payable to affiliate	16.0	16.0
Other	57.0	61.0
Total other liabilities and deferred credits	190.4	178.0

Commitments and Contingencies

Partners’ Capital:
Common units – 207.7 million and 175.7 million units issued and outstanding as of December 31, 2012, and December 31, 2011	3,190.3	2,514.1
Class B units – 22.9 million units issued and outstanding as of December 31, 2012, and December 31, 2011	678.3	678.7
General partner	75.8	62.0
Predecessor equity	—	281.6
Accumulated other comprehensive loss	(67.3)	(49.4)
Total partners’ capital	3,877.1	3,487.0
Total Liabilities and Partners’ Capital	$7,862.5	$7,266.4

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)

	For the Year Ended December 31,
	2012	2011	2010
Operating Revenues:
Natural gas and natural gas liquids transportation	$1,058.3	$1,067.2	$1,015.4
Parking and lending	28.0	12.0	28.1
Natural gas and natural gas liquids storage	84.7	52.2	55.4
Other	14.0	11.5	17.9
Total operating revenues	1,185.0	1,142.9	1,116.8

Operating Costs and Expenses:
Fuel and transportation	79.4	102.8	109.4
Operation and maintenance	166.2	169.0	149.6
Administrative and general	115.3	137.2	126.6
Depreciation and amortization	252.3	227.3	217.9
Asset impairment	9.1	30.5	5.8
Net gain on disposal of operating assets	(2.3)	(2.4)	(16.6)
Taxes other than income taxes	91.2	89.3	84.2
Total operating costs and expenses	711.2	753.7	676.9

Operating income	473.8	389.2	439.9

Other Deductions (Income):
Interest expense	161.5	151.9	142.9
Interest expense – affiliates	6.9	8.0	8.1
Loss on early retirement of debt	—	13.2	—
Interest income	(0.7)	(0.4)	(0.6)
Miscellaneous other income, net	(0.4)	(0.9)	(0.4)
Total other deductions	167.3	171.8	150.0

Income before income taxes	306.5	217.4	289.9

Income taxes	0.5	0.4	0.5

Net Income	$306.0	$217.0	$289.4

Net Income per Unit:

Basic and diluted net income per unit:
Common units	$1.37	$1.09	$1.47
Class B units	$0.36	$0.14	$0.62
Cash distribution declared and paid to common units	$2.1275	$2.095	$2.03
Cash distribution declared and paid to class B units	$1.20	$1.20	$1.20
Weighted-average number of units outstanding:
Common units	191.9	173.3	169.7
Class B units	22.9	22.9	22.9

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2012	2011	2010
Net income	$306.0	$217.0	$289.4
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(7.1)	3.1	6.0
Reclassification adjustment transferred to Net income from cash flow hedges	2.0	0.2	(13.0)
Pension and other postretirement benefit costs	(12.8)	(13.2)	(7.1)
Total Comprehensive Income	$288.1	$207.1	$275.3

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Year Ended December 31,
OPERATING ACTIVITIES:	2012	2011	2010
Net income	$306.0	$217.0	$289.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	252.3	227.3	217.9
Amortization of deferred costs	6.4	9.3	8.1
Asset impairment	9.1	30.5	5.8
Loss on early retirement of debt	—	13.2	—
Storage gas loss	—	3.7	—
Net gain on disposal of operating assets	(2.3)	(2.4)	(16.6)
Changes in operating assets and liabilities:
Trade and other receivables	5.4	(15.7)	(9.7)
Other receivables, affiliates	0.1	—	—
Gas receivables and storage assets	(10.4)	15.9	(10.5)
Costs recoverable from customers	6.5	(2.6)	(5.4)
Other assets	(2.7)	(32.6)	23.1
Trade and other payables	8.3	(4.1)	(27.4)
Other payables, affiliates	(3.1)	—	0.7
Gas payables	13.5	(17.2)	10.0
Accrued liabilities	(1.5)	7.3	0.9
Other liabilities	(12.1)	4.3	(21.6)
Net cash provided by operating activities	575.5	453.9	464.7
INVESTING ACTIVITIES:
Capital expenditures	(226.9)	(141.9)	(227.3)
Proceeds from sale of operating assets	5.9	31.5	30.9
Proceeds from insurance and other recoveries	10.4	9.6	—
Acquisition of businesses, net of cash acquired	(620.2)	(545.5)	—
Net cash used in investing activities	(830.8)	(646.3)	(196.4)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	594.1	437.6	—
Repayment of borrowings from long-term debt	(225.0)	(250.0)	—
Payments of premiums on extinguishment of long-term debt	—	(21.0)	—
Proceeds from borrowings on revolving credit agreement	2,135.0	585.0	175.0
Repayment of borrowings on revolving credit agreement	(2,291.5)	(830.0)	(25.0)
Payments of financing fees related to revolving credit facility	(3.8)	—	—
Payments on note payable	—	—	(0.3)
Proceeds received from term loan	225.0	200.0	—
Repayment of borrowings from term loan	(200.0)	—	—
Financing costs associated with term loan	(1.1)	(0.8)	—
Repayment of borrowings from subordinated loan	(100.0)	—	—
Contribution received related to predecessor equity	269.2	284.8	—
Repayment of contribution received related to predecessor equity	(554.0)	—	—
Payments associated with registration rights agreement	—	—	(10.7)
Advances from affiliate	2.6	—	—
Distributions paid	(478.9)	(419.9)	(398.1)
Proceeds from sale of common units	847.7	170.0	—
Capital contribution from general partner	18.0	3.6	—
Net cash provided by (used in) financing activities	237.3	159.3	(259.1)
(Decrease) increase in cash and cash equivalents	(18.0)	(33.1)	9.2
Cash and cash equivalents at beginning of period	21.9	55.0	45.8
Cash and cash equivalents at end of period	$3.9	$21.9	$55.0

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)

	Common Units	Class B Units	General Partner	Predecessor Equity	Accumulated Other Comp Income (Loss)	Total Partners’ Capital
Balance January 1, 2010	$2,640.5	$683.6	$65.5	$—	$(25.4)	$3,364.2
Add (deduct):
Net income	238.4	27.4	23.6	—	—	289.4
Distributions paid	(344.5)	(27.4)	(26.2)	—	—	(398.1)
Other comprehensive loss, net of tax	—	—	—	—	(14.1)	(14.1)
Balance December 31, 2010	$2,534.4	$683.6	$62.9	$—	$(39.5)	$3,241.4
Add (deduct):
Net income (loss)	171.4	22.6	26.2	(3.2)	—	217.0
Distributions paid	(361.7)	(27.5)	(30.7)	—	—	(419.9)
Sale of common units, net of related transaction costs	170.0	—	—	—	—	170.0
Capital contribution from general partner	—	—	3.6	—	—	3.6
Contribution received related to predecessor equity	—	—	—	284.8	—	284.8
Other comprehensive loss, net of tax	—	—	—	—	(9.9)	(9.9)
Balance December 31, 2011	$2,514.1	$678.7	$62.0	$281.6	$(49.4)	$3,487.0
Add (deduct):
Net income (loss)	245.0	27.5	35.7	(2.2)	—	306.0
Distributions paid	(411.8)	(27.4)	(39.7)	—	—	(478.9)
Sale of common units, net of related transaction costs	847.7	—	—	—	—	847.7
Capital contribution from general partner	—	—	18.0	—	—	18.0
Contribution received related to predecessor equity	—	—	—	269.2	—	269.2
Predecessor equity carrying amount of acquired entities	—	—	—	(548.6)	—	(548.6)
Excess purchase price over net acquired assets	(4.7)	(0.5)	(0.2)	—	—	(5.4)
Other comprehensive loss, net of tax	—	—	—	—	(17.9)	(17.9)
Balance December 31, 2012	$3,190.3	$678.3	$75.8	$—	$(67.3)	$3,877.1

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Corporate Structure

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines), and its operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (Petal), Hattiesburg Gas Storage Company (Hattiesburg), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream), formerly PL Midstream, LLC, and Boardwalk Storage Company, LLC (Boardwalk Storage) (together, the operating subsidiaries) and consists of integrated natural gas and natural gas liquids (NGLs) pipeline and storage systems and natural gas gathering and processing. All of our operations are conducted by our operating subsidiaries. As of February 20, 2013, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of February 20, 2013, the common units, class B units and general partner interest owned by BPHC represent approximately 55% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

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

Segment Information

The Partnership operates in one reportable segment - the operation of interstate natural gas and NGLs pipeline systems including integrated storage facilities. This segment consists of interstate natural gas pipeline systems which originate in the Gulf Coast region, Oklahoma and Arkansas, and extend north and east through the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio and NGLs pipelines and storage facilities in Louisiana.

Regulatory Accounting

Most of the Partnership's natural gas pipeline subsidiaries are regulated by the Federal Energy Regulatory Commission (FERC). When certain criteria are met, GAAP requires that certain rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates (regulatory accounting). This basis of accounting is applicable to operations of the Partnership’s Texas Gas subsidiary which records certain costs and benefits as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods, but is not applicable to operations associated with the Fayetteville and Greenville Laterals due to rates charged under negotiated rate agreements and a portion of the storage capacity due to the regulatory treatment associated with the rates charged for that capacity. Regulatory accounting is not applicable to the Partnership’s other FERC-regulated entities.

The Partnership monitors the regulatory and competitive environment in which it operates to determine that its regulatory assets continue to be probable of recovery. If the Partnership were to determine that all or a portion of its regulatory assets no longer met the criteria for recognition as regulatory assets, that portion which was not recoverable would be written off, net of any regulatory liabilities. Note 9 contains more information regarding the Partnership’s regulatory assets and liabilities.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Partnership had no restricted cash at December 31, 2012 and 2011.

Cash Management

The operating subsidiaries participate in an intercompany cash management program with those that are FERC-regulated participating to the extent they are permitted under FERC regulations. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, Boardwalk Pipelines either provides cash to them or they provide cash to Boardwalk Pipelines. The transactions are represented by demand notes and are stated at historical carrying amounts. Interest income and expense is recognized on an accrual basis when collection is reasonably assured. The interest rate on intercompany demand notes is London Interbank Offered Rate (LIBOR) plus one percent and is adjusted every three months.

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

Gas Stored Underground and Gas Receivables and Payables

Certain of the Partnership's operating subsidiaries have underground gas in storage which is utilized for system management and operational balancing, as well as for services including firm and interruptible storage associated with certain no-notice and parking and lending (PAL) services. Gas stored underground includes the historical cost of natural gas volumes owned by the operating subsidiaries, at times reduced by certain operational encroachments upon that gas. Current gas stored underground represents net retained fuel remaining after providing transportation and storage services which is available for resale and is valued at the lower of weighted-average cost or market.

The operating subsidiaries provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under PAL services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 137.4 trillion British thermal units (TBtu) of natural gas owned by third parties as of December 31, 2012. Assuming an average market price during December 2012 of $3.32 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $456.2 million. The Partnership also held for storage approximately 4.2 million barrels (MMbbls) of NGLs owned by third parties as of December 31, 2012, which had a market value of approximately $128.3 million. As of December 31, 2011, the Partnership held for storage or under PAL agreements approximately 118.0 TBtu of gas owned by third parties. Certain of the Partnership's operating subsidiaries also periodically lend gas and NGLs to customers.

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

Depreciation of PPE related to operations for which regulatory accounting does not apply is provided for using the straight-line method of depreciation over the estimated useful lives of the assets, which range from 3 to 35 years. The ordinary sale or retirement of PPE for these assets could result in a gain or loss. Depreciation of PPE related to operations for which regulatory accounting is applicable is provided for primarily on the straight-line method at FERC-prescribed rates over estimated useful lives of 5 to 62 years. Reflecting the application of composite depreciation, gains and losses from the ordinary sale or retirement of PPE for these assets are not recognized in earnings and generally do not impact PPE, net. Note 6 contains more information regarding the Partnership’s PPE.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment at the reporting unit level at least annually or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the fourth quarter of 2012, the Partnership changed the date of its annual goodwill impairment test for all reporting units from December 31 to November 30. The change is preferable because it better aligns the Partnership's goodwill impairment testing procedures with its planning process and alleviates resource constraints in connection with the year-end closing and financial reporting process. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, the Partnership determined it was impracticable to objectively determine operating and valuation estimates as of each November 30 for periods prior to November 30, 2012. As a result, the Partnership prospectively applied the change in the annual impairment test date from November 30, 2012. The change in accounting principle does not delay, accelerate, or avoid an impairment charge.

Accounting requirements provide that a reporting entity may perform an optional qualitative assessment on an annual basis to determine whether events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed under a two-step impairment test to measure whether the fair value of the reporting unit is less than its carrying amount. If based upon a quantitative analysis the fair value of the reporting unit is less than its carrying amount, including goodwill, the Partnership performs an analysis of the fair value of all the assets and liabilities of the reporting unit. If the implied fair value of the reporting unit's goodwill is determined to be less than its carrying amount, an impairment loss is recognized for the difference.

The Partnership performed a quantitative goodwill impairment test for each of its reporting units as of November 30, 2012. Based upon the results of our goodwill impairment testing, no impairment charge related to goodwill was recorded during 2012, 2011 or 2010.

Intangible assets are those assets which provide future economic benefit but have no physical substance. The Partnership recorded intangible assets for customer relationships obtained through the purchases of Boardwalk HP Storage Company, LLC (HP Storage) and Louisiana Midstream. The customer relationships, which are included in Other Assets on the Consolidated Balance Sheets, have a finite life and are being amortized in a systematic and rational manner over their estimated useful lives. Note 7 contains additional information regarding the Partnership's goodwill and intangible assets.

Impairment of Long-lived Assets and Intangible Assets

The Partnership evaluates its long-lived and intangible assets for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such a determination has been made, management’s estimate of undiscounted future cash flows attributable to the remaining economic useful life of the asset is compared to the carrying amount of the asset to determine whether an impairment has occurred. If an impairment of the carrying amount has occurred, the amount of impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss to the extent that the carrying amount exceeds the estimated fair value.

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

	For the Year Ended December 31,
	2012	2011	2010
Capitalized interest and allowance for borrowed funds used during construction	$4.7	$2.0	$4.2
Allowance for equity funds used during construction	0.4	0.6	0.4

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

Revenue Recognition

The maximum rates that may be charged by the majority of the Partnership's operating subsidiaries for their services are established through FERC’s cost-based rate-making process, however rates charged by those operating subsidiaries may be less than those allowed by FERC. Revenues from transportation and storage services are recognized in the period the service is provided based on contractual terms and the related volumes transported or stored. In connection with some PAL and interruptible storage service agreements, cash is received at inception of the service period resulting in the recording of deferred revenues which are recognized in revenues over the period the services are provided. At December 31, 2012 and 2011, the Partnership had deferred revenues of $17.3 million and $8.4 million related to PAL and interruptible storage services and $5.6 million and $6.5 million related to a firm transportation agreement that was paid in advance. The deferred revenues related to PAL and interruptible storage services will be recognized in 2013 and 2014 and the deferred revenues related to the firm transportation agreement will be recognized through 2018.

Retained fuel is recognized in revenues at market prices in the month of retention for operations where regulatory accounting is not applicable. The related fuel consumed in providing transportation services is recorded in Fuel and gas transportation expenses at market prices in the month consumed. In some cases, customers may elect to pay cash for the cost of fuel used in providing transportation services instead of having fuel retained in-kind. Retained fuel included in Natural gas and natural gas liquids transportation on the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 was $71.8 million, $105.6 million and $114.2 million.

In certain of the Partnership's operations, the Partnership has contractual retainage provisions in some of its storage contracts that provide for the Partnership to retain ownership of 0.5% of customer inventory volumes injected into storage wells. The contract allows the Partnership to sell the retainage volumes if commercially marketable volumes of the Partnership's retainage are on hand. The Partnership recognizes revenue for retainage volumes upon the physical sale of such volumes.

Under FERC regulations, certain revenues that the operating subsidiaries collect may be subject to possible refunds to their customers. Accordingly, during a rate case, estimates of rate refund liabilities are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2012 and 2011, there were no liabilities for any open rate case recorded on the Consolidated Balance Sheets.

Asset Retirement Obligations

The accounting requirements for existing legal obligations associated with the future retirement of long-lived assets require entities to record the fair value of a liability for an asset retirement obligation in the period during which the liability is incurred. The liability is initially recognized at fair value and is increased with the passage of time as accretion expense is recorded, until the liability is ultimately settled. The accretion expense is included within Operation and maintenance costs within the Consolidated Statements of Income. An amount corresponding to the amount of the initial liability is capitalized as part of the carrying amount of the related long-lived asset and depreciated over the useful life of that asset. Note 8 contains more information regarding the Partnership’s asset retirement obligations.

Unit-Based and Other Long-Term Compensation

The Partnership provides awards of phantom common units (Phantom Common Units) to certain employees under its Long-Term Incentive Plan (LTIP). The Partnership also provides to certain employees awards of unit appreciation rights (UARs) and previously provided long-term cash bonuses (Long-Term Cash Bonuses) under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan, which was established in 2010. Prior to 2010, awards of phantom general partner units (Phantom GP units) were made under the Partnership’s Strategic Long-Term Incentive Plan (SLTIP).

The Partnership measures the cost of an award issued in exchange for employee services based on the grant-date fair value of the award, or the stated amount in the case of the Long-Term Cash Bonuses. All outstanding awards are either required or expected to be settled in cash and are classified as a liability until settlement. The unit-based compensation awards are remeasured each reporting period until the final amount of awards is determined. The related compensation expense, less applicable estimates of forfeitures, is recognized over the period that employees are required to provide services in exchange for the awards, usually the vesting period. Note 11 contains additional information regarding the Partnership’s unit-based and other long-term compensation.

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

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the years ended December 31, 2012 and 2011.

The effective component of gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of AOCI. The deferred gains and losses associated with the anticipated operational sale of gas reported as current Gas stored underground are recognized in operating revenues when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, the loss is required to be immediately recognized in earnings for the amount that is not expected to be recovered. No such losses were recognized in the years ended December 31, 2012, 2011, and 2010. Note 5 contains more information regarding the Partnership’s derivative financial instruments.

Note 3:  Acquisitions

In late 2011 and in 2012, the Partnership completed the acquisitions of Louisiana Midstream and HP Storage. These acquisitions were made as part of the Partnership's long-term growth and diversification strategy and to complement the Partnership's existing midstream business.

Louisiana Midstream

On October 1, 2012, Boardwalk Acquisition Company, LLC (Acquisition Company), a joint venture between Boardwalk Pipelines, a wholly-owned subsidiary, and BPHC, acquired Louisiana Midstream from PL Logistics LLC for $620.2 million in cash, after customary adjustments and net of cash acquired. The purchase price was funded through a $225.0 million, five-year term loan and equity contributions by Boardwalk Pipelines of $147.6 million for a 35% equity interest and $269.2 million by BPHC for a 65% equity interest.

On October 15, 2012, Boardwalk Pipelines acquired BPHC's 65% equity ownership interests in Acquisition Company for $269.2 million in cash. The purchase was funded through the issuance and sale of the Partnership's common units. The transaction was accounted for as a transaction between entities under common control, which required the Partnership to fully consolidate Acquisition Company from the date of its formation, or August 16, 2012. Therefore, the assets and liabilities of Acquisition Company were recognized at their carrying amounts at the date of transfer and the $2.2 million difference between the purchase price and the $267.0 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners' capital.

HP Storage

In the fourth quarter 2011, HP Storage was formed as a joint venture between the Partnership and BPHC, to acquire the assets of Petal, Hattiesburg and related entities. The Partnership owned 20% of HP Storage and BPHC owned 80%. In December 2011, HP Storage completed the acquisition for $545.5 million through borrowings under a $200.0 million five-year term loan and equity contributions from the Partnership and BPHC. Effective February 1, 2012, the Partnership acquired BPHC’s 80% equity ownership interest in HP Storage for $284.8 million in cash. The purchase price was funded through borrowings under the revolving credit facility and through the issuance and sale of the Partnership's common units.

The acquisition by the Partnership of BPHC’s 80% equity ownership interest in HP Storage was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities of HP Storage were recognized at their carrying amounts at the date of transfer and the $3.0 million difference between the purchase price and the $281.8 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners’ capital. In addition, the transaction was presented in the Partnership’s financial statements as though it had occurred at the beginning of the reporting period which HP Storage was under common control. The Partnership’s financial statements for the year ended December 31, 2011, were retrospectively adjusted to reflect the transaction for comparative purposes, as presented below (in millions):

	As of December 31, 2011
ASSETS	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Assets:
Cash and cash equivalents	$11.9	$10.0	$—	$21.9
Receivables:
Trade, net	98.0	0.6	—	98.6
Affiliate	0.3	—	(0.3)	—
Other	20.2	2.3	—	22.5
Gas transportation receivables	5.8	—	—	5.8
Costs recoverable from customers	9.8	—	—	9.8
Gas stored underground	1.7	—	—	1.7
Prepayments	13.3	0.6	—	13.9
Other current assets	1.8	—	—	1.8
Total current assets	162.8	13.5	(0.3)	176.0
Property, Plant and Equipment:
Natural gas transmission and other plant	7,049.7	486.6	—	7,536.3
Construction work in progress	110.4	0.2	—	110.6
Property, plant and equipment, gross	7,160.1	486.8	—	7,646.9
Less—accumulated depreciation and amortization	997.1	2.1	—	999.2
Property, plant and equipment, net	6,163.0	484.7	—	6,647.7
Other Assets:
Goodwill	163.5	51.5	—	215.0
Gas stored underground	107.5	0.4	—	107.9
Costs recoverable from customers	15.3	—	—	15.3
Investment in unconsolidated affiliate	70.1	—	(70.1)	—
Other	88.4	16.1	—	104.5
Total other assets	444.8	68.0	(70.1)	442.7
Total Assets	$6,770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

	As of December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Current Liabilities:
Payables:
Trade	$42.8	$1.9	$—	$44.7
Affiliates	3.2	0.3	(0.3)	3.2
Other	6.3	1.0	—	7.3
Gas Payables:
Transportation	5.0	—	—	5.0
Storage	0.1	—	—	0.1
Accrued taxes, other	40.6	3.6	—	44.2
Accrued interest	45.2	—	—	45.2
Accrued payroll and employee benefits	18.4	—	—	18.4
Deferred income	9.4	—	—	9.4
Other current liabilities	21.0	4.2	—	25.2
Total current liabilities	192.0	11.0	(0.3)	202.7
Long–term debt	3,098.7	200.0	—	3,298.7
Long–term debt – affiliate	100.0	—	—	100.0
Total long-term debt	3,198.7	200.0	—	3,398.7
Other Liabilities and Deferred Credits:
Pension liability	27.3	—	—	27.3
Asset retirement obligation	16.7	2.5	—	19.2
Provision for other asset retirement	54.5	—	—	54.5
Payable to affiliate	16.0	—	—	16.0
Other	60.2	0.8	—	61.0
Total other liabilities and deferred credits	174.7	3.3	—	178.0
Commitments and Contingencies
Partners’ Capital:
Common units	2,513.8	—	0.3	2,514.1
Class B units	678.7	—	—	678.7
General partner	62.1	—	(0.1)	62.0
Predecessor equity	—	351.9	(70.3)	281.6
Accumulated other comprehensive loss	(49.4)	—	—	(49.4)
Total partners’ capital	3,205.2	351.9	(70.1)	3,487.0
Total Liabilities and Partners’ Capital	$6,770.6	$566.2	$(70.4)	$7,266.4

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

	As of December 31, 2011
INCOME STATEMENT	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Operating Revenues:
Natural gas and natural gas liquids transportation	$1,065.5	$1.7	$—	$1,067.2
Parking and lending	12.0	—	—	12.0
Natural gas and natural gas liquids storage	49.9	2.3	—	52.2
Other	11.4	0.1	—	11.5
Total operating revenues	1,138.8	4.1	—	1,142.9

Operating Costs and Expenses:
Fuel and gas transportation	102.7	0.1	—	102.8
Operation and maintenance	168.5	0.5	—	169.0
Administrative and general	132.7	4.5	—	137.2
Depreciation and amortization	225.2	2.1	—	227.3
Asset impairment	30.5	—	—	30.5
Net gain on disposal of operating assets	(2.4)	—	—	(2.4)
Taxes other than income taxes	88.9	0.4	—	89.3
Total operating costs and expenses	746.1	7.6	—	753.7

Operating income	392.7	(3.5)	—	389.2

Other Deductions (Income):
Interest expense	151.3	0.6	—	151.9
Interest expense - affiliates	8.0	—	—	8.0
Loss on early retirement of debt	13.2	—	—	13.2
Interest income	(0.4)	—	—	(0.4)
Equity losses from unconsolidated affiliate	1.1	—	(1.1)	—
Miscellaneous other income, net	(0.9)	—	—	(0.9)
Total other deductions	172.3	0.6	(1.1)	171.8

Income before income taxes	220.4	(4.1)	1.1	217.4

Income taxes	0.4	—	—	0.4

Net Income	$220.0	$(4.1)	$1.1	$217.0

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

	As of December 31, 2011
STATEMENT OF CASH FLOWS	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
OPERATING ACTIVITIES:
Net income	$220.0	$(4.1)	$1.1	$217.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	225.2	2.1	—	227.3
Amortization of deferred costs	9.3	—	—	9.3
Asset impairment	30.5	—	—	30.5
Loss on early retirement of debt	13.2	—	—	13.2
Storage gas loss	3.7	—	—	3.7
Equity losses in unconsolidated affiliate	1.1	—	(1.1)	—
Net gain on disposal of operating assets	(2.4)	—	—	(2.4)
Changes in operating assets and liabilities:
Trade and other receivables	(12.9)	(2.8)	—	(15.7)
Gas receivables and storage assets	16.3	(0.4)	—	15.9
Costs recoverable from customers	(2.6)	—	—	(2.6)
Other assets	(31.3)	(0.9)	(0.4)	(32.6)
Affiliates, net	(0.3)	0.3	—	—
Trade and other payables	(5.1)	1.0	—	(4.1)
Gas payables	(17.4)	0.2	—	(17.2)
Accrued liabilities	6.9	0.4	—	7.3
Other liabilities	(0.8)	4.7	0.4	4.3
Net cash provided by operating activities	453.4	0.5	—	453.9
INVESTING ACTIVITIES:
Capital expenditures	(141.7)	(0.2)	—	(141.9)
Proceeds from sale of operating assets	31.5	—	—	31.5
Proceeds from insurance and other recoveries	9.6	—	—	9.6
Acquisition of businesses, net of cash acquired	(71.2)	(545.5)	71.2	(545.5)
Net cash used in investing activities	(171.8)	(545.7)	71.2	(646.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	437.6	—	—	437.6
Repayment of borrowings from long-term debt	(250.0)	—	—	(250.0)
Payments of premiums on extinguishment of long-term debt	(21.0)	—	—	(21.0)
Proceeds from borrowings on revolving credit agreement	585.0	—	—	585.0
Repayment of borrowings on revolving credit agreement	(830.0)	—	—	(830.0)
Proceeds received from term loan	—	200.0	—	200.0
Financing costs associated with term loan	—	(0.8)	—	(0.8)
Contribution received related to predecessor equity	—	356.0	(71.2)	284.8
Distributions paid	(419.9)	—	—	(419.9)
Proceeds from sale of common units	170.0	—	—	170.0
Capital contribution from general partner	3.6	—	—	3.6
Net cash used in financing activities	(324.7)	555.2	(71.2)	159.3
(Decrease) increase in cash and cash equivalents	(43.1)	10.0	—	(33.1)
Cash and cash equivalents at beginning of period	55.0	—	—	55.0
Cash and cash equivalents at end of period	$11.9	$10.0	$—	$21.9

(1) Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

The January 1, 2012 balance in the historical Consolidated Statement of Partners' Capital has been retrospectively adjusted to reflect the HP Storage acquisition, as presented below.

	As of January 1, 2012
	Previously Reported	HP Storage	Eliminations (1)	As Adjusted
Common units	$2,513.8	$—	$0.3	$2,514.1
Class B units	678.7	—	—	678.7
General partner	62.1	—	(0.1)	62.0
Predecessor equity	—	351.9	(70.3)	281.6
Accumulated other comprehensive loss	(49.4)	—	—	(49.4)
Total partners' capital	$3,205.2	$351.9	$(70.1)	$3,487.0

(1)	Reflects the elimination of the Partnership’s previously reported 20% ownership interest.

Purchase Price Allocation

The acquisitions of Louisiana Midstream and HP Storage were accounted for using the acquisition method of accounting. The estimated fair values of the assets acquired and liabilities assumed related to the acquisitions were as follows (in millions):

	Acquisition Date Fair Value
	Louisiana Midstream	HP Storage

Current assets (a)	$11.5	$0.7
Plant, property and equipment	550.2	486.6
Customer-based intangibles (b)	25.0	14.4
Goodwill	55.8	51.5
Other assets	2.8	—
Total assets acquired	645.3	553.2
Current liabilities	(11.5)	(5.2)
Asset retirement obligations	(13.6)	(2.5)
Total liabilities assumed	(25.1)	(7.7)
Net assets acquired, net of cash acquired	$620.2	$545.5

(a) Excludes cash assumed of $1.9 million related to the acquisition of Louisiana Midstream.

(b) Customer-based intangibles has a weighted-average useful life of 35 years for Louisiana
Midstream and 25 years for HP Storage.

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired, net of the fair value of the liabilities assumed in the acquisition. The purchase price allocation for HP Storage is final. The purchase price allocation for Louisiana Midstream is preliminary and is subject to change as additional information regarding the amount of ethylene in storage at the date of purchase becomes available.

For the twelve months ended December 31, 2012, Louisiana Midstream and HP Storage have contributed $66.5 million to the Partnership's revenues and $18.3 million to the Partnership's net income, excluding acquisition costs.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the acquisitions had been included in the Partnership's results of operations for the periods indicated and assuming that the acquisitions occurred on January 1, 2011. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations. These pro forma results also do not reflect any cost savings, operating synergies, or revenue enhancements that the Partnership may achieve or the costs necessary to achieve those cost savings, operating synergies or revenue enhancements (dollars in millions):

	Pro-Forma
	Year ended December 31,
	2012	2011

Revenues	$1,240.9	$1,253.7

Net Income	$327.0	$253.5
The pro forma information was adjusted for the following items:

•	Revenues and operating costs were based on actual results for the periods indicated, except that transaction costs related to the acquisitions of Louisiana Midstream and HP Storage were excluded;

•	Interest expense was based upon the amount of borrowings outstanding and the average cost of debt; and

•	Depreciation and amortization expense was calculated using PPE and intangible asset amounts as determined in the purchase price allocation and estimated useful lives.

Acquisition Costs

In connection with the acquisitions of Louisiana Midstream and HP Storage, the Partnership incurred $4.3 million and $4.3 million of acquisition costs for the years ended December 31, 2012 and 2011. Acquisition costs were expensed as incurred and were recorded in administrative and general expenses.

Note 4: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Whistler Junction Matter

The Partnership's Gulf South subsidiary and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in six lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490) and Joel G. Reed, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-2013-922265). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity from Gulf South.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2012, and 2011, the Partnership had an accrued liability of approximately $7.8 million and $8.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of December 31, 2012, and 2011, approximately $2.2 million were recorded in Other current liabilities and approximately $5.6 million and $6.6 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act

The Partnership’s pipelines are subject to the Clean Air Act, as amended, (CAA) and the CAA Amendments of 1990, as amended, (Amendments) which added significant provisions to the CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, greenhouse gases and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT). The operating subsidiaries presently operate two facilities in areas affected by non-attainment requirements for the current ozone standard (8-hour ozone standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where the Partnership operates, the cost of additions to PPE is expected to increase. The Partnership has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

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

The Partnership is required to file annual reports with the EPA regarding greenhouse gas emissions from its compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the U.S. that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others. Additionally, the Partnership is required to conduct periodic and various facility surveys across its entire system to comply with the EPA's greenhouse gas emission calculations and reporting regulations. Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which the Partnership operates have adopted such laws. The federal rules and determinations regarding greenhouse gas emissions have not had, and are not expected to have, a material effect on the Partnership's financial condition, results of operations or cash flows.

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

Lease Commitments

The Partnership has various operating lease commitments extending through the year 2017 generally covering office space and equipment rentals. Total lease expense for the years ended December 31, 2012, 2011 and 2010 were approximately $6.4 million, $4.5 million and $4.0 million. The following table summarizes minimum future commitments related to these items at December 31, 2012 (in millions):

2013	$4.5
2014	3.7
2015	3.6
2016	3.3
2017	1.1
Thereafter	—
Total	$16.2

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of December 31, 2012, were approximately $67.4 million, all of which are expected to be settled in 2013.

Pipeline Capacity Agreements

The Partnership’s operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the operating subsidiaries to transport gas to off-system markets on behalf of customers. The Partnership incurred expenses of $9.1 million, $9.8 million and $11.1 million related to pipeline capacity agreements for the years ended December 31, 2012, 2011 and 2010. The future commitments related to pipeline capacity agreements as of December 31, 2012, were (in millions):

2013	$8.7
2014	8.3
2015	7.7
2016	6.7
2017	6.1
Thereafter	2.0
Total	$39.5

Note 5: Fair Value Measurements and Derivatives

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. The Partnership considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. The Partnership did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the year ended December 31, 2012.

The table below identifies the Partnership's assets and liabilities that were recorded at fair value at December 31, 2012 (in millions):

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses for the year ended December 31, 2012
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$0.1	$—	$0.1	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$0.1	$—	$0.1	$—

Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(3.5)
Assets held for sale (2)	—	—	—	—	(2.8)
	$—	$—	$—	$—	$(6.3)

Nonrecurring fair value measurements - Liabilities
Asset retirement obligation (1)	$2.8	$—	$—	$2.8	$(2.8)

(1)
In 2012, the Partnership determined that it would retire a number of small-diameter pipeline assets and recorded an asset impairment charge of $5.2 million comprised of the carrying amount of the assets and amounts related to asset retirement obligations for the assets. Additionally, in 2012, the Partnership recorded an asset impairment charge when it determined that it would retire a turbine associated with one of its compressor stations which had a carrying amount of $1.1 million.

(2)
In 2012, the Partnership recognized a $2.8 million impairment charge related to its Owensboro, Kentucky, office building. The office building was sold for an amount that equaled its carrying amount of $3.0 million in the third quarter 2012.

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $7.0 million and $1.7 million of gas stored underground at December 31, 2012, and 2011, which the Partnership owns and carries on its balance sheet as current Gas stored underground. At December 31, 2012, approximately 1.8 billion cubic feet (Bcf) of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2013 and 2014. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

In September 2012, the Partnership settled $100.0 million notional amount of interest rate swaps associated with the HP Storage Term Loan (described in Note 10) for approximately $2.4 million. The swaps were settled due to the repayment of the HP Storage Term Loan. The fixed rate component of the swaps was at an interest rate of 1.07%. The swaps were not designated as hedges and changes in the fair value of the swaps were recognized as interest expense in the period that those changes occurred. For the year ended December 31, 2012 and 2011, the Partnership recognized interest expense of $2.7 million and $0.3 million related to the interest rate swaps.

In 2012, the Partnership entered into Treasury rate locks for notional amounts of $600.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates. The Treasury rate locks were designated as cash flow hedges. The Partnership settled the rate locks concurrently with the issuance of the 10-year notes described in Note 10 and paid the counterparties approximately $7.1 million. The losses were deferred as a component of Accumulated other comprehensive loss and will be amortized to interest expense over the 10-year terms of the notes.

In 2011, the Partnership sold 4.5 Bcf of gas with a carrying amount of $10.3 million that was available for sale as a result of a change in the storage working gas needed to support operations and no-notice services at its Texas Gas subsidiary. The Partnership entered into price swaps, which were designated as cash flow hedges, to hedge the price exposure related to the expected sale of the gas. The gas was subsequently sold and the derivatives settled, resulting in total gains of $9.2 million for the year ended December 31, 2011.

The Partnership had no outstanding cash flow hedges at December 31, 2011. The fair value of derivatives existing as of December 31, 2012 and 2011, were included in the following captions in the Consolidated Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$0.1	Other current assets	$—	Other current liabilities	$0.1	Other current liabilities	$—
	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$—	Other non-current liabilities	$—
Derivatives not designated as hedging instruments
Interest rate contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$—	Other current liabilities	$0.6
	Other non-current assets	$—	Other non-current assets	$0.9	Other non-current liabilities	$—	Other non-current liabilities	$0.6

The amount of gains and losses from derivatives recognized in the Consolidated Statements of Income for the year ended December 31, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$—	Operating revenues (2)	$0.1	N/A	$—
Interest rate contracts (1)	(7.1)	Interest expense	(2.1)	N/A	—
	$(7.1)		$(2.0)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in current and previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$0.1 million was recorded in Other revenues.

The amount of gains and losses from derivatives recognized in the Consolidated Statements of Income for the year ended December 31, 2011, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$3.1	Operating revenues (2)	$1.5	N/A	$—
Interest rate contracts (1)	—	Interest expense	(1.7)	N/A	—
	$3.1		$(0.2)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$1.1 million was recorded in Natural gas and natural gas liquids transportation revenues and $0.4 million was recorded in Other revenues.

The amount of gains and losses from derivatives recognized in the Consolidated Statements of Income for the year ended December 31, 2010, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$3.1	Operating revenues (2)	$9.9	Other revenues	$0.1
Commodity contracts	2.9	Net gain (loss) on disposal of operating assets	4.7	N/A	—
Interest rate contracts (1)	—	Interest expense	(1.7)	N/A	—
	$6.0		$12.9		$0.1

(1)
Related to amounts deferred in AOCI from Treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	$4.9 million was recorded in Natural gas and natural gas liquids transportation revenues and $5.0 million was recorded in Other revenues.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At December 31, 2012, the Partnership's derivatives were with one counterparty.

In accordance with the contracts governing the Partnership's derivatives, the counterparty or the Partnership may be required to post cash collateral when credit risk exceeds certain thresholds. The threshold for posting collateral with the counterparty varies based on the credit ratings of the contracting subsidiary of the Partnership or the counterparty. Based on credit ratings at December 31, 2012, the Partnership would be required to post cash collateral to the extent the fair value amount payable to the other party exceeds $10.0 million and the counterparty would be required to post cash collateral to the extent the fair value amount payable to the Partnership exceeds $25.0 million. Additionally, the outstanding derivative contracts contain ratings triggers which would require the Partnership's contracting subsidiary to immediately post collateral in the form of cash or a letter of credit for the full value of any of the derivatives that are in a liability position if the subsidiary's credit rating were reduced below investment grade. At December 31, 2012 and 2011, the Partnership was not required to post any collateral nor did it hold any collateral associated with its outstanding derivatives.

Nonfinancial Assets and Liabilities

The Partnership evaluates long-lived assets for impairment when, in management's judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to the fair value measurements table above for more information.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value disclosure amounts for financial instruments:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at December 31, 2012 and 2011. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2012, and 2011. The carrying amount of the Partnership's variable-rate debt approximates fair value because the instruments bear a floating market-based interest rate.

Long-Term Debt - Affiliate: At December 31, 2011, the Partnership had borrowings outstanding under a Subordinated Loan Agreement with BPHC. The estimated fair value of the borrowings was based on market prices of similar debt, adjusted for the affiliated nature of the transaction.

The carrying amount and estimated fair values of the Partnership's financial instruments assets and liabilities which are not recorded at fair value on the Consolidated Balance Sheets as of December 31, 2012, and 2011, were as follows (in millions):

As of December 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.9	$3.9	$—	$—	$3.9

Financial Liabilities
Long-term debt	$3,539.2	$—	$3,841.1	$—	$3,841.1

As of December 31, 2011		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21.9	$21.9	$—	$—	$21.9

Financial Liabilities
Long-term debt	$3,298.7	$—	$3,537.8	$—	$3,537.8
Long-term debt - affiliate	100.0	—	105.8	—	105.8

Note 6: Property, Plant and Equipment (PPE)

The following table presents the Partnership’s PPE as of December 31, 2012 and 2011 (in millions):

Category	2012 Class Amount	Weighted-Average Useful Lives (Years)	2011 Class Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$6,908.3	37	$6,522.9	37
Storage	732.3	38	566.6	30
Gathering	151.0	21	90.0	20
General	144.4	14	126.9	18
Rights of way and other	121.6	32	112.7	31
Total utility depreciable plant	8,057.6	36	7,419.1	36

Non-depreciable:
Construction work in progress	258.0		110.6
Storage	80.0		80.9
Land	26.7		20.0
Other	1.0		16.3
Total other	365.7		227.8

Total PPE	8,423.3		7,646.9
Less: accumulated depreciation	1,234.1		999.2

Total PPE, net	$7,189.2		$6,647.7

The non-depreciable assets were not included in the calculation of the weighted-average useful lives.

The Partnership holds undivided interests in certain assets, including the Bistineau storage facility of which the Partnership owns 92%, the Mobile Bay Pipeline of which the Partnership owns 64% and offshore and other assets, comprised of pipeline and gathering assets in which the Partnership holds various ownership interests. The proportionate share of investment associated with these interests has been recorded as PPE on the balance sheets. The Partnership records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Partnership’s undivided interests as of December 31, 2012 and 2011 (in millions):

	2012		2011
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Bistineau storage	$55.7	$13.4	$57.5	$11.9
Mobile Bay Pipeline	11.1	2.8	11.8	2.5
Offshore and other assets	19.0	13.0	19.0	12.6
Total	$85.8	$29.2	$88.3	$27.0

Asset Dispositions and Impairment Charges
The Partnership recognized $9.1 million of asset impairment charges for the year ended December 31, 2012. Refer to Note 5 for more information.

Materials and Supplies

The Partnership holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects.  In 2011, the Partnership determined that a portion of the materials and supplies would not be used given the types of projects the Partnership would likely pursue under its growth strategy and the costs to carry and maintain the materials and recognized an impairment charge of $28.8 million to adjust the carrying amount of those materials and supplies to an estimated fair value of $6.4 million. The fair value of the materials was determined by obtaining information from brokers, resellers and distributors of these types of materials which are considered Level 3 inputs under the fair value hierarchy. The materials were subsequently sold, resulting in net realized gains of $3.7 million and $2.9 million as of December 31, 2012 and 2011.  At December 31, 2012 and 2011, the Partnership held approximately $17.8 million and $22.1 million of materials and supplies which was reflected in Other Assets on the Consolidated Balance Sheets.

Gas Sales

In 2011, the Partnership recognized a gain of $9.2 million from the sale of approximately 4.5 Bcf of gas stored underground with a carrying amount of $10.3 million that became available for sale due to a change in the storage working gas needed to support operations and no-notice services. In 2010, the Partnership recognized a gain of $17.5 million from the sale of approximately 5.5 Bcf of gas stored underground with a carrying amount of $12.5 million which became available for sale as a result of Phase III of the Western Kentucky Storage Expansion and a reduction in the amount of gas needed to support no-notice services. The gains related to these gas sales were recorded in Net (gain)loss on disposal of operating assets.

Carthage Compressor Station Incident

In 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. In 2011, the Partnership recognized expenses of $5.0 million for the amount of costs incurred which were subject to an insurance deductible and recorded a receivable of $8.8 million related to probable recoveries from insurance for expenses incurred that exceeded the deductible amount. The Partnership has received $10.0 million in insurance proceeds as partial payment for the insurance claim and in 2012, recognized a $1.2 million gain which was reflected in Net gain on disposal of assets.

Bistineau Storage Gas Loss

In 2011, the Partnership completed a series of tests to verify the quantity of gas stored at its Bistineau storage facility. These tests indicated that a gas loss of approximately 6.7 Bcf occurred at the facility. As a result, the Partnership recorded a charge to Fuel and gas transportation expense of $3.7 million to recognize the loss in base gas which had a carrying amount of $0.53 per MMBtu.

Note 7: Goodwill and Intangible Assets

Goodwill

Changes in the gross amounts of goodwill for the Partnership are summarized as follows (in millions):

Balance as of January 1, 2011	$163.5
Acquisition of HP Storage(1)	51.5
Balance as of December 31, 2011	215.0
Acquisition of Louisiana Midstream(1)	55.8
Balance as of December 31, 2012	$270.8

(1) Refer to Note 3 for further information on the acquisitions of HP Storage and Louisiana Midstream.

No impairment charge related to goodwill was recorded for the years ended December 31, 2012, 2011 and 2010.

Intangible Assets

The following table contains information regarding the Partnership's intangible assets, which includes customer relationships acquired as part of the purchase of Louisiana Midstream and HP Storage. The following table contains further information (in millions):

	December 31,
	2012	2011
Gross carrying amount	$39.4	$14.4
Accumulated amortization	(0.8)	—
Net carrying amount	$38.6	$14.4

For the year ended December 31, 2012, amortization expense for intangible assets totaled $0.8 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income. Amortization expense for the year ended December 31, 2011 was less than $0.1 million and there was none recorded for the year ended December 31, 2010. Amortization expense for the next five years and in total thereafter as of December 31, 2012, is as follows (in millions):

2013	$1.3
2014	1.3
2015	1.3
2016	1.3
2017	1.3
Thereafter	32.1
$38.6

The weighted-average remaining useful life of the Partnership's intangible assets as of December 31, 2012 is 31 years.

Note 8:  Asset Retirement Obligations (ARO)

The Partnership has identified and recorded legal obligations associated with the abandonment of certain pipeline assets and offshore facilities as well as abatement of asbestos consisting of removal, transportation and disposal when removed from certain compressor stations and meter station buildings. Legal obligations exist for the main pipeline and certain other Partnership assets, however the fair value of the obligations cannot be determined because the lives of the assets are indefinite and therefore cash flows associated with retirement of the assets cannot be estimated with the degree of accuracy necessary to establish a liability for the obligations.

The following table summarizes the aggregate carrying amount of the Partnership’s ARO (in millions):

	2012	2011
Balance at beginning of year	$20.0	$18.7
Liabilities recorded	4.9	1.4
Liabilities settled	(0.6)	(3.5)
Liabilities incurred from assets acquired (1)	13.6	2.5
Accretion expense	1.1	0.9
Balance at end of year	39.0	20.0
Less: Current portion of asset retirement obligations	(5.8)	(0.8)
Long-term asset retirement obligations	$33.2	$19.2

1)	Represents the fair value of the asset retirement obligations assumed through the acquisitions of Louisiana Midstream and HP Storage.

For the Partnership’s operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Partnership has reflected $57.4 million and $54.5 million as of December 31, 2012 and 2011, in the accompanying Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 9: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities in the Consolidated Balance Sheets as of December 31, 2012 and 2011, are summarized in the table below. The table also includes amounts related to unamortized debt expense and unamortized discount on long-term debt. While these amounts are not regulatory assets and liabilities, they are a critical component of the embedded cost of debt financing utilized in the Texas Gas rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax recorded in regulatory accounting. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to eighteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2012 and 2011 (in millions):

	2012	2011
Regulatory Assets:
Pension	$10.6	$10.6
Tax effect of AFUDC equity	4.3	4.7
Unamortized debt expense and premium on reacquired debt	13.5	15.4
Fuel tracker	3.3	9.8
Total regulatory assets	$31.7	$40.5
Regulatory Liabilities:
Cashout and fuel tracker	$0.9	$0.5
Provision for other asset retirement	57.4	54.5
Unamortized discount on long-term debt	(2.2)	(2.5)
Postretirement benefits other than pension	29.3	29.8
Other	0.1	0.3
Total regulatory liabilities	$85.5	$82.6

Note 10:  Financing

Long-Term Debt

The following table presents all long-term debt issues outstanding as of December 31, 2012 and 2011 (in millions):

	2012	2011
Notes and Debentures:
Boardwalk Pipelines
5.88% Notes due 2016	$250.0	$250.0
5.50% Notes due 2017	300.0	300.0
5.20% Notes due 2018	185.0	185.0
5.75% Notes due 2019	350.0	350.0
3.375% Notes due 2023	300.0	—

Gulf South
5.75% Notes due 2012	—	225.0
5.05% Notes due 2015	275.0	275.0
6.30% Notes due 2017	275.0	275.0
4.00% Notes due 2022	300.0	—

Texas Gas
4.60% Notes due 2015	250.0	250.0
4.50% Notes due 2021	440.0	440.0
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	3,025.0	2,650.0

Term Loans:
HP Storage	—	200.0
Acquisition Company	225.0	—
Total term loans	225.0	200.0

Revolving Credit Facility:
Boardwalk Pipelines	—	100.0
Gulf Crossing	302.0	—
Gulf South	—	228.5
Texas Gas	—	130.0
Total revolving credit facility	302.0	458.5
Subordinated Loan Agreement with BPHC	—	100.0
	3,552.0	3,408.5
Less: unamortized debt discount	(12.8)	(9.8)
Total Long-Term Debt	$3,539.2	$3,398.7

Maturities of the Partnership’s long-term debt for the next five years and in total thereafter are as follows (in millions):

2013	$—
2014	—
2015	525.0
2016	250.0
2017	1,102.0
Thereafter	1,675.0
Total long-term debt	$3,552.0

Notes and Debentures

As of December 31, 2012 and 2011, the weighted-average interest rate of the Partnership's notes and debentures was 5.32% and 5.69%. For the years ended December 31, 2012, 2011 and 2010, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
November 2012	Boardwalk Pipelines	$300.0	$2.4	$297.6	(1)	3.375%	February 1, 2023	February 1 and August 1
June 2012	Gulf South	$300.0	$3.5	$296.5	(2)	4.00%	June 15, 2022	June 15 and December 15
January and
June 2011	Texas Gas	$440.0	$2.4	$437.6	(3)	4.50%	February 1, 2021	February 1 and August 1

(1)	The net proceeds of this offering were used to reduce borrowings under the Partnership’s revolving credit facility and Subordinated Loan.

(2)
The net proceeds of this offering were used to reduce borrowings under the Partnership’s revolving credit facility and to redeem $225.0 million of Gulf South's 5.75% notes due August 2012 (2012 Notes) discussed below.

(3)	The net proceeds of these offerings were used to reduce borrowings under the Partnership’s revolving credit facility and to redeem Texas Gas’ 5.50% notes due April 2013 (2013 Notes) discussed below.

Concurrent with the issuance of the 4.00% Gulf South notes due 2022 (2022 Notes), Gulf South entered into a registration rights agreement with the holders of those notes. The agreement obligated Gulf South to file and maintain the effectiveness of an exchange offer registration statement within 360 days of the initial notes issuance to allow for the exchange of the 2022 Notes for notes with materially identical terms that have been registered under the Securities Act of 1933 and are freely tradable (Exchange Notes). On October 15, 2012, the Partnership filed the registration statement on Form S-4, which became effective on December 17, 2012. The Partnership commenced the exchange offer on December 17, 2012, and closed the exchange offer on January 29, 2013.

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

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At December 31, 2012, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Redemption of Notes

In August 2012, the 2012 Notes matured and were retired in full. The retirement of this debt was financed through the issuance of the 2022 Notes.

In 2011, the Partnership redeemed the 2013 Notes at a premium of $21.0 million. The Partnership had unamortized discounts and deferred offering costs of $1.1 million related to the 2013 Notes. Due to the application of regulatory accounting, approximately $8.9 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and will be amortized over the life of the Texas Gas 4.50% notes due February 1, 2021. The remaining $13.2 million was recognized as a loss on early extinguishment of debt.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $1.0 billion. Outstanding borrowings under the credit facility as of December 31, 2012, and 2011, were $302.0 million and $458.5 million with a weighted-average borrowing rate of 1.34% and 0.52%. As of February 20, 2013, the Partnership had outstanding borrowings of $400.0 million, resulting in available borrowing capacity of $600.0 million.

In April 2012, the Partnership entered into a Second Amended and Restated Revolving Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion, a maturity date of April 27, 2017, and including Gulf Crossing, Gulf South, HP Storage, Texas Gas, Boardwalk Pipelines and Boardwalk Midstream, LLC (Boardwalk Midstream) as borrowers. Interest is determined, at the Partnership's election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.0%, plus an applicable margin, or (b) the London InterBank Offered Rate (LIBOR) plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest tied to the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR rate, in each case determined based on the individual borrower's credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual borrower's credit rating from time to time.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of December 31, 2012.

Term Loan

In October 2012, the Partnership's Acquisition Company subsidiary entered into a credit agreement for a $225.0 million variable-rate term loan due October 1, 2017 (BAC Term Loan). The proceeds of the BAC Term Loan were used to fund the Louisiana Midstream acquisition. The BAC Term Loan bears interest at a rate that is based on the one-month LIBOR rate plus an applicable margin. Outstanding borrowings as of December 31, 2012, were $225.0 million, with an effective interest rate of 1.96%.

The Partnership's HP Storage subsidiary had a $200.0 million variable-rate term loan due December 1, 2016 (HP Storage Term Loan), which was used to fund the acquisition of Petal and Hattiesburg. The HP Storage Term Loan was repaid in full in September 2012. Outstanding borrowings as of December 31, 2011, were $200.0 million. Interest on the HP Storage Term Loan was payable monthly at a rate that was based on the one-month LIBOR rate plus an applicable margin. HP Storage has no further borrowing capacity under this term loan.

Long-Term Debt – Affiliate

At December 31, 2011, the Partnership had $100.0 million of long-term debt outstanding under a Subordinated Loan Agreement with BPHC (Subordinated Loan), with no additional borrowing capacity available. The Subordinated Loan bore interest at 8.00% per year, payable semi-annually in June and December. In the event the Partnership or its subsidiaries issued additional equity securities or incurred certain indebtedness, the Subordinated Loan was required to be repaid with the net cash proceeds from those issuances; although BPHC was entitled to waive such prepayment provision. In November 2012, the Partnership repaid the $100.0 million of Subordinated Loan outstanding and has no further borrowing capacity available. The retirement of this debt was financed using proceeds from the Partnership's November debt offering.

Common Unit Offering

For the years ended December 31, 2012, 2011 and 2010, the Partnership completed the following issuances and sales of common units (in millions, except the issuance price):

Month of Offering	Number of Common Units	Issuance Price	Less Underwriting Discounts and Expenses	Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering	Common Units Held by the Public After Offering
October 2012 (1)	11.2	$26.99	$10.4	$297.6	207.7	105.0
August 2012 (1)	11.6	$27.80	$11.2	$317.9	196.5	93.8
February 2012 (1)	9.2	$27.55	$8.5	$250.2	184.9	82.2
June 2011(1)	6.0	$29.33	$6.0	$173.6	175.7	73.0

(1)	BPHC waived the prepayment provisions under the Subordinated Loans that would have required prepayment of the Subordinated Loans as a result of these issuances.

The proceeds of the August 2012 and June 2011 offerings were used to reduce borrowings under the Partnership’s revolving credit facility; the proceeds of the February 2012 offering were used to purchase the remaining equity interests in HP Storage; and the proceeds of the October 2012 offering were used to purchase the remaining equity interests in Louisiana Midstream. In addition to funds received from the issuance and sale of common units, the general partner concurrently contributed amounts to maintain its 2% interest in the Partnership.

Summary of Changes in Outstanding Units

The following table summarizes changes in the Partnership’s common and class B units since January 1, 2010 (in millions):

	Common Units	Class B Units(1)
Balance, January 1, 2010 and 2011	169.7	22.9
Common units issued in connection with underwritten offerings	6.0	—
Balance, December 31, 2011	175.7	22.9
Common units issued in connection with underwritten offerings	32.0	—
Balance, December 31, 2012	207.7	22.9

(1)	The class B units are convertible into common units upon demand by the holder on a one-for-one basis at any time after June 30, 2013.

Registration Rights Agreement

The Partnership has entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership has agreed to register the resale by BPHC of 27.9 million common units and to reimburse BPHC up to a maximum amount of $0.914 per common unit for underwriting discounts and commissions. In February 2010, BPHC sold 11.5 common units of the Partnership in a secondary offering. The Partnership reimbursed BPHC $10.5 million for underwriting discounts and commissions and incurred other offering costs of approximately $0.2 million, all of which were recorded against the previously established liability. As of December 31, 2012 and 2011, the Partnership had an accrued liability of approximately $16.0 million for future underwriting discounts and commissions that would be reimbursed to BPHC and other registration and offering costs that are expected to be incurred by the Partnership.

Note 11:  Employee Benefits

Retirement Plans

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

As a result of the Texas Gas rate case settlement in 2006, the Partnership is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million which is the amount included in rates. In 2012 and 2011, the Partnership funded $7.5 million and $9.0 million to the Pension Plan and expects to fund approximately $3.0 million to the plan in 2013. The Partnership does not anticipate that any Pension Plan assets will be returned to the Partnership during 2013. In 2011, the Partnership funded $0.1 million for payments made under the SRP. The Partnership does not expect to fund the SRP until such time as benefits are paid, therefore, no payments were made under the SRP in 2012.

The Partnership recognizes in expense each year the actuarially determined amount of net periodic pension cost associated with its Retirement Plans, including a minimum amount of $3.0 million related to its Pension Plan, in accordance with the 2006 rate case settlement. Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million and is precluded from seeking future recovery of annual Pension Plan costs between $3.0 million and $6.0 million. As a result, the Partnership would recognize a regulatory asset for amounts of annual Pension Plan costs in excess of $6 million and would reduce its regulatory asset to the extent that annual Pension Plan costs are less than $3 million. Annual Pension Plan costs between $3.0 million and $6.0 million will be charged to expense.

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In 2012 and 2011, the Partnership made $0.2 million of contributions each year to the PBOP plan. The PBOP plan is currently in an overfunded status, therefore the Partnership does not expect to make any contributions to the plan in 2013. The Partnership does not anticipate that any plan assets will be returned to the Partnership during 2013. The Partnership uses a measurement date of December 31 for its PBOP plan.

Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2012 and 2011, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of period	$140.2	$132.5	$54.0	$51.7
Service cost	4.0	3.9	0.5	0.4
Interest cost	5.8	6.4	2.4	2.6
Plan participants’ contributions	—	—	0.8	0.9
Actuarial loss (gain)	9.4	3.0	5.2	1.8
Benefits paid	(6.9)	(5.6)	(3.4)	(3.4)
Benefit obligation at end of period	$152.5	$140.2	$59.5	$54.0

Change in plan assets:
Fair value of plan assets at beginning of period	$112.9	$105.5	$81.8	$73.3
Actual return on plan assets	12.2	3.9	7.3	10.8
Benefits paid	(6.9)	(5.6)	(3.4)	(3.4)
Company contributions	7.5	9.1	0.2	0.2
Plan participants’ contributions	—	—	0.8	0.9
Fair value of plan assets at end of period	$125.7	$112.9	$86.7	$81.8

Funded status	$(26.8)	$(27.3)	$27.2	$27.8

Items not recognized as components of net periodic cost:
Prior service cost (credit)	$0.1	$0.1	$(24.2)	$(31.9)
Net actuarial loss	34.7	31.1	12.2	10.2
Total	$34.8	$31.2	$(12.0)	$(21.7)

At December 31, 2012 and 2011, the following aggregate information relates only to the underfunded plans (in millions):

	For the Year Ended December 31,
	2012	2011
Projected benefit obligation	$152.5	$140.2
Accumulated benefit obligation	139.3	127.5
Fair value of plan assets	125.7	112.9

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Service cost	$4.0	$3.9	$3.8	$0.5	$0.4	$0.5
Interest cost	5.8	6.4	6.9	2.4	2.6	2.8
Expected return on plan assets	(8.6)	(8.0)	(7.0)	(4.3)	(3.3)	(3.8)
Amortization of prior service credit	—	—	—	(7.8)	(7.8)	(7.8)
Amortization of unrecognized net loss	2.1	1.2	1.5	0.1	0.7	0.9
Regulatory asset (increase) decrease	—	—	—	—	4.2	5.4
Net periodic benefit cost	$3.3	$3.5	$5.2	$(9.1)	$(3.2)	$(2.0)

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

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2013	$13.9	$3.5
2014	10.8	3.5
2015	12.5	3.5
2016	17.0	3.4
2017	16.9	3.5
2018-2022	76.5	17.6

Weighted –Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2012 and 2011, were as follows:

	Retirement Plans				PBOP
	For the Year Ended December 31,				For the Year Ended December 31,
	2012		2011		2012	2011
	Pension	SRP	Pension	SRP
Discount rate	3.25%	3.50%	4.25%	4.25%	3.90%	4.70%
Rate of compensation increase	3.50%	3.50%	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.25%	5.00%	5.70%	4.70%	5.38%	5.70%
Expected return on plan assets	7.50%	7.50%	7.50%	5.30%	4.64%	5.35%
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

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

PBOP Assumed Health Care Cost Trends

Assumed health care cost trend rates have a significant effect on the amounts reported for PBOP. A one-percentage-point change in assumed trend rates for health care costs would have had the following effects on amounts reported for the year ended December 31, 2012 (in millions):

Effect of 1% Increase:	2012
Benefit obligation at end of year	$3.8
Total of service and interest costs for year	0.2

Effect of 1% Decrease:
Benefit obligation at end of year	$(3.2)
Total of service and interest costs for year	(0.2)

For measurement purposes, health care cost trend rates for the plans were assumed to remain at 8.5% for 2013-2014, grading down to 5% by 2021, assuming 0.5% annual increments for all participants. For December 31, 2011, health care cost trend rates for the plans were assumed to increase 8.5% for 2012-2013, grading down to 5.0% in 0.5% annual increments for all participants.

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

The Pension Plan investments are held in a trust account and consist of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Use of the Master Trust permits the commingling of trust assets of the Pension Plan with the assets of the Loews Corporation Cash Balance Retirement Plan for investment and administrative purposes. Although assets of all plans are commingled in the Master Trust, the custodian maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income of the investment assets is allocated by the custodian to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. The Master Trust assets are measured at fair value. The fair value of the interest in the assets of the Master Trust associated with the Pension Plan as of December 31, 2012 and 2011, was $125.7 million (or 50.9%) and $112.9 million (or 50.5%), of the total Master Trust assets.

Equity securities are publicly traded securities which are valued using quoted market prices and are considered a Level 1 investment under the fair value hierarchy. Short-term investments that are actively traded or have quoted prices, such as money market funds, are considered a Level 1 investment. Fixed income mutual funds are actively traded and valued using quoted market prices and are considered a Level 1 investment. Corporate and other taxable bonds and asset-backed securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs and are considered Level 2 investments. The limited partnership and other invested assets consist primarily of hedge funds, whose fair value represents the Master Trust’s share of the net asset value of each company, as determined by the general partner. Level 2 limited partnership and other invested assets include investments which can be redeemed at net asset value in 90 days or less. The limited partnership investments that contain withdrawal provisions greater than 90 days or at the termination of the partnership are considered Level 3 investments.

The following table sets forth by level within the fair value hierarchy a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2012 (in  millions):

	Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$37.2	$—	$—	$37.2
Short-term investments	4.2	—	—	4.2
Fixed income mutual funds	110.3	—	—	110.3
Asset-backed securities	—	3.0	—	3.0
Limited partnerships :
Hedge funds	—	53.3	32.0	85.3
Private equity	—	—	7.1	7.1
Total investments	$151.7	$56.3	$39.1	$247.1

The following table sets forth by level within the fair value hierarchy a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2011 (in  millions):

	Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$32.7	$—	$—	$32.7
Short-term investments	14.2	—	—	14.2
Fixed income mutual funds	—	—	—	—
Asset-backed securities	98.4	—	—	98.4
Limited partnerships:
Hedge funds	—	45.3	25.5	70.8
Private equity	—	—	7.4	7.4
Total investments	$145.3	$45.3	$32.9	$223.5

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the Master Trust (in millions):

	Limited Partnerships: Hedge Funds	Limited Partnerships: Private Equity
Balance, January 1, 2011	$32.8	$6.6
Actual return on assets still held	0.3	1.2
Actual return on assets sold	0.2	(0.2)
Purchases, sales and settlements	(7.8)	(0.2)
Net transfers in/(out) of Level 3	—	—
Balance, December 31, 2011	$25.5	$7.4
Actual return on assets still held	3.8	0.5
Actual return on assets sold	(0.1)	0.5
Purchases, sales and settlements	2.8	(1.3)
Net transfers in/(out) of Level 3	—	—
Balance, December 31, 2012	$32.0	$7.1

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

The following table sets forth by level within the fair value hierarchy a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2012 (in  millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$3.3	$—	$—	$3.3
Fixed income mutual funds	3.8	—	—	3.8
Asset-backed securities	—	21.0	—	21.0
Corporate and other bonds	—	20.7	—	20.7
Tax exempt securities	—	37.9	—	37.9
Total investments	$7.1	$79.6	$—	$86.7

The following table sets forth by level within the fair value hierarchy a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2011 (in  millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$3.4	$—	$—	$3.4
Fixed income mutual funds	3.5	—	—	3.5
Asset-backed securities	—	19.4	—	19.4
Corporate and other bonds	—	20.1	—	20.1
Tax exempt securities	—	35.4	—	35.4
Total investments	$6.9	$74.9	$—	$81.8

There were no Level 3 assets at December 31, 2012 and 2011.

Investment strategy

Pension Plan: The Partnership employs a total-return approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment strategy has been to allocate between 40% and 60% of the investment portfolio to equity and alternative investments, including limited partnerships, with consideration given to market conditions and target asset returns. The investment portfolio contains a diversified blend of fixed income, equity and short-term securities. Alternative investments, including limited partnerships, have been used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2012, the pension trust had committed $4.1 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. At December 31, 2012 and 2011, all of the PBOP investments were in fixed income securities.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $8.0 million, $7.4 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010.

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

A summary of the status of the Phantom Common Units granted under the Partnership’s LTIP as of December 31, 2012 and 2011, and changes during the years ended December 31, 2012 and 2011, is presented below:

	Phantom Common Units		Total Fair Value (in millions)		Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2011 (1)	69,583		$2.4		1.0
Granted	193,819		5.3		3.0
Paid	(44,069)		(1.5)		—
Forfeited	(1,244)		—		—
Outstanding at December 31, 2011 (1)	218,089	(2)	5.3	(3)	2.9	(3)
Granted	22,814		0.6		2.4
Paid	(24,270)		(0.8)		—
Forfeited	(24,038)		—		—
Outstanding at December 31, 2012 (1)	192,595		$4.7		2.0

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.

(2)	Includes 24,270 of Phantom Common Units with a total value of $0.8 million which vested on December 16, 2011 and were paid in cash on January 20, 2012.

(3)	Excludes the Phantom Common Units that vested on December 16, 2011.

The fair value of the awards at the date of grant was based on the closing market price of the Partnership’s common units on or directly preceding the date of grant. The fair value of the awards at December 31, 2012 and 2011 was based on the closing market price of the common unit on those dates of $24.90 and $27.67 plus the accumulated value of the DERs. The fair value of the awards will be recognized ratably over the vesting period and remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities. The Partnership recorded $1.5 million, $0.3 million and $1.1 million in Administrative and general expenses during 2012, 2011 and 2010 for the ratable recognition of the fair value of the Phantom Common Unit awards. The total estimated remaining unrecognized compensation expense related to the Phantom Common Units outstanding at December 31, 2012 and 2011, was $3.1 million and $5.3 million.

In 2012 and 2011, the general partner purchased 2,000 of the Partnership’s common units each year in the open market at a price of $27.24 and $32.82 per unit. These units were granted under the LTIP to the independent directors as part of their director compensation. At December 31, 2012, 3,513,708 units were available for grants under the LTIP.

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

A summary of the outstanding UARs granted under the Partnership’s UAR and Cash Bonus Plan as of December 31, 2012 and 2011, and changes during 2012 and 2011 is presented below:

	UARs	Weighted Average Exercise Price	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2011 (1)	368,956	$30.36	$—	3.0
Forfeited	(29,609)
Granted (2)	27,551	32.58	0.1	2.8
Granted (3)	71,277	28.93	0.2	2.5
Granted (4)	218,342	27.30	1.5	3.0
Outstanding at December 31, 2011 (1)	656,517	29.28	3.0	2.3
Forfeited	(83,638)
Granted (5)	6,786	26.46	—	2.7
Granted (6)	26,082	27.90	0.1	2.2
Outstanding at December 31, 2012 (1)	605,747	$29.18	$1.7	1.4

(1)	Represents weighted-average exercise price, remaining weighted-average vesting period and total fair value of outstanding awards at the end of the period.

(2)
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

(5)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $26.46, the closing price of the Partnership’s common units on the New York Stock Exchange on the grant date on March 31, 2012. No UAR Cap is applicable to these awards.

(6)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $27.90, the closing price of the Partnership’s common units on the New York Stock Exchange on the grant date on September 30, 2012. No UAR Cap is applicable to these awards.

The fair value of the UARs granted in 2012 and December 2011 were based on the computed value of a call on the Partnership’s common units at the exercise price. The fair value of the UARs granted prior to December 2011 was determined by calculating the difference between the computed value of a call on the Partnership’s common units at the exercise price and a similar call at an exercise price that has been increased to accommodate the UAR Cap. The following assumptions were used as inputs to the Black-Scholes valuation model for grants made during 2012 and 2011:

	Grant Date Assumptions for Grants Made in 2012	Grant Date Assumptions for Grants Made in 2011
Expected life (years)	2.2 - 2.7	2.0 - 3.0
Risk free interest rate (1)	0.29% - 0.47%	0.25% - 1.17%
Expected volatility (2)	31% - 34%	34% - 38%

(1)	Based on the U.S. Treasury yield curve corresponding to the remaining life of the UAR.

(2)	Based on the historical volatility of the Partnership’s common units.

The Partnership recorded compensation expense of $0.3 million and $0.4 million for the years ended December 31, 2012 and 2011, related to the UARs. As of December 31, 2012 and 2011, there was $0.8 million and $2.5 million of total unrecognized compensation cost related to the non-vested portion of the UARs.

Long-Term Cash Bonuses.  There were no Long-Term Cash Bonuses granted in 2012. In 2011, the Partnership granted to certain employees $0.4 million of Long-Term Cash Bonuses under the UAR and Cash Bonus Plan. Each Long-Term Cash Bonus granted prior to 2011 will become vested and payable to the holder in cash equal to the amount of the grant after the expiration of a three-year restricted period. Except in limited circumstances, upon termination of employment during the restricted period, any outstanding and unvested awards of Long-Term Cash Bonuses would be cancelled unpaid. The Partnership recorded compensation expense of $0.6 million and $0.5 million for the years ended December 31, 2012 and 2011, related to the Long-Term Cash Bonuses. As of December 31, 2012 and 2011, there was $0.4 million and $1.3 million of total unrecognized compensation cost related to the Long-Term Cash Bonuses.

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

A summary of the status of the Partnership’s SLTIP as of December 31, 2012 and 2011, and changes during the years ended December 31, 2012 and 2011, is presented below:

	Phantom GP Units	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2011 (1)	367.0	$17.6	1.5
Paid	(83.0)	(3.6)	—
Forfeited	(21.5)	—	—
Outstanding at December 31, 2011 (1)	262.5	12.4	0.8
Paid	(116.5)	(5.0)	—
Forfeited	(1.0)	—	—
Outstanding at December 31, 2012 (1)	145.0	$6.9	0.2

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.

The fair value of the awards at the date of grant was based on the formula contained in the SLTIP and assumptions made regarding potential future cash distributions made to the general partner during the four quarters preceding the vesting date and the future implied yield on the Partnership's common units. The fair value of the awards was recognized ratably over the vesting period and remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities. The Partnership recorded $2.3 million, $2.5 million and $4.9 million in Administrative and general expenses during 2012, 2011 and 2010 for the ratable recognition of the fair value of the GP Phantom Unit awards. The total estimated remaining unrecognized compensation expense related to the GP Phantom Units outstanding at December 31, 2012, was less than $0.1 million. No additional grants of Phantom GP Units are expected to be made under the SLTIP. The outstanding SLTIP awards at December 31, 2012 became fully vested in February 2013.
Note 12:  Cash Distributions and Net Income per Unit

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

(1)
The class B unitholders participate in distributions on a pari passu basis with the Partnership’s common units up to $0.30 per unit per quarter. The class B units do not participate in quarterly distributions above $0.30 per unit and are convertible into common units upon demand by the holder on a one-for-one basis at any time after June 30, 2013.

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and class B units and the 2% general partner interest and IDRs held by its general partner as follows (in millions, except distribution per unit):

Payment Date	Distribution per Unit	Amount Paid to Common Unitholders	Amount Paid to Class B Unitholder	Amount Paid to General Partner (Including IDRs) (1)
November 15, 2012	$0.5325	$110.6	$6.9	$10.8
August 16, 2012	0.5325	104.6	6.9	10.2
May 17, 2012	0.5325	98.5	6.8	9.6
February 23, 2012	0.530	98.1	6.8	9.1
November 17, 2011	0.5275	92.7	6.9	8.2
August 18, 2011	0.525	92.2	6.9	7.8
May 19, 2011	0.5225	88.6	6.9	7.4
February 24, 2011	0.520	88.2	6.8	7.3
November 8, 2010	0.515	87.4	6.9	6.9
August 9, 2010	0.510	86.5	6.9	6.7
May 10, 2010	0.505	85.8	6.8	6.4
February 22, 2010	0.500	84.8	6.8	6.2

(1)	In 2012, 2011 and 2010, the Partnership paid $30.1 million, $22.3 million and $18.2 million in distributions on behalf of IDRs.

In February 2013, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5325 per unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the year ended December 31, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$306.0
Add: Net loss attributable to predecessor equity	(2.2)
Net income attributable to limited partner unitholders and general partner	308.2
Declared distribution	493.1	$424.3	$27.5	$41.3
Assumed allocation of undistributed net loss	(184.9)	(162.0)	(19.2)	(3.7)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$308.2	$262.3	$8.3	$37.6
Weighted-average units outstanding		191.9	22.9
Net income per unit		$1.37	$0.36

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the year ended December 31, 2011, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$217.0
Add: Net loss attributable to predecessor equity	(3.2)
Net income attributable to limited partner unitholders and general partner	220.2
Declared distribution	431.6	$371.6	$27.5	$32.5
Assumed allocation of undistributed net loss	(211.4)	(183.0)	(24.2)	(4.2)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$220.2	$188.6	$3.3	$28.3
Weighted-average units outstanding		173.3	22.9
Net income per unit		$1.09	$0.14

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the year ended December 31, 2010 (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$289.4
Declared distribution	402.6	$347.9	$27.4	$27.3
Assumed allocation of undistributed net loss	(113.2)	(97.7)	(13.2)	(2.3)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$289.4	$250.2	$14.2	$25.0
Weighted-average units outstanding		169.7	22.9
Net income per unit		$1.47	$0.62

Note 13:  Income Taxes

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

Following is a summary of the provision for income taxes for the periods ended December 31, 2012, 2011 and 2010 (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Current expense:
State	$(0.2)	$0.3	$0.3
Total	(0.2)	0.3	0.3
Deferred provision:
State	0.7	0.1	0.2
Total	0.7	0.1	0.2
Income taxes	$0.5	$0.4	$0.5

The Partnership’s tax years 2009 through 2012 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, there were no significant deferred income tax assets or liabilities.

Note 14:  Accumulated Other Comprehensive Loss

The following table shows the components of Accumulated other comprehensive loss which is included in Partners’ Capital on the Consolidated Balance Sheets (in millions):

	As of December 31, 2012	As of December 31, 2011
Loss on cash flow hedges	$(15.5)	$(10.4)
Deferred components of net periodic benefit cost	(51.8)	(39.0)
Total Accumulated other comprehensive loss	$(67.3)	$(49.4)

The Partnership estimates that approximately $2.4 million of net gains reported in AOCI as of December 31, 2012, are expected to be reclassified into earnings within the next twelve months. This amount is comprised of a $4.9 million increase to earnings related to net periodic benefit cost and a $2.5 million decrease to earnings related to cash flow hedges. As discussed in Note 5, the Partnership did not have any cash flow hedges outstanding as of December 31, 2011. The loss on cash flow hedges in the table above as of December 31, 2011, is related to losses deferred in AOCI from treasury rate locks that were settled and are being amortized over the terms of the related interest payments.

Note 15:  Credit Risk

Major Customers

Operating revenues received from the Partnership’s major customer (in millions) and the percentage of total operating revenues earned from that customer were:

	For the Year Ended December 31,
	2012		2011		2010
	Revenue	%	Revenue	%	Revenue	%
Devon Gas Services, LP	$133.3	12%	$134.2	12%	$143.5	13%

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas and NGLs loaned to customers. As of December 31, 2012, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 11.7 TBtu. Assuming an average market price during December 2012 of $3.32 per MMBtu, the market value of that gas was approximately $38.8 million. As of December 31, 2012, the amount of NGLs owed to the operating subsidiaries due to imbalances was approximately 0.1 MMbbls, which had a market value of approximately $6.8 million. As of December 31, 2011, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 9.5 TBtu. Assuming an average market price during December 2011 of $3.14 per MMBtu, the market value of this gas at December 31, 2011, would have been approximately $29.8 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 16:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $8.3 million, $18.3 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $285.7 million, $273.3 million and $267.9 million for the years ended December 31, 2012, 2011 and 2010.

Note 17:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Cash paid during the period for:
Interest (net of amount capitalized) (1)	$169.8	$172.7	$146.3
Income taxes, net	$0.2	$0.3	$0.4
Non-cash adjustments:
Accounts payable and PPE	$36.0	$23.8	$29.5

(1)
The 2012 period includes payments of $9.6 million related to the settlements of interest rate derivatives and the 2011 period includes premium payments of $21.0 million related to the 2013 Notes redemption.

Note 18:  Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for 2012 and 2011 for the Partnership (in millions, except for earnings per unit):

	2012
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$325.7	$270.6	$275.8	$312.9
Operating expenses	195.5	169.1	167.3	179.3
Operating income	130.2	101.5	108.5	133.6
Interest expense, net	40.1	43.3	43.4	40.9
Other (income) expense	(0.1)	(0.1)	(0.1)	(0.1)
Income before income taxes	90.2	58.3	65.2	92.8
Income taxes	0.1	0.1	0.1	0.2
Net income	$90.1	$58.2	$65.1	$92.6
Net income per unit:
Common units	$0.38	$0.26	$0.30	$0.43
Class B units	$0.14	$(0.02)	$0.07	$0.19
Total Comprehensive Income	$82.8	$57.2	$56.2	$91.9

	2011
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$301.0	$268.9	$262.0	$311.0
Operating expenses	189.3	176.5	207.4	180.5
Operating income	111.7	92.4	54.6	130.5
Interest expense, net	40.3	39.5	39.5	40.2
Other (income) expense	(0.3)	5.6	(0.1)	7.1
Income before income taxes	71.7	47.3	15.2	83.2
Income taxes	0.1	0.1	—	0.2
Net income	$71.6	$47.2	$15.2	$83.0
Net income per unit:
Common units	$0.36	$0.23	$0.07	$0.42
Class B units	$0.11	$—	$(0.16)	$0.20
Total Comprehensive Income	$62.6	$47.0	$15.4	$82.1

Note 19:  Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at December 31, 2012 and 2011. Note 10 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

In April 2012, the Partnership's corporate structure was changed such that Boardwalk Midstream became a wholly-owned subsidiary of Boardwalk Pipelines when previously it had been wholly-owned by the Partnership. This transaction was accounted for as a transaction between entities under common control. The financial statements for the 2012 period are presented as if the transaction occurred at the beginning of the reporting period. The Condensed Consolidating Balance Sheets as of December 31,

2011, and the Condensed Consolidating Statements of Income, Condensed Consolidating Statements of Comprehensive Income, and the Condensed Consolidating Statements of Cash Flow for the years ended December 31, 2011 and 2010 were retrospectively adjusted to reflect the transaction for comparative purposes.

Condensed Consolidating Balance Sheets as of December 31, 2012
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.1	$1.0	$2.8	$—	$3.9
Receivables	—	—	119.5	(7.3)	112.2
Gas stored underground	—	—	7.0	—	7.0
Prepayments	—	—	15.2	—	15.2
Advances to affiliates	—	—	2.0	(2.0)	—
Other current assets	0.4	—	18.1	(3.6)	14.9
Total current assets	0.5	1.0	164.6	(12.9)	153.2
Investment in consolidated subsidiaries	1,257.0	5,785.7	—	(7,042.7)	—
Property, plant and equipment, gross	0.6	—	8,422.7	—	8,423.3
Less–accumulated depreciation and amortization	0.6	—	1,233.5	—	1,234.1
Property, plant and equipment, net	—	—	7,189.2	—	7,189.2
Other noncurrent assets	0.1	4.8	515.2	—	520.1
Advances to affiliates – noncurrent	2,638.5	84.4	582.6	(3,305.5)	—
Total other assets	2,638.6	89.2	1,097.8	(3,305.5)	520.1

Total Assets	$3,896.1	$5,875.9	$8,451.6	$(10,361.1)	$7,862.5

Liabilities & Partners' Capital/ Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$2.8	$2.0	$96.2	$(9.3)	$91.7
Other current liabilities	0.2	16.9	150.4	(3.4)	164.1
Total current liabilities	3.0	18.9	246.6	(12.7)	255.8
Total long-term debt	—	1,378.9	2,160.3	—	3,539.2
Payable to affiliate	16.0	3,221.1	84.4	(3,305.5)	16.0
Other noncurrent liabilities	—	—	174.6	(0.2)	174.4
Total other liabilities and deferred credits	16.0	3,221.1	259.0	(3,305.7)	190.4
Total partners’ capital/member’s equity	3,877.1	1,257.0	5,785.7	(7,042.7)	3,877.1

Total Liabilities and Partners' Capital/Member’s Equity	$3,896.1	$5,875.9	$8,451.6	$(10,361.1)	$7,862.5

Condensed Consolidating Balance Sheets as of December 31, 2011
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$10.7	$10.7	$—	$21.9
Receivables	—	—	129.6	(8.5)	121.1
Gas stored underground	—	—	1.7	—	1.7
Prepayments	—	—	13.9	—	13.9
Other current assets	0.3	—	18.9	(1.8)	17.4
Total current assets	0.8	10.7	174.8	(10.3)	176.0
Investment in consolidated subsidiaries	1,271.5	5,440.2	—	(6,711.7)	—
Property, plant and equipment, gross	0.6	—	7,646.3	—	7,646.9
Less–accumulated depreciation and amortization	0.6	—	998.6	—	999.2
Property, plant and equipment, net	—	—	6,647.7	—	6,647.7
Other noncurrent assets	0.3	1.4	441.0	—	442.7
Advances to affiliates – noncurrent	2,234.3	—	650.8	(2,885.1)	—
Total other assets	2,234.6	1.4	1,091.8	(2,885.1)	442.7

Total Assets	$3,506.9	$5,452.3	$7,914.3	$(9,607.1)	$7,266.4

Liabilities & Partners' Capital/ Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$3.4	$0.1	$60.1	$(8.4)	$55.2
Other current liabilities	0.3	15.5	133.5	(1.8)	147.5
Total current liabilities	3.7	15.6	193.6	(10.2)	202.7
Total long-term debt	—	1,280.1	2,118.6	—	3,398.7
Payable to affiliate	16.0	2,885.1	—	(2,885.1)	16.0
Other noncurrent liabilities	0.2	—	161.9	(0.1)	162.0
Total other liabilities and deferred credits	16.2	2,885.1	161.9	(2,885.2)	178.0
Total partners’ capital/member’s equity	3,487.0	1,271.5	5,440.2	(6,711.7)	3,487.0

Total Liabilities and Partners' Capital/Member’s Equity	$3,506.9	$5,452.3	$7,914.3	$(9,607.1)	$7,266.4

Condensed Consolidating Statements of Income for the Year Ended December 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Natural gas and natural gas liquids transportation	$—	$—	$1,147.5	$(89.2)	$1,058.3
Parking and lending	—	—	28.7	(0.7)	28.0
Natural gas and natural gas liquids storage	—	—	85.4	(0.7)	84.7
Other	—	—	14.0	—	14.0
Total operating revenues	—	—	1,275.6	(90.6)	1,185.0

Operating cost and expenses:
Fuel and transportation	—	—	170.0	(90.6)	79.4
Operation and maintenance	—	—	166.2	—	166.2
Administrative and general	0.5	—	114.8	—	115.3
Other operating costs and expenses	0.3	—	350.0	—	350.3
Total operating costs and expenses	0.8	—	801.0	(90.6)	711.2
Operating income (loss)	(0.8)	—	474.6	—	473.8

Other deductions (income):
Interest expense	—	63.1	98.4	—	161.5
Interest expense - affiliates, net	(35.6)	52.9	(10.4)	—	6.9
Interest income	—	—	(0.7)	—	(0.7)
Equity in earnings of subsidiaries	(271.2)	(387.2)	—	658.4	—
Miscellaneous other income, net	—	—	(0.4)	—	(0.4)
Total other deductions (income)	(306.8)	(271.2)	86.9	658.4	167.3

Income before income taxes	306.0	271.2	387.7	(658.4)	306.5
Income taxes	—	—	0.5	—	0.5

Net Income	$306.0	$271.2	$387.2	$(658.4)	$306.0

Condensed Consolidating Statements of Income for the Year Ended December 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Natural gas and natural gas liquids transportation	$—	$—	$1,165.8	$(98.6)	$1,067.2
Parking and lending	—	—	12.8	(0.8)	12.0
Natural gas and natural gas liquids storage	—	—	52.2	—	52.2
Other	—	—	11.5	—	11.5
Total operating revenues	—	—	1,242.3	(99.4)	1,142.9

Operating cost and expenses:
Fuel and transportation	—	—	202.2	(99.4)	102.8
Operation and maintenance	—	—	169.0	—	169.0
Administrative and general	(0.3)	—	137.5	—	137.2
Other operating costs and expenses	0.3	—	344.4	—	344.7
Total operating costs and expenses	—	—	853.1	(99.4)	753.7
Operating income (loss)	—	—	389.2	—	389.2

Other deductions (income):
Interest expense	0.1	64.4	87.4	—	151.9
Interest expense - affiliates, net	(31.6)	46.1	(6.5)	—	8.0
Loss on early retirement of debt	—	—	13.2	—	13.2
Interest income	—	—	(0.4)	—	(0.4)
Equity in earnings of subsidiaries	(185.5)	(296.0)	—	481.5	—
Miscellaneous other income, net	—	—	(0.9)	—	(0.9)
Total other deductions (income)	(217.0)	(185.5)	92.8	481.5	171.8

Income before income taxes	217.0	185.5	296.4	(481.5)	217.4
Income taxes	—	—	0.4	—	0.4

Net Income	$217.0	$185.5	$296.0	$(481.5)	$217.0

Condensed Consolidating Statements of Income for the Year Ended December 31, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating revenues:
Natural gas and natural gas liquids transportation	$—	$—	$1,121.6	$(106.2)	$1,015.4
Parking and lending	—	—	41.4	(13.3)	28.1
Natural gas and natural gas liquids storage	—	—	55.4	—	55.4
Other	—	—	17.9	—	17.9
Total operating revenues	—	—	1,236.3	(119.5)	1,116.8

Operating cost and expenses:
Fuel and transportation	—	—	228.9	(119.5)	109.4
Operation and maintenance	—	—	149.6	—	149.6
Administrative and general	1.3	—	125.3	—	126.6
Other operating costs and expenses	0.4	—	290.9	—	291.3
Total operating costs and expenses	1.7	—	794.7	(119.5)	676.9
Operating income	(1.7)	—	441.6	—	439.9

Other deductions (income):
Interest expense	—	64.9	78.0	—	142.9
Interest expense - affiliates, net	(35.0)	44.1	(1.0)	—	8.1
Interest income	—	—	(0.6)	—	(0.6)
Equity in earnings of subsidiaries	(256.1)	(365.1)	—	621.2	—
Miscellaneous other income, net	—	—	(0.4)	—	(0.4)
Total other deductions (income)	(291.1)	(256.1)	76.0	621.2	150.0

Income before income taxes	289.4	256.1	365.6	(621.2)	289.9
Income taxes	—	—	0.5	—	0.5

Net Income	$289.4	$256.1	$365.1	$(621.2)	$289.4

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$306.0	$271.2	$387.2	$(658.4)	$306.0
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(7.1)	(0.4)	(6.7)	7.1	(7.1)
Reclassification adjustment transferred to Net Income from cash flow hedges	2.0	1.7	0.3	(2.0)	2.0
Pension and other postretirement benefit costs	(12.8)	(12.8)	(12.8)	25.6	(12.8)
Total Comprehensive Income	$288.1	$259.7	$368.0	$(627.7)	$288.1

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$217.0	$185.5	$296.0	$(481.5)	$217.0
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	3.1	3.1	3.1	(6.2)	3.1
Reclassification adjustment transferred to Net Income from cash flow hedges	0.2	1.7	(1.5)	(0.2)	0.2
Pension and other postretirement benefit costs	(13.2)	(13.2)	(13.2)	26.4	(13.2)
Total Comprehensive Income	$207.1	$177.1	$284.4	$(461.5)	$207.1

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$289.4	$256.1	$365.1	$(621.2)	$289.4
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	6.0	6.0	6.0	(12.0)	6.0
Reclassification adjustment transferred to Net Income from cash flow hedges	(13.0)	1.7	(14.7)	13.0	(13.0)
Pension and other postretirement benefit costs	(7.1)	(7.1)	(7.1)	14.2	(7.1)
Total Comprehensive Income	$275.3	$256.7	$349.3	$(606.0)	$275.3

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$31.4	$577.9	$655.7	$(689.5)	$575.5

Investing Activities:
Capital expenditures	—	—	(226.9)	—	(226.9)
Proceeds from sale of operating assets	—	—	5.9	—	5.9
Proceeds from insurance and other recoveries	—	—	10.4	—	10.4
Advances to affiliates, net	(404.2)	(84.4)	66.2	422.4	—
Investment in consolidated subsidiary	(17.0)	(398.0)	—	415.0	—
Acquisition of businesses, net of cash acquired	—	—	(620.2)	—	(620.2)
Net Cash Provided by (Used in) Investing Activities	(421.2)	(482.4)	(764.6)	837.4	(830.8)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	—	297.6	296.5	—	594.1
Repayment of borrowings from long- term debt	—	—	(225.0)	—	(225.0)
Proceeds from borrowings on revolving credit agreement	—	300.0	1,835.0	—	2,135.0
Repayment of borrowings on revolving credit agreement	—	(400.0)	(1,891.5)	—	(2,291.5)
Payments of financing fees paid related to the revolving credit facility	—	(3.8)	—	—	(3.8)
Proceeds received from term loan	—	—	225.0	—	225.0
Repayment of borrowings from term loan	—	—	(200.0)	—	(200.0)
Financing costs associated with term loan	—	—	(1.1)	—	(1.1)
Repayment of borrowings from subordinated loan	—	(100.0)	—	—	(100.0)
Contribution from parent	—	17.0	398.0	(415.0)	—
Contribution received related to predecessor equity	—	—	269.2	—	269.2
Repayment of contribution received related to predecessor equity	—	(554.0)	—	—	(554.0)
Advances from affiliates, net	2.6	338.0	84.4	(422.4)	2.6
Distributions paid	(478.9)	—	(689.5)	689.5	(478.9)
Proceeds from sale of common units	847.7	—	—	—	847.7
Capital contribution from general partner	18.0	—	—	—	18.0
Net Cash Provided by (Used In) Financing Activities	389.4	(105.2)	101.0	(147.9)	237.3

Increase (Decrease) in Cash and Cash Equivalents	(0.4)	(9.7)	(7.9)	—	(18.0)
Cash and Cash Equivalents at Beginning of Period	0.5	10.7	10.7	—	21.9
Cash and Cash Equivalents at End of Period	$0.1	$1.0	$2.8	$—	$3.9

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$31.4	$32.2	$543.1	$(152.8)	$453.9

Investing Activities:
Capital expenditures	—	—	(141.9)	—	(141.9)
Proceeds from sale of operating assets	—	—	31.5	—	31.5
Proceeds from insurance and other recoveries	—	—	9.6	—	9.6
Advances to affiliates, net	227.0	107.8	(288.5)	(46.3)	—
Investment in consolidated subsidiary	(11.6)	(70.0)	—	81.6	—
Acquisition of business, net of cash acquired	—	—	(545.5)	—	(545.5)
Net Cash Provided by (Used in) Investing Activities	215.4	37.8	(934.8)	35.3	(646.3)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	—	—	437.6	—	437.6
Repayment of borrowings from long- term debt	—	—	(250.0)	—	(250.0)
Payments of premiums on extinguishment of long-term debt	—	—	(21.0)	—	(21.0)
Proceeds from borrowings on revolving credit agreement	—	305.0	280.0	—	585.0
Repayment of borrowings on revolving credit agreement	—	(490.0)	(340.0)	—	(830.0)
Proceeds received from term loan	—	—	200.0	—	200.0
Financing costs associated with term loan	—	—	(0.8)	—	(0.8)
Contribution from parent	—	11.6	70.0	(81.6)	—
Contribution received related to predecessor equity	—	—	284.8	—	284.8
Advances from affiliates, net	—	61.5	(107.8)	46.3	—
Distributions paid	(419.9)	—	(152.8)	152.8	(419.9)
Proceeds from sale of common units	170.0	—	—	—	170.0
Capital contribution from general partner	3.6	—	—	—	3.6
Net Cash (Used in) Provided by Financing Activities	(246.3)	(111.9)	400.0	117.5	159.3

Increase (Decrease) in Cash and Cash Equivalents	0.5	(41.9)	8.3	—	(33.1)
Cash and Cash Equivalents at Beginning of Period	—	52.6	2.4	—	55.0
Cash and Cash Equivalents at End of Period	$0.5	$10.7	$10.7	$—	$21.9

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2010
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$232.7	$(107.6)	$535.8	$(196.2)	$464.7

Investing Activities:
Capital expenditures	—	—	(227.3)	—	(227.3)
Proceeds from sale of operating assets	—	—	30.9	—	30.9
Advances to affiliates, net	176.4	141.8	(196.0)	(122.2)	—
Net Cash (Used in) Provided by Investing Activities	176.4	141.8	(392.4)	(122.2)	(196.4)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	—	175.0	—	—	175.0
Repayment of borrowings on revolving credit agreement	—	(25.0)	—	—	(25.0)
Payments on note payable	(0.3)	—	—	—	(0.3)
Payments associated with registration rights agreement	(10.7)	—	—	—	(10.7)
Distributions paid	(398.1)	(196.8)	—	196.8	(398.1)
Advances from affiliates, net	—	19.6	(141.8)	122.2	—
Capital Contribution from general partner	—	—	0.6	(0.6)	—
Net Cash (Used in) Provided by Financing Activities	(409.1)	(27.2)	(141.2)	318.4	(259.1)

(Decrease) Increase in Cash and Cash Equivalents	—	7.0	2.2	—	9.2
Cash and Cash Equivalents at Beginning of Period	—	45.6	0.2	—	45.8
Cash and Cash Equivalents at End of Period	$—	$52.6	$2.4	$—	$55.0

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in Item 8 of this Report, has issued a report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

We have audited the internal control over financial reporting of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, Boardwalk Pipeline Partners, LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Partnership and our report dated February 20, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Houston, Texas
February 20, 2013

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Boardwalk Pipeline Partners, LP

Boardwalk GP manages our operations and activities on our behalf. The operations of Boardwalk GP are managed by its general partner, Boardwalk GP, LLC (BGL). We sometimes refer to Boardwalk GP and BGL collectively as “our general partner.” Our general partner is not elected by unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends that indebtedness or other obligations we incur are nonrecourse to it.

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

Directors and Executive Officers

The following table shows information for the directors and executive officers of BGL:

Name	Age	Position
Stanley C. Horton	63	Chief Executive Officer, President and Director
Jamie L. Buskill	48	Senior Vice President, Chief Financial and Administrative Officer and Treasurer
Michael E. McMahon	57	Senior Vice President, General Counsel and Secretary
Jonathan E. Nathanson	51	Senior Vice President, Corporate Development
Kenneth I. Siegel	55	Director, Chairman of the Board
Arthur L. Rebell	72	Director
William R. Cordes	64	Director
Thomas E. Hyland	67	Director
Mark L. Shapiro	68	Director
Andrew H. Tisch	63	Director

All directors have served since our initial public offering in 2005 except for Messrs. Horton, Siegel and Cordes who were elected to the Board in 2011, 2009 and 2006, respectively. All directors serve until replaced or upon their voluntary resignation.

Stanley C. Horton—Mr. Horton has been the President and Chief Executive Officer (CEO) of BGL since May 2011. Prior thereto he was an independent energy consultant providing consulting services to clients in both Europe and the United States. From 2005 to 2008, Mr. Horton served as President and Chief Operating Officer of Cheniere Energy, Inc. From 2003 to 2005, he served as President and Chief Operating Officer of subsidiaries of Southern Union, including Panhandle Energy and CrossCountry Energy Services LLC. From 2001 to 2003, Mr. Horton served as Chairman and Chief Executive Officer of Enron Global Services. He has chaired the Gas Industry Standards Board, the Interstate Natural Gas Association of America and the Natural Gas Council. Mr. Horton also served on the Board of Directors for SemGroup Corporation from November 2009 until his resignation effective May 2, 2011. Mr. Horton was selected to serve as a director due to his extensive experience in the natural gas industry and his position with the Registrant. He brings substantial operational experience gained from his executive-level leadership history and the perspective of a former chief executive officer.

Jamie L. Buskill—Mr. Buskill was named Senior Vice President, Chief Financial and Administrative Officer and Treasurer of BGL during 2012. Previously he had been the Senior Vice President, Chief Financial Officer and Treasurer of BGL since its inception in 2005 and served in the same capacity for the predecessor of BGL since May 2003. He has served in various management roles for Texas Gas since 1986. Mr. Buskill is a member of the Southern Gas Association Accounting and Finance Committee and serves on the board of various charitable organizations.

Michael E. McMahon—Mr. McMahon has been the Senior Vice President, General Counsel and Secretary of BGL since February 2007. Prior thereto he served as Senior Vice President and General Counsel of Gulf South since 2001. Mr. McMahon has been employed by Gulf South or its predecessors since 1989. Mr. McMahon also serves on the legal committee of the Interstate Natural Gas Association of America.

Jonathan E. Nathanson—Mr. Nathanson became Senior Vice President of Corporate Development of BGL in February 2011. Prior to his employment at Boardwalk, Mr. Nathanson served as Vice President of Corporate Development for Loews Corporation from 2001 through February 2011 and was a director of Boardwalk GP, LLC from 2005 until he joined BGL in February 2011. Mr. Nathanson began his career as an investment banker in 1989 with a predecessor of Citigroup Inc.

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

(ii)
the director or an immediate family member received, during any twelve month period within the past three years, more than $120,000 per year in direct compensation from us, excluding director and committee fees, pension payments and certain forms of deferred compensation;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2012, in a timely manner.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

The objective of our executive compensation program is to attract and retain highly qualified executive officers and motivate them to provide a high level of performance for our Partnership and our unitholders both in the short and long-term. To meet this objective, we have established a compensation policy for our executive officers which offers elements of base salary, cash incentives, equity-based incentives and retirement and other benefits. Our strategy is to combine these elements at levels that provide our Named Executive Officers (as identified below) compensation that is competitive with that offered at similar companies in the energy industry, with particular emphasis on rewarding for performance by offering short and long-term incentive-based compensation. The Named Executive Officers that are discussed within this section for the 2012 year include Mr. Stanley C. Horton, our President, Chief Executive Officer and a director of BGL (CEO) (principal executive officer), Mr. Jamie L. Buskill, our Senior Vice President, Chief Financial and Administrative Officer and Treasurer (CFO) (principal financial officer), and our two other executive officers, Mr. Michael E. McMahon, Senior Vice President, General Counsel and Secretary and Mr. Jonathan E. Nathanson, Senior Vice President, Corporate Development.

We consider a number of factors in making our determinations of executive compensation, including compensation paid in prior years, whether the Partnership's financial, operating and growth project progress objectives were achieved and the individual contributions of each executive to our overall business success for the year. As described below, we have periodically used and may use in the future executive compensation surveys as general guidelines for setting total compensation.

In the development of our executive compensation programs, we have considered the compensation programs of various companies engaged in similar businesses with similar corporate structures to obtain a general understanding of compensation practices and industry trends. We have also considered the historical compensation policies and practices of our operating subsidiaries and, as discussed below under Risk Assessment, whether our compensation policies and practices could possibly introduce material risks to our business. In addition, in light of our structure as a publicly traded partnership, we have considered the applicable tax and accounting impacts of executive compensation, including the tax implications of providing equity-based compensation to our employees, all of whom are employed by our operating subsidiaries.

The annual bonus awards for 2012 were determined after we reviewed both the performance of our Partnership and the individual performance of each of the Named Executive Officers. With respect to Partnership performance, our 2012 results which significantly impacted the Board’s compensation decisions, included the following:

•	we had no material safety or deliverability issues and we were in compliance with all federal and state laws and governmental rules and regulations;

•	we exceeded Earnings Before Income Taxes and Depreciation and Amortization (EBITDA) and distributable cash amounts included in our plan, but did not increase our cash distribution as planned;

•
we took measures to strengthen our balance sheet, which included successful equity offerings of approximately $865.7 million, three debt offerings of approximately $819.1 million and the retirement of $525.0 million of debt, renewal of our revolving credit facility and maintenance of our existing credit ratings from all three major rating agencies;

•	we purchased the remaining interest in HP Storage, which was owned by an affiliate of our general partner at December 31, 2011, and acquired Louisiana Midstream;

•	we executed contracts with anchor customers for our Eagle Ford Flag City Processing Plant and associated infrastructure and began construction of the gathering lines and processing plant;

•	we developed new projects to meet the needs of power customers;

•	our growth projects currently underway are progressing as contemplated and are expected to be completed on time and on budget; and

•	we improved operational efficiency and reduced operating costs in several areas.

Based on these results and the leadership, performance and efforts of each of the Named Executive Officers toward the achievement of these results, the Board of Directors (Board) awarded to the Named Executive Officers individual annual cash compensation amounts that, on a combined basis, were slightly higher than the target amounts set for 2012.

As discussed elsewhere in this Report, our Board does not have a Compensation Committee. Therefore, the compensation for our Named Executive Officers, is reviewed with and is subject to the approval of our entire Board, with Mr. Horton not participating in those Board discussions with respect to his own compensation.

Compensation Philosophy

Our compensation philosophy is to reward our Named Executive Officers for achieving Partnership and individual performance objectives, align the interests of the Named Executive Officers with unitholders interests and provide competitive pay to attract and retain top talent.

Compensation Program Objectives

The objectives of our compensation program are to:

•	Create a strong link between pay and performance (both Partnership and individual performance);

•	Motivate the Named Executive Officers to achieve both short and long-term Partnership goals;

•	Align interests of Named Executive Officers with the interests of unitholders;

•	Encourage prudent business behavior and minimize inappropriate risk taking; and

•	Attract, motivate and retain highly qualified Named Executive Officers with market-competitive compensation.

Compensation Program Elements

The following are the principal components of compensation for each of our Named Executive Officers:

Compensation Element	Objectives	Design Elements
Base Salary	• Attract and retain executives by providing compensation comparable with similar positions in the industry.
• Base salary levels are reviewed annually and may be adjusted based both on individual performance and market competitiveness of total direct compensation (which is the sum of base salary, short-term incentive awards and long-term incentive awards).

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

• Awards are comprised of annual cash bonus awards (STI Awards) under our Short Term Incentive Plan (STIP).

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

• Mix of award types is reviewed annually.

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

With respect to our 2012 compensation decisions, we used the 2011 Towers Watson U.S. Compensation Data Bank Energy Services Executive Database (Towers Database) and the 2011 US Mercer Total Compensation Survey for the Energy Sector

(Mercer Survey) to conduct a market-based review of total direct compensation, which we define as the sum of base salary, short-term incentives and long-term incentives. The compensation survey data we reviewed was from approximately 90 companies that are engaged in various segments of the energy industry, with revenues ranging from $1 billion to $3 billion. In addition, we also used data from a 2011 Towers Watson U.S. Proxy Compensation Analysis (Proxy Compensation Analysis) performed by Towers Watson U.S. This Proxy Compensation Analysis analyzed a group of 15 midstream master limited partnerships and public corporations identified as potential competitors for talent with us. We used this data to refine the market-based review with select competitors.

Our general objective was to assess each officer’s total direct compensation for reasonableness in relation to the median amount for similarly situated officers.  We did not set specific target percentiles for either total direct compensation or the individual compensation components and we determined a median market total direct compensation amount for each officer position.

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

Compensation Attributable to the 2012 Calendar Year

In 2012, we changed the timing of the grant date of the short and long-term incentive awards from December of the current year to February of the following year so that the results for the Named Executive Officers and the Partnership could be reviewed upon completion of the full calendar year. As a result, compensation that would have been reported in the tables that follow this Compensation Disclosure and Analysis for 2012, will now be reported in 2013. The Board considers these awards to be related to 2012 even though the awards will not be reported until 2013. We consider compensation attributable to the 2012 calendar year to include the base salary paid during 2012, STI Awards awarded and paid in early 2013, but related to results achieved in 2012, and Long-Term Incentive Awards - Phantom Common Units and UARs granted in early February 2013, but related to the results achieved in 2012. The table shown below summarizes the compensation for our Named Executive Officers that we consider to be related to the 2012 calendar year. These amounts differ from those reported in the Summary Compensation Table below due solely to the disclosure rules regarding the timing of reporting certain elements of compensation.

Name	2012 Base Salary	STI Bonus Paid in 2013 for the 2012 Calendar Year	Grant Date Fair Value for Long-Term Incentive Awards granted in 2013 for the 2012 Calendar Year		Total
			Stock Awards (1)	Option Awards (2)
Stanley C. Horton	$600,000	$700,000	$975,000	$303,171	$2,578,171
Jamie L. Buskill	$325,000	$350,000	$375,000	$116,605	$1,166,605
Michael E. McMahon	$265,000	$295,000	$262,500	$81,621	$904,121
Jonathan E. Nathanson	$325,000	$375,000	$262,500	$81,621	$1,044,121

(1)
Represents the grant date fair value of the Phantom Common Units granted under our LTIP on February 7, 2013. Messrs. Horton, Buskill, McMahon and Nathanson were granted 37,967, 14,603, 10,222 and 10,222 units. The fair value of each unit was derived based on the closing price of $25.68 for our common units on the New York Stock Exchange (NYSE) on December 10, 2012. Refer to Long-Term Incentive Awards - Phantom Common Units and UARs for further discussion of the Phantom Common Units.

(2)
Represents the grant date fair value of the UARs granted under our UAR and Cash Bonus Plan on February 7, 2013. Messrs. Horton, Buskill, McMahon and Nathanson were granted 50,861, 19,962, 13,693 and 13,693 UARs. The exercise price for the UARs is equal to the closing price of our common units on the NYSE on February 6, 2013, or $27.57. The fair value of the UARs was based on the value of a call on our common units at the exercise price computed using the Black-Scholes valuation model and assuming an expected life of 2.8 years, a risk-free interest rate of 0.35% and an expected volatility of 32%. Refer to Long-Term Incentive Awards - Phantom Common Units and UARs for further discussion of the UARs.

For compensation attributable to the 2012 calendar year, approximately 73% of the total direct compensation awarded to our Named Executive Officers was based on incentive-based compensation elements, the majority of which was comprised of long-term incentive-based compensation.

Base Salary

We provide our Named Executive Officers with an annual base salary to compensate them for services rendered during the year. Our goal is to set base salaries for our Named Executive Officers at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent.

In May 2011, Mr. Horton was hired and appointed as President, Chief Executive Officer (CEO), and a director of BGL. Mr. Horton's base salary, as a component of his total direct compensation, was determined through negotiations with him during the hiring process. The base salary and other elements of Mr. Horton's compensation were included in a one-year employment agreement with him, which expired in 2012, and which is discussed further under Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table. We have not made any material modifications to his compensation following the expiration of this agreement.

In 2012, Mr. Nathanson became a named executive officer, but had been an officer of the Partnership since 2011. His base salary and incentive compensation was determined using market data similar to the total direct compensation data discussed above.

The base salaries of our other Named Executive Officers were not changed during 2012. This determination was made as a result of reviewing the market-competitiveness of total direct compensation, and taking into account previous base salary changes.

Incentive Compensation

Our incentive compensation program is comprised of two components – annual cash bonus awards under our STIP and long-term, equity-based awards under our LTIP and UAR and Cash Bonus Plan. Our goal is to set incentive target awards at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent. The incentive target awards can differ from actual awards as a result of Partnership and/or individual performance, but the actual payout of any award is determined at the sole discretion of the Board.

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

STI Awards. An STI Award is an annual cash bonus award under our STIP, the payout of which is based on the Board’s subjective analysis of our performance and the performance of our Named Executive Officers during the year. At the beginning of the year, each Named Executive Officer is assigned a target amount, which is established as a percentage of the officer’s base salary. The plan provides that payouts under the STIP can range from zero to 200% of the target amount, with 50% of the payout determined after taking into account our Partnership’s performance and 50% based on individual performance. The target and maximum potential payouts under the STIP as well as the allocation between Partnership and individual performance were determined at the discretion of the Board. In determining the target amount of the STI Awards, the Board considered (i) the value of each officer’s prior STI Awards, and (ii) the potential value of the STI Awards on the total direct compensation for each officer. The following are the target potential payout amounts that were established for 2012 for our Named Executive Officers:

Name	2012 Base Salary	2012 STI Target %	Total 2012 Potential Cash Compensation Assuming Target STI Payout
Stanley C. Horton	$600,000	100%	$600,000
Jamie L. Buskill	$325,000	100%	$325,000
Michael E. McMahon	$265,000	100%	$265,000
Jonathan E. Nathanson	$325,000	100%	$325,000
When determining whether to pay an STI Award for the year, the Board considers recommendations made by the CEO which are based on his subjective evaluation of whether, and to what extent, our Partnership met its performance goals during the year. He also makes recommendations based on his subjective assessment of the individual performance of each of the other Named Executive Officers. Any STI Award paid to the CEO is determined by the Board based upon a similar review performed by the Board without input from the CEO.

Our partnership performance goals are based on objectives that we believe reflect a well-rounded view of our performance. However, these goals are not tied to any specific targets and our achievement of these goals is ultimately determined by the Board in its sole discretion. For 2012, the following general objectives, which we refer to as Partnership Performance Goals, were established by the CEO and approved by the Board:

1.
Operate our physical assets safely, reliably and in compliance with all applicable federal and state laws and governmental rules and regulations. In measuring how we did in meeting this objective, management will, among other things, evaluate the Partnership's safety record against the industry, review external audit reports for non-compliance issues and evaluate the system reliability against unplanned outages. Compliance shall also include financial compliance with all rules and regulations of governmental agencies and stock exchanges.

2.	Deliver financial results (earnings, distributable cash flow, EBITDA and credit rating) consistent with the Partnership's 2012 budget.
3.
Successfully complete either: i) the purchase of the remaining shares of Petal and Hattiesburg not owned by Boardwalk Pipeline Partners as of December 31, 2011; or ii) the purchase of another 25% interest in Petal and Hattiesburg plus an acquisition of other assets totaling at least $300 million.

4.
Improve overall operational efficiency of the Partnership. The key measures to be reviewed include each department's ability to meet departmental goals and objectives including operating within departmental budget.

5.	Successfully market firm transportation, storage, gathering and processing services that meet or exceed the 5-year plan assumptions.
6.	Complete all projects (pipeline, storage, gathering and processing) on time and within budgeted capital expenditures while meeting strict safety and compliance guidelines and business needs.
7.	Identify new growth projects during the year that will result in the Partnership meeting its 5-year plan growth projections and financial performance.

As discussed under Executive Summary, in light of the Partnership's achievements in 2012, the Board determined that we met a significant portion of our Partnership Performance Goals, which resulted in the determination that 95% of the partnership performance portion of each STI Award should be paid.

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

Stanley C. Horton: In assessing Mr. Horton’s individual performance, the Board considered the accomplishments mentioned above and the leadership that Mr. Horton provided for the senior management team and employee group, as well as the continued implementation of the strategic direction he has communicated to the employee group in terms of growth, financial performance, diversification, customer service, operational excellence and ethics and integrity.

Jamie L. Buskill: In assessing Mr. Buskill’s performance, the Board considered his continued leadership of the finance and accounting organization, including developing and maintaining effective communication with the investment community, ensuring the proper capitalization of the Partnership to sustain a secure investment grade debt rating, providing fiduciary oversight by ensuring effective controls, procedures and risk management practices are in place and effective cash management to provide sufficient liquidity for executing the Partnership’s operating plans. In addition, in 2012 Mr. Buskill assumed additional responsibilities and was named Chief Administrative Officer in addition to his previous title of Senior Vice President, Chief Financial Officer and Treasurer.

Michael E. McMahon: In assessing Mr. McMahon’s performance, the Board considered his leadership of the legal and regulatory organizations, including execution of a regulatory strategy to promote changes to the interstate pipeline tariffs to meet current and future market conditions.

Jonathan E. Nathanson: In assessing Mr. Nathanson's performance, the Board considered his accomplishments with regard to assessing and completing acquisitions. In 2012, Mr. Nathanson contributed to the Partnership exceeding its growth target objectives by leading the purchase of the remaining interest in HP Storage, which was owned by an affiliate of our General Partner at December 31, 2011, and the successful acquisition of Louisiana Midstream.

In light of these considerations, the Board approved the following payout of STI Awards for each Named Executive Officer:

Name	2012 Incentive Payout as % of Base Salary	STI Bonus
Stanley C. Horton	117%	$700,000
Jamie L. Buskill	108%	$350,000
Michael E. McMahon	111%	$295,000
Jonathan E. Nathanson	115%	$375,000

Each of the STI awards above was determined as follows: 50% of the award was based on Partnership performance of 95% of target and 50% of the award was based on individual performance, as determined at the discretion of the Board.

Long-Term Incentive Awards – Phantom Common Units and UARs.  We grant equity-based compensation awards to our Named Executive Officers under our LTIP and our UAR and Cash Bonus Plan on an annual basis but not in the form of actual common units. Due to our structure as a limited partnership and certain tax matters associated with employee benefit plans, we currently limit the type of equity-based awards that we grant to Phantom Common Units under our LTIP and UARs under our UAR and Cash Bonus Plan. These awards typically have a three-year vesting period and the opportunity for long-term appreciation, which helps us achieve our objectives of retention, grow value of our common units and cash distributions, link our executive pay to Partnership performance and align the interests of our Named Executive Officers with those of unitholders.

Upon satisfaction of the time-based vesting criteria specified in the grant, a Phantom Common Unit converts into the right to receive the value of a common unit in cash or, at the option of the Board, a common unit, plus an amount in cash equal to the accumulated amount of cash distributions made during the vesting period with respect to a common unit. Upon satisfaction of the time-based vesting criteria specified in the grant, a UAR entitles the grantee to a payment in cash equal to the excess, if any, of the price of a common unit on the vesting date over the exercise price of the UAR (reduced by the accumulated amount of cash distributions made over the vesting period with respect to a common unit, or the DER Adjustment). Specified events, such as certain employee terminations of employment or a change in control, will modify the general three-year, time-based vesting schedules of certain of the long-term incentive awards. See Potential Payments Upon Termination or Change of Control below for further details.

In determining the size of the annual long-term incentive awards granted to our other Named Executive Officers and in assessing the reasonableness of those awards, the Board considered the value of each officer's prior long-term incentive awards, as well as the impact of the value of long-term incentive awards on total direct compensation. The one year employment agreement with Mr. Horton dated May 2, 2011, stated that Mr. Horton would receive a long-term incentive award for an amount equal to $1,300,000 for 2012, provided that Mr. Horton complied with the terms of the employment agreement and the applicable plans. This award was granted to Mr. Horton in February 2013.

Phantom GP Units - In previous years, our Board also made awards of phantom units of our general partner (Phantom GP Units) pursuant to the Strategic Long-Term Incentive Plan (the SLTIP) to our Named Executive Officers. These awards give the grantee an economic interest in the performance of our general partner, including our general partner's incentive distribution rights, but do not confer any right of ownership of our general partner to the grantee. Phantom GP Units provide the holder with an opportunity, subject to vesting, to receive a lump sum cash payment in an amount determined under a formula based on the amount of cash distributions made by us to our general partner during the four quarters preceding the vesting date and the implied yield on our common units, up to a maximum of $50,000 per unit. Certain of the Phantom GP Units held by our Named Executive Officers are still outstanding and are disclosed within the Outstanding Equity Awards at Fiscal Year End table.

Employee Benefits

Each Named Executive Officer participates in benefit programs available generally to salaried employees of the operating subsidiary which employs such officer, including health and welfare benefits and a qualified defined contribution 401(k) plan that includes a dollar-for-dollar match on elective deferrals of up to 6% of eligible compensation within Internal Revenue Code (IRC) requirements. With the exception of Mr. Buskill, our Named Executive Officers participate in a defined contribution money purchase plan, which is available to employees of Gulf South and employees of Texas Gas hired on or after November 1, 2006. Our contributions to these defined contribution plans on behalf of the participating Named Executive Officers are reported in the Summary Compensation Table.

Mr. Buskill participates in a defined benefit cash balance pension plan available to employees of Texas Gas hired prior to November 1, 2006, and includes a non-qualified restoration plan for amounts earned in excess of IRC limits for qualified retirement plans. Mr. Buskill is also eligible for retiree medical benefits after reaching age 55 as part of a plan offered to Texas Gas employees hired prior to January 1, 1996. For more details regarding the pension benefits provided to Mr. Buskill, see Pension Benefits below.

Equity Ownership Guidelines

As discussed above, our executives would suffer significant negative tax consequences by owning our common units directly. As a result, we do not have a policy or any guidelines regarding required equity ownership by our management. We therefore seek to align the interests of management with our unitholders by granting Phantom Common Units and UARs and, prior to 2009, Phantom GP Units pursuant to our SLTIP.

All Other Compensation

There were no material perquisites or personal benefits paid to our Named Executive Officers in 2012.

Risk Assessment

We have reviewed our compensation policies and practices for all employees, including Named Executive Officers, and determined that our compensation programs are not reasonably likely to cause behaviors that would have a material adverse effect on the Partnership. In arriving at this determination, the Board considers potential risks when reviewing and approving both executive-level and broad-based compensation programs. We have designed our compensation programs, including our incentive compensation plans, to minimize potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment. In particular, the design of our compensation programs provide a balanced mix of cash and equity-based, annual and longer-term incentives, which are discretionary and subject to the Board’s evaluation of Partnership performance metrics as well as individual contributions to our performance. Further, awards of incentive compensation are not purely formula driven, and the Board retains full discretion with regard to increasing or decreasing total compensation or any element of total compensation.

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
Kenneth I. Siegel, Chairman
Mark L. Shapiro
Andrew H. Tisch

Compensation Committee Interlocks and Insider Participation

As discussed above, our Board does not maintain a Compensation Committee. Our entire Board performs the functions of such a committee. None of our directors, except Mr. Horton, have been or are officers or employees of us or our subsidiaries. Mr. Horton participates in deliberations of our Board with regard to executive compensation generally, but does not participate in deliberations or Board actions with respect to his own compensation. None of our Named Executive Officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2012, 2011 or 2010.

Executive Compensation

Summary of Executive Compensation

The following table shows a summary of total compensation earned by our Named Executive Officers during each of the 2012, 2011 and 2010 years that they were serving as a Named Executive Officer:

Summary Compensation Table for 2012
Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Option Awards (2) ($)	Stock Awards (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total (9) ($)
Stanley C. Horton, CEO
	2012	600,000		700,000	—	—	—		29,335	(3)	1,329,335
	2011	403,848	(4)	600,000	523,502	974,992	—		145,884		2,648,226
Jamie L. Buskill, CFO
	2012	325,000		350,000	—	—	186,102	(5)	17,729	(6)	878,831
	2011	325,000		305,000	105,190	374,993	111,730		17,243		1,239,156
	2010	300,000		275,000	137,614	—	103,533		17,085		833,232
Michael E. McMahon, Senior Vice President, General Counsel and Secretary
	2012	265,000		295,000	—	—	—		28,934	(7)	588,934
	2011	265,000		275,000	73,630	262,490	—		28,248		904,368
	2010	240,000		275,000	89,447	—	—		28,298		632,745
Jonathan E. Nathanson, Senior Vice President, Corporate Development
	2012	325,000		375,000	—	—	—		26,209	(8)	726,209

(1)	The amounts shown in this column represent cash STI Awards earned under our STIP for 2012, 2011 and 2010.

(2)
As discussed above in Compensation Attributable to the 2012 Calendar Year, in 2012, we changed the grant date of the LTI awards from December of the current year to February of the following year. The change in the award dates has resulted in compensation that would have been reported in the compensation tables for 2012 to be reported in 2013. The Board considers these awards to be related to 2012 even though the awards will not be reported until 2013. Messrs. Horton, Buskill, McMahon and Nathanson were granted “Option Awards” in the form of UARs in February 2013 with a grant date fair value of $303,171, $116,605, $81,621 and $81,621. Messrs. Horton, Buskill, McMahon and Nathanson were granted “Stock Awards” in the form of Phantom Common Units in February 2013 with a grant date fair value of $975,000, $375,000, $262,500 and $262,500. Compensation Attributable to the 2012 Calendar Year contains information regarding the assumptions we made in determining these values for 2013. Note 11 in Item 8 of this Report contains information regarding the assumptions we made in determining these values for 2011 and 2010.

(3)	Includes matching contributions under 401(k) plan ($15,000), employer contributions to the Boardwalk Money Purchase Plan, imputed life insurance premiums, and preferred parking.

(4)	Mr. Horton's salary for 2011 was pro-rated based on his hire date of May 2011.

(5)
Includes the change in qualified retirement plan account balance ($96,558) and interest and pay credits for the supplemental retirement plan ($89,544). Details about both pension plans are contained in the Pension Benefits section below.

(6)	Includes matching contributions under 401(k) plan ($15,000), imputed life insurance premiums and preferred parking.

(7)	Includes matching contributions under 401(k) plan ($15,000), employer contributions to the Boardwalk Money Purchase Plan, imputed life insurance premiums, and preferred parking.

(8)	Includes matching contributions under 401(k) plan ($15,000), employer contributions to the Boardwalk Money Purchase Plan and imputed life insurance premiums.

(9)
In addition to the compensation reportable herein, in 2011, Long-Term Cash Bonuses were granted to Messrs. Horton and Nathanson having stated amounts of $258,000 and $105,000 in 2011. In 2010, Long-Term Cash Bonuses were granted to Messrs. Buskill and McMahon having stated amounts of $150,000 and $97,500. The awards will vest and become payable, subject to the terms of the plan and grant agreements on December 16, 2013. See Compensation Discussion and Analysis and Potential Payments Upon Termination or Change of Control for more information regarding the terms of the Long-Term Cash Bonus awards.

The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of salary and bonus:

Named Executive Officer	Year	Percentage of Total Compensation Paid as Salary and Bonus
Stanley C. Horton	2012	98%
	2011	38%
Jamie L. Buskill	2012	77%
	2011	51%
	2010	69%
Michael E. McMahon	2012	95%
	2011	60%
	2010	81%
Jonathan E. Nathanson	2012	96%

Grants of Plan-Based Awards

No plan-based awards were granted to the Named Executive Officers in 2012.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

In 2012, we changed the grant date of the LTI awards from December of the current year to February of the following year. See Compensation Attributable to the 2012 Calendar Year and footnote 2 to the Summary Compensation Table for more information. Other than the change in the dates, the components of compensation have not changed from 2012 as compared with 2011.

The following provides information regarding the equity-based compensation awards that were granted in February 2013, which the Board attributes to the 2012 performance year, and in 2011 and 2010.

Phantom Common Units.  Each outstanding Phantom Common Unit includes a tandem grant of Distribution Equivalent Rights (DERs). Each Phantom Common Unit granted in 2013 and 2011 vests on the third anniversary date of the grant date, and will be payable to the grantee in cash upon vesting, or in common units at the Board’s option, in an amount equal to the fair market value of the units (as defined in the plan) that vest on the vesting date. The vested amount then credited to the grantee’s DER account will be payable only in cash.

UARs.  After the expiration of a restricted period, each awarded UAR vests and is payable to the holder in cash equal to the amount by which the fair market value (as defined in the plan) of a common unit on such date exceeds the exercise price of the UAR. Each outstanding UAR includes a feature whereby the exercise price is reduced by the amount of any cash distributions made by us with respect to a common unit during the restricted period (DER Adjustment). The amount payable with respect to a UAR awarded prior to December 2011 is limited to the applicable dollar cap amount per UAR (UAR Cap), although no such UAR Cap applies to awards made in February 2013 and December 2011.

Employment Agreement.  In May 2011, Mr. Horton was hired and appointed as President, Chief Executive Officer (CEO), and a director of BGL. At that time, we entered into a one-year employment agreement with Mr. Horton, the terms of which covered his compensation package, payments in the event of termination of employment due to death, disability, or other reasons during the term of the agreement and non-solicitation and non-competition assurances. The agreement provided that Mr. Horton would receive an annual base salary of $600,000 and will be eligible to participate in the STIP, with a target payout of $600,000 for the full year 2012. The employment agreement further provided that for 2012 his long-term incentive award would be for an amount equal to $1,300,000. The employment agreement expired in 2012 but no material modifications have been made to his compensation following the expiration.

For more information about the components of compensation reported in the Summary Compensation Table and Grants of Plan-Based Awards, please read the Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The table displayed below shows the total number of outstanding equity awards in the form of UARs under our UAR and Cash Bonus Plan, Phantom Common Units awarded under our LTIP and Phantom GP Units awarded under our SLTIP held by our Named Executive Officers at December 31, 2012:

Outstanding Equity Awards at December 31, 2012
	Option Awards				Stock Awards
	UARs				Phantom Common Units		Phantom GP Units
Name	Number of Securities Underlying Unexercised Unearned Options/UARs	Option/UAR Exercise Price ($)		Option/UAR Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (7) ($)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (8) ($)
Stanley C. Horton	40,235	27.30	(1)	(5)
	71,277	28.93	(2)	(6)	35,714	889,279	—	—
Jamie L. Buskill	15,475	27.30	(1)	(5)
	33,270	30.36	(4)	(6)	13,736	342,026	12	555,794
Michael E. McMahon	10,832	27.30	(1)	(5)
	21,625	30.36	(4)	(6)	9,615	239,414	12	555,794
Jonathan E. Nathanson	10,832	27.30	(1)	(5)
	25,714	32.58	(3)	(6)	9,615	239,414	—	—

(1)
The exercise price for each UAR granted in December 2011 is $27.30, the closing price of our common units on the NYSE on December 14, 2011. Each of these UARs includes a DER Adjustment, which was $2.1275 through December 31, 2012. Note 11 in Item 8 of this Report contains more information regarding our UAR and Cash Bonus Plan.

(2)
The exercise price for each UAR granted in June 2011 is $28.93, the closing price of our common units on the NYSE on June 29, 2011. A UAR Cap of $12.67 was established for each of these UARs, and each of these UARs includes a DER Adjustment which was $3.18 through December 31, 2012.

(3)
The exercise price for each UAR granted in March 2011 is $32.58, the closing price of our common units on the NYSE on March 30, 2011. A UAR Cap of $14.29 was established for each of these UARs, and each of these UARs includes a

DER Adjustment which was $3.7025 through December 31, 2012.

(4)
The exercise price for each UAR granted in December 2010 is $30.36, the closing price of our common units on the NYSE on December 15, 2010. A UAR Cap of $15.76 was established for each of these UARs, and each of these UARs includes a DER Adjustment, which was $4.2225 through December 31, 2012.

(5)	These UARs will vest and become payable in cash to each Named Executive Officer upon the expiration of a restricted period, or December 14, 2014.

(6)	These UARs will vest and become payable in cash to each Named Executive Officer upon the expiration of a restricted period, or December 16, 2013.

(7)
The market value reported is based on the NYSE closing market price on December 30, 2012 of $24.90. These Phantom Common Units vest 100% on the third anniversary of the grant date, or December 14, 2014. In addition to the Phantom Common Units, Messrs. Horton, Buskill, McMahon and Nathanson have accumulated non-vested amounts related to DERs that are tandem grants to the Phantom Common Units. Such DER amounts for Messrs. Horton, Buskill, McMahon and Nathanson were $75,982, $29,223, $20,456 and $20,456 as of December 31, 2012. Note 11 in Item 8 of this Report contains more information regarding our LTIP.

(8)
The market value reported is based on the NYSE closing market price on December 31, 2012 of $24.90 and the formula contained in the plan. The Phantom GP Units granted to our Named Executive Officers will be fully vested in February 2013, or 4.0 years from the date of grant. Note 11 in Item 8 of this Report contains more information regarding our SLTIP.

Option Exercises and Stock Vested

The following table presents information regarding the vesting during 2012 of Phantom GP Units previously granted to our Named Executive Officers.

Option Exercises and Stock Vested for 2012
Stock Awards
Name	Number of SLTIP Awards Vesting (#)	Value Received on Vesting ($)
Jamie L. Buskill	12	501,697
Michael E. McMahon	9	376,272

(1)
The SLTIP awards (Phantom GP Units) vested in February, 2012 and were paid out in a lump sum cash payment in March, 2012 in accordance with the plan provisions. At no time were our common units issued to or owned by the Named Executive Officers.

Pension Benefits

The table displayed below shows the present value of accumulated benefits for our Named Executive Officers. Only employees of our Texas Gas subsidiary hired prior to November 1, 2006, are eligible to receive the pension benefits discussed below. Messrs. Horton, McMahon and Nathanson are, and during 2012 were, employees of our Gulf South subsidiary and are not covered under any Texas Gas benefit plans. Pension benefits include both a qualified defined benefit cash balance plan and a non-qualified defined benefit supplemental cash balance plan (SRP).

Pension Benefits for 2012
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jamie L. Buskill	TGRP	26.3	440,317	—
	SRP	26.3	304,169	—

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

The credited years of service appearing in the table above are the same as actual years of service. No payment was made to the Named Executive Officer during 2012. The present value of accumulated benefits payable to the Named Executive Officer, including the number of years of service credited to the Named Executive Officer, is determined using assumptions consistent with the assumptions used for financial reporting. Interest will be credited to the cash balance at December 31, 2012, commencing in 2013, using a quarterly compounding up to the normal retirement date of age 65. Salary and bonus pay credits, up to the IRC allowable limits, increase the accumulated cash balance in the year earned. Credited interest rates used to determine the accumulated cash balance at the normal retirement date as of December 31, 2012, 2011 and 2010 were 3.18%, 3.77% and 4.19% and for future years, 3.00%, 3.18% and 3.77%. The future normal retirement date accumulated cash balance was then discounted using an interest rate at December 31, 2012, 2011 and 2010 of 3.25%, 4.25% and 5.00%. The increase in the present value of accumulated benefit for the TGRP between December 31, 2011 and 2012 of $96,558 for Mr. Buskill is reported as compensation in the Summary Compensation Table above.

The Texas Gas SRP is a non-qualified defined benefit cash balance plan that provides supplemental retirement benefits on behalf of participating employees for earnings that exceed the IRC compensation limitations for qualified defined benefit plans, which for 2012 was $250,000. The SRP acts as a supplemental plan, therefore the eligibility and retirement provisions, the form and timing of distributions and the manner in which the present value of accumulated benefits are calculated, are identical to the same provisions as described above for the TGRP. The increase in the present value of accumulated benefit for the SRP between December 31, 2011 and 2012, of $89,544, for Mr. Buskill is reported as compensation in the Summary Compensation Table.

Potential Payments Upon Termination or Change of Control

As of December 31, 2012, we do not have employment agreements with our Named Executive Officers. Our Named Executive Officers are eligible to receive accelerated vesting of cash and equity-based awards under certain of our compensation plans. We have made grants of Phantom Common Units, UARs, Long-Term Cash Bonuses and Phantom GP Units to our executives subject to specific vesting schedules and payment limitations, as discussed above. The Phantom Common Units, UARs and Long-Term Cash Bonuses will vest on a prorated basis under certain circumstances and will be payable in accordance with the provisions of the LTIP, UAR and Cash Bonus Plan and grant agreements, as applicable, as described below. The Phantom GP Units awards will vest immediately and become payable to the executive in cash upon the occurrence of certain events, as described below. A termination of employment may also trigger a distribution of retirement plan accounts from the TGRP or the SRP.  Any retirement plan distributions would be no more than those amounts disclosed in the tables above; thus, the Potential Payments Upon Termination or Change of Control Table shown below does not include amounts attributable to the retirement plans disclosed above.

We believe that the acceleration and payment provisions contained in our various award agreements create important retention tools for us, because providing for accelerated vesting of equity-based awards upon a termination of employment for a death or disability provides employees with value in the event of a termination of employment that was beyond their control. Other companies in our industry and the general market where we compete for executive talent commonly have equity compensation plans that provide for accelerated vesting upon certain terminations of employment, and we have provided this benefit to our Named Executive Officers in order to remain competitive in attracting and retaining skilled professionals in our industry. In this discussion, prorated means the number of days in the period beginning on the grant date of the award through the termination date of the named executive officer's employment in relation to the total number of days in the vesting period.

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

Unit Appreciation Rights and Cash Bonus Plan.  For UARs granted in December 2011, a prorated portion of unvested UARs will become vested upon our change of control in combination with a termination of employment by the Partnership for any reason other than for a material violation of the Partnership’s code of conduct policy or due to a diminution of the employee’s roles and responsibilities. For UARs and Long-Term Cash Bonuses granted prior to December 2011, a change of control would not automatically affect the vesting or payment of the awards. However, upon a change of control, the Board, in its sole discretion, may provide for the replacement of awards with other rights or property; provide that awards be assumed or replaced by the surviving entity; make changes to the number or types of outstanding awards; provide that awards be concurrently vested and paid; or terminate any outstanding awards. A change of control will be deemed to occur under our UAR and Cash Bonus Plan upon a change in the possession, direct or indirect, of the power to direct or cause the direction of our management and policies, whether through ownership of voting securities, by contract or otherwise. However, in the event that any award granted under our UAR and Cash Bonus Plan is also subject to IRC section 409A, a change of control shall have the definition of such term as found in the treasury regulations with respect to IRC section 409A.

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

Strategic Long-Term Incentive Plan.  All grants under our SLTIP become fully vested in February 2013. Our SLTIP requires a minimum distribution amount per common unit to be met prior to any payment with regard to a Phantom GP Unit, otherwise the Phantom GP Unit will be forfeited without payment. Since the minimum distribution amount was achieved, the Phantom GP Units held by our Named Executive Officers would be eligible to receive accelerated vesting and payout upon certain events.

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

Potential Payments Upon Termination or Change of Control Table

The following table represents our estimate of the amount each of our Named Executive Officers would have received upon the applicable termination or change of control event, if such event had occurred on December 31, 2012. The closing price of our common units on the NYSE on December 31, 2012, $24.90, was used to calculate these amounts. The amounts that any Named Executive Officer could receive upon a termination of employment or a change of control cannot be determined with any certainty until an actual termination of employment or a change of control occurs.  For purposes of the below table, we have assumed all salary and bonuses were paid current as of December 31, 2012.

Potential Payments Upon Termination or Change of Control at December 31, 2012
Name	Plan Name	Change of Control (1) ($)	Termination Other than for Cause ($)	Termination for Cause, or Voluntary Resignation ($)	Retirement (2) ($)	Death or Disability ($)
Stanley C. Horton	UAR and Cash Bonus Plan (3)	57,348	—	—	—	404,158
	LTIP (4)	337,621	—	—	—	337,621
	PTO (6)	5,769	5,769	5,769	5,769	5,769
	Total	400,738	5,769	5,769	5,769	747,548

Jamie L. Buskill (7)	UAR and Cash Bonus Plan (3)	22,057	—	—	—	210,829
	LTIP (4)	129,853	—	—	—	129,853
	SLTIP (5)	555,794	555,794	—	—	555,794
	PTO (6)	7,500	7,500	7,500	7,500	7,500
	Total	715,204	563,294	7,500	7,500	903,976

Michael E. McMahon	UAR and Cash Bonus Plan (3)	15,439	—	—	122,701	138,140
	LTIP (4)	90,895	—	—	—	90,895
	SLTIP (5)	555,794	555,794	—	—	555,794
	PTO (6)	11,721	11,721	11,721	11,721	11,721
	Total	673,849	567,515	11,721	134,422	796,550

Jonathan E. Nathanson	UAR and Cash Bonus Plan (3)	15,439	—	—	—	141,487
	LTIP (4)	90,895	—	—	—	90,895
	SLTIP (5)	—	—	—	—	—
	PTO (6)	5,000	5,000	5,000	5,000	5,000
	Total	111,334	5,000	5,000	5,000	237,382

(1)	The amounts listed under the Change of Control column will apply only in the event that the change of control definition for that particular plan has been triggered.

(2)
As of December 31, 2012, Mr. McMahon was eligible for retirement as defined in the LTIP and UAR and Cash Bonus Plan award agreements (each as defined above). None of the Named Executive Officers were eligible for retirement as defined in the SLTIP. The determination of amounts to be paid and the timing of payments applicable to awards under the UAR and Cash Bonus Plan would not be affected by an event of retirement.

(3)
UAR and Cash Bonus Plan amounts were determined by multiplying the prorated number of unvested UARs each executive held on December 31, 2012, by the value obtained using the plan formula, and adding the prorated amount of Long-Term Cash Bonuses that would become vested and payable. The assumed proration factors at December 31, 2012, were 0.35 for awards issued in December 2011, 0.612 for awards made in June 2011, 0.647 for awards made in March 2011 and 0.681 for awards issued in December 2010. The DER Adjustments through December 31, 2012, applicable to each UAR granted in December 2011, June 2011, March 2011 and in 2010 were $2.1275, $3.18, $3.7025 and $4.2225, respectively. For the UARs granted in December 2011, June 2011, March 2011 and December 2010, the excess of the closing price of our common units on December 31, 2012 over the exercise price reduced by the applicable DER Adjustment, was $0.2725, zero, zero and zero, respectively. These resulting amounts were below the UAR Caps of zero, $12.67, $14.29 and $15.76 applicable to the December 2011, June 2011, March 2011 and December 2010 grants, respectively. As of December 31, 2012, Messrs. Horton, Buskill, McMahon and Nathanson held 111,512, 15,475, 10,832 and 36,546 UARs which were granted in 2011 and zero, 33,270, 21,625 and zero UARs which were granted in 2010. Messrs. Horton, Buskill, McMahon and Nathanson held Long-Term Cash Bonuses of $258,000, $150,000, $97,500 and $105,000, respectively.

(4)
LTIP amounts were determined by multiplying the prorated number of unvested Phantom Common Units each executive held on December 31, 2012, by the value of our common units on that date, or $24.90. The assumed proration factor at December 31 was 0.35 for the outstanding awards. As of December 31, 2012, Messrs. Horton, Buskill, McMahon and Nathanson held Phantom Common Units of 35,714, 13,736, 9,615 and 9,615, respectively. The DER Adjustment through December 31, 2012 applicable to each Phantom Common Unit granted in December 2011 was $2.1275.

(5)
SLTIP amounts were determined by multiplying the number of unvested Phantom GP Units each executive held on December 31, 2012, by the value of each GP unit on that date based upon full vesting of outstanding awards and valued using the plan formula value assuming cash distributions made by the Partnership to our general partner for the four consecutive quarters ending on December 31, 2012, of $39.6 million and an implied yield on our common units of 8.55% at December 31, 2012.  As of December 31, 2012, Messrs. Buskill and McMahon held 12 and 12 Phantom GP Units, respectively.

(6)
Includes earned but unused paid time off at December 31, 2012. In order to receive PTO payments upon retirement, the employee must have provided us with at least a six month notice prior to the termination of his employment.

(7)	Mr. Buskill would also be entitled to receive payment under the SRP six months after termination for any reason, which amounts are reported in the Pension Benefits table.

Director Compensation

Prior to 2013, each director of BGL who is not an officer or employee of us, our subsidiaries, our general partner or an affiliate of our general partner (an Eligible Director) was paid an annual cash retainer of $35,000 ($40,000 for the chairman of the Audit Committee), payable in equal quarterly installments, $1,000 for each Board meeting attended which was not a regularly scheduled meeting, and received an annual grant of 500 of our common units. For 2013, the amount paid to Board members was revised so that an Eligible Director will be paid an annual cash retainer of $50,000 ($55,000 for the chairman of the Audit Committee) and the annual grant of common units to each Board member will be in an amount equal to $50,000. The number of common units will be calculated by using the average of the thirty days closing market price prior to issuance. Directors who are not Eligible Directors do not receive compensation from us for their services as directors. All directors are reimbursed for out-of-pocket expenses they incur in connection with attending Board and committee meetings and will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Director Compensation for 2012
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Arthur L. Rebell	46,000	13,620	59,620
William R. Cordes	51,000	13,620	64,620
Thomas E. Hyland (2)	57,000	13,620	70,620
Mark L. Shapiro (3)	52,000	13,620	65,620

(1)
On March 2, 2012, Messrs. Rebell, Cordes, Hyland and Shapiro were each granted 500 common units. The total grant date fair value of the award for each Eligible Director, based on the closing market price of $27.24, was $13,620. Refer to Note 11 in Item 8 for further information on the issuance of these units.

(2)	Chairman of the Audit Committee.

(3)	Chairman of the Conflicts Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, at February 20, 2013, as to the beneficial ownership of our common and class B units by beneficial holders of 5% or more of either such class of units, each member of our Board, each of the Named Executive Officers and all of our executive officers and directors as a group, based on data furnished by them. None of the parties listed in the table have the right to acquire units within 60 days:

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned (1)	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned (1)	Percentage of Total Limited Partner Units Beneficially Owned
Stanley C. Horton	2,000	(2)	—	—	—	*
Jamie L. Buskill	—		—	—	—	—
William R. Cordes	3,000		*	—	—	*
Thomas E. Hyland	8,900	(3)	*	—	—	*
Michael E. McMahon	—		—	—	—	—
Jonathan E. Nathanson	15,000	(4)	*	—	—	*
Arthur L. Rebell	40,375	(5)	*	—	—	*
Mark L. Shapiro	13,500		*	—	—	*
Kenneth I. Siegel	—		—	—	—	—
Andrew H. Tisch	81,050	(6)	*	—	—	*
All directors and executive officers as a group	163,825		*	—	—	*
BPHC (7)	102,719,466		49%	22,866,667	100%	54%
Loews (7)	102,719,466		49%	22,866,667	100%	54%
*Represents less than 1% of the outstanding common units

(1)	As of February 20, 2013, we had 207,707,134 common units and 22,866,667 class B units issued and outstanding.

(2)	2,000 units are owned by Mr. Horton’s spouse.

(3)	400 of these units are owned by Mr. Hyland’s spouse.

(4)	15,000 units are owned by Mr. Nathanson’s spouse.

(5)	32,984 of these units are owned by ARebell, LLC, a limited liability company controlled by Mr. Rebell.

(6)	Represents one quarter of the number of units owned by a general partnership in which a one-quarter interest is held by a trust of which Mr. Tisch is managing trustee.

(7)
Loews is the parent company of BPHC and may, therefore, be deemed to beneficially own the units held by BPHC. The address of BPHC is 9 Greenway Plaza, Suite 2800, Houston, TX 77046. The address of Loews is 667 Madison Avenue, New York, New York 10065. Boardwalk GP, an indirect, wholly-owned subsidiary of BPHC, also holds our 2% general partner interest and all of our IDRs. Including the general partner interest but excluding the impact of the IDRs, Loews indirectly owns approximately 55% of our total ownership interests. Our Partnership Interests in Item 5 contains more information regarding our calculation of BPHC’s equity ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2005, prior to the initial public offering of our common units, our Board adopted the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan. The following table provides certain information as of December 31, 2012, with respect to this plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	3,513,708

Note 11 in Item 8 of this Report contains more information regarding our equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

It is our Board’s written policy that any transaction, regardless of the size or amount involved, involving us or any of our subsidiaries in which any related person had or will have a direct or indirect material interest shall be reviewed by, and shall be subject to approval or ratification by our Conflicts Committee. “Related person” means our general partner and its directors and executive officers, holders of more than 5% of our units, and in each case, their “immediate family members,” including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing their household. In order to effectuate this policy, our General Counsel reviews all such transactions and reports thereon to the Conflicts Committee for its consideration. Our General Counsel also determines whether any such transaction presents a potential conflict of interest under our partnership agreement and, if so, presents the transaction to our Conflicts Committee for its consideration. In the event of a continuing service provided by a related person, the transaction is initially approved by the Conflicts Committee but may not be subject to subsequent approval. However, the Board approves the Partnership’s annual operating budget which separately states the amounts expected to be charged by related parties or affiliates for the following year. No new service transactions were reviewed for approval by the Conflicts Committee during 2012 nor were there any service transactions where the policy was not followed.

Distributions are approved by the Board on a quarterly basis prior to declaration. Note 16 in Item 8 of this Report contains more information regarding our related party transactions.

See Item 10, Our Independent Directors for information regarding director independence.

Item 14.  Principal Accounting Fees and Services

Audit Fees and Services

The following table presents fees billed by Deloitte & Touche LLP and its affiliates for professional services rendered to us and our subsidiaries in 2012 and 2011 by category as described in the notes to the table (in millions):

	2012	2011
Audit fees (1)	$2.4	$2.1
Audit related fees (2)	0.7	0.5
Total	$3.1	$2.6

(1)	Includes the aggregate fees and expenses for annual financial statement audit and quarterly financial statement reviews.

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

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(a) 2.  Financial Statement Schedules

Valuation and Qualifying Accounts

The following table presents those accounts that have a reserve as of December 31, 2012, 2011 and 2010 and are not included in specific schedules herein. These amounts have been deducted from the respective assets on the Consolidated Balance Sheets (in millions):

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2012	$0.2	$—	$—	$—	$0.2
2011	0.6	0.3	—	(0.7)	0.2
2010	0.3	0.4	—	(0.1)	0.6

(a) 3.  Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Description

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

3.8
Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of Boardwalk Pipeline Partners, LP, dated as of October 25, 2012 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current report on Form 8-K filed on October 30, 2012).

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

4.3
Amended and Restated Registration Rights Agreement dated June 26 2009, by and between Boardwalk Pipeline Partners, LP and Boardwalk Pipelines Holding Corp. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2009).

4.4
Indenture dated July 15, 1997, between Texas Gas Transmission Corporation (now known as Texas Gas Transmission, LLC) and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Texas Gas Transmission Corporation’s Registration Statement on Form S-3, Registration No. 333-27359, filed on May 19, 1997).

4.5
Indenture dated as of May 28, 2003, between TGT Pipeline, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 3.6 to TGT Pipeline, LLC’s (now known as Boardwalk Pipelines, LP) Registration Statement on Form S-4, Registration No. 333-108693, filed on September 11, 2003).

4.6
Indenture dated as of May 28, 2003, between Texas Gas Transmission, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 3.5 to Boardwalk Pipelines, LLC’s (now known as Boardwalk Pipelines, LP) Registration Statement on Form S-4, Registration No. 333-108693, filed on September 11, 2003).

4.7
Indenture dated as of January 18, 2005, between TGT Pipeline, LLC and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.1 to TGT Pipeline, LLC’s (now known as Boardwalk Pipelines, LP) Current Report on Form 8-K filed on January 24, 2005).

4.8
Indenture dated as of January 18, 2005, between Gulf South Pipeline Company, LP and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.2 to Boardwalk Pipelines, LLC’s (now known as Boardwalk Pipelines, LP) Current Report on Form 8-K filed on January 24, 2005).

4.9
Indenture dated as of November 21, 2006, between Boardwalk Pipelines, LP, as issuer, the Registrant, as guarantor, and The Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2006).

4.10
Indenture dated August 17, 2007, between Gulf South Pipeline Company, LP and the Bank of New York Trust Company, N.A. therein (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2007).

Exhibit Number	Description
4.11
Indenture dated August 17, 2007, between Gulf South Pipeline Company, LP and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2007).

4.12
Indenture dated January 19, 2011, between Texas Gas Transmission, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2011).

4.13
First Supplemental Indenture dated June 7, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 13, 2011).

4.14
Second Supplemental Indenture dated June 16, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 20, 2011).

4.15
Subordination Agreement, dated as of May 1, 2009, among Boardwalk Pipelines Holding Corp., as Subordinated Creditor, Wachovia Bank, National Association, as Senior Creditor Representative, and Boardwalk Pipelines, LP, as Borrower (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2009).

4.16
Indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 21, 2009).

4.17
First Supplemental Indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer , Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 21, 2009).

4.18
Second Supplemental Indenture dated November 8, 2012, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on November 8, 2012.

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

10.4
Boardwalk Pipeline Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-127578, filed on October 31, 2005).

10.5
Form of Phantom Unit Award Agreement under the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s 2005 Annual Report on Form 10-K filed on March 16, 2006).

10.6	Boardwalk Pipeline Partners, LP Strategic Long-Term Incentive Plan (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006).
10.7
Form of GP Phantom Unit Award Agreement under the Boardwalk Pipeline Partners, LP Strategic Long-Term Incentive Plan (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006).

Exhibit Number	Description
10.8	Boardwalk Operating GP, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2010).
10.9	Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2010).
10.10
Form of Grant of UARs and Cash Bonus under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2010).

10.11
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

10.13
Amendment No. 1 to the Subordinated Loan Agreement dated as April 27, 2012, between Boardwalk Pipelines, LP, as Borrower, and Boardwalk Pipelines Holding Corp., as Lender (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).

10.14	Employment agreement between Boardwalk GP, LLC and Stanley C. Horton (incorporated by reference to Exhibit 10.5 to the Registrant’s Current report on Form 8-K, filed on May 2, 2011).
10.15
Limited Liability Company Agreement of Boardwalk HP Storage Company, LLC dated as of October 16, 2011 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011).

10.16
Limited Liability Company Agreement of Boardwalk Acquisition Company, LLC dated effective as of August 16, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 22, 2012.

10.17
Letter agreement between Boardwalk Pipelines, LP and Boardwalk Pipelines Holding Corp. dated as of October 16, 2011 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011).

10.18
$225,000,000 Term Loan Agreement, dated as of October 1, 2012, among Boardwalk Acquisition Company, LLC, and the several lenders and issuers from time to time party hereto, Citibank, N.A., as administrative agent, Barclays Bank PLC and Deutsche Bank Securities Inc., as co-syndication agents, Citigroup Global Markets Inc., Barclays Bank PLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book.

*18.1	Preferability letter, dated February 20, 2013, From Independent Registered Public Accounting Firm.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent Of Independent Registered Public Accounting Firm.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith ** Management contract or compensatory plan or arrangement
(1)  The Services Agreements between Gulf South Pipeline Company, LP and Loews Corporation and between Boardwalk Pipelines, LP (formerly known as Boardwalk Pipelines, LLC) and Loews Corporation are not filed because they are identical to exhibit 10.3 except for the identities of Gulf South Pipeline Company, LP and Boardwalk Pipelines, LLC and the date of the agreement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated:	February 20, 2013	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial and Administrative Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	February 20, 2013	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated:	February 20, 2013	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (principal financial officer)
Dated:	February 20, 2013	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dated:	February 20, 2013	/s/ William R. Cordes
William R. Cordes Director
Dated:	February 20, 2013	/s/ Thomas E. Hyland
Thomas E. Hyland Director
Dated:	February 20, 2013	/s/ Arthur L. Rebell
Arthur L. Rebell Director
Dated:	February 20, 2013	/s/ Mark L. Shapiro
Mark L. Shapiro Director
Dated:	February 20, 2013	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director
Dated:	February 20, 2013	/s/ Andrew H. Tisch
Andrew H. Tisch Director