Form 10-Q
period 2013-03-31
Boardwalk Pipeline Partners, LP
filed 2013-04-29
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

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

As of April 29, 2013, the registrant had 207,707,134 common units outstanding and 22,866,667 class B units outstanding.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2013

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$4.3	$3.9
Receivables:
Trade, net	102.1	105.3
Other	7.2	6.9
Gas transportation receivables	9.2	9.0
Costs recoverable from customers	2.4	3.3
Gas stored underground	0.9	7.0
Prepayments	11.7	15.2
Other current assets	2.4	2.6
Total current assets	140.2	153.2

Property, Plant and Equipment:
Natural gas transmission and other plant	8,184.7	8,165.3
Construction work in progress	285.8	258.0
Property, plant and equipment, gross	8,470.5	8,423.3
Less—accumulated depreciation and amortization	1,283.4	1,234.1
Property, plant and equipment, net	7,187.1	7,189.2

Other Assets:
Goodwill	270.8	270.8
Gas stored underground	108.7	109.7
Costs recoverable from customers	14.8	14.9
Other	122.3	124.7
Total other assets	516.6	520.1

Total Assets	$7,843.9	$7,862.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS’ CAPITAL	March 31, 2013	December 31, 2012
Current Liabilities:
Payables:
Trade	$43.3	$69.8
Affiliates	3.0	2.7
Other	17.3	19.2
Gas Payables:
Transportation	5.8	10.4
Storage	8.6	3.5
Accrued taxes, other	26.1	40.5
Accrued interest	33.5	42.5
Accrued payroll and employee benefits	17.6	25.2
Deferred income	12.6	19.9
Other current liabilities	25.6	22.1
Total current liabilities	193.4	255.8

Long–term debt	3,607.7	3,539.2

Other Liabilities and Deferred Credits:
Pension liability	26.8	26.8
Asset retirement obligation	35.2	33.2
Provision for other asset retirement	58.6	57.4
Payable to affiliate	16.0	16.0
Other	62.1	57.0
Total other liabilities and deferred credits	198.7	190.4

Commitments and Contingencies

Partners’ Capital:
Common units – 207.7 million units issued and outstanding as of March 31, 2013, and December 31, 2012	3,164.2	3,190.3
Class B units – 22.9 million units issued and outstanding as of March 31, 2013, and December 31, 2012	678.3	678.3
General partner	75.0	75.8
Accumulated other comprehensive loss	(73.4)	(67.3)
Total partners’ capital	3,844.1	3,877.1
Total Liabilities and Partners’ Capital	$7,843.9	$7,862.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Operating Revenues:
Transportation	$284.1	$287.5
Parking and lending	7.9	4.0
Storage	28.1	19.8
Other	8.4	1.6
Total operating revenues	328.5	312.9

Operating Costs and Expenses:
Fuel and transportation	22.7	18.7
Operation and maintenance	40.2	37.6
Administrative and general	31.4	34.2
Depreciation and amortization	66.8	63.7
Asset impairment	0.1	4.2
Net gain on sale of operating assets	—	(3.6)
Taxes other than income taxes	25.6	24.5
Total operating costs and expenses	186.8	179.3

Operating income	141.7	133.6

Other Deductions (Income):
Interest expense	40.5	39.0
Interest expense – affiliates	—	2.0
Interest income	(0.2)	(0.1)
Miscellaneous other income, net	(0.2)	(0.1)
Total other deductions	40.1	40.8

Income before income taxes	101.6	92.8

Income taxes	0.2	0.2

Net Income	$101.4	$92.6

Net Income per Unit:
Basic and diluted net income per unit:
Common units	$0.42	$0.43
Class B units	$0.19	$0.19
Cash distribution declared and paid to common units	$0.5325	$0.53
Cash distribution declared and paid to class B units	$0.30	$0.30
Weighted-average number of units outstanding:
Common units	207.7	182.7
Class B units	22.9	22.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$101.4	$92.6
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(4.5)	0.6
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	0.4
Pension and other postretirement benefit costs	(1.7)	(1.7)
Total Comprehensive Income	$95.3	$91.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2013	2012
Net income	$101.4	$92.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	66.8	63.7
Amortization of deferred costs	1.3	1.2
Asset impairment	0.1	4.2
Net gain on sale of operating assets	—	(3.6)
Changes in operating assets and liabilities:
Trade and other receivables	1.5	7.8
Gas receivables and storage assets	6.8	1.7
Costs recoverable from customers	0.9	2.2
Other assets	2.4	1.7
Trade and other payables	(18.2)	(2.4)
Other payables, affiliates	0.7	—
Gas payables	4.8	(1.5)
Accrued liabilities	(31.1)	(39.8)
Other liabilities	(8.1)	(18.0)
Net cash provided by operating activities	129.3	109.8

INVESTING ACTIVITIES:
Capital expenditures	(70.6)	(26.0)
Proceeds from sale of operating assets	1.0	1.7
Proceeds from insurance and other recoveries	1.4	0.4
Net cash used in investing activities	(68.2)	(23.9)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	263.0	370.0
Repayment of borrowings on revolving credit agreement	(195.0)	(330.0)
Advances from affiliate	(0.4)	4.7
Repayment of contribution received related to predecessor equity	—	(284.8)
Distributions paid	(128.3)	(114.0)
Proceeds from sale of common units	—	245.0
Capital contribution from general partner	—	5.2
Net cash used in financing activities	(60.7)	(103.9)
Increase (decrease) in cash and cash equivalents	0.4	(18.0)
Cash and cash equivalents at beginning of period	3.9	21.9
Cash and cash equivalents at end of period	$4.3	$3.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
PARTNERS’ CAPITAL
(Millions)
(Unaudited)

	Common Units	Class B Units	General Partner	Predecessor Equity	Accumulated Other Comp Loss	Total Partners’ Capital
Balance January 1, 2012	$2,514.1	$678.7	$62.0	$281.6	$(49.4)	$3,487.0
Add (deduct):
Net income	77.0	6.8	8.6	0.2	—	92.6
Distributions paid	(98.1)	(6.8)	(9.1)	—	—	(114.0)
Sale of common units, net of related transactions costs	245.0	—	—	—	—	245.0
Capital contributions from general partner	—	—	5.2	—	—	5.2
Predecessor equity carrying amount of acquired entities	—	—	—	(281.8)	—	(281.8)
Excess purchase price over net acquired assets	(2.6)	(0.3)	(0.1)	—	—	(3.0)
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Balance March 31, 2012	$2,735.4	$678.4	$66.6	$—	$(50.1)	$3,430.3

Balance January 1, 2013	$3,190.3	$678.3	$75.8	$—	$(67.3)	$3,877.1
Add (deduct):
Net income	84.5	6.9	10.0	—	—	101.4
Distributions paid	(110.6)	(6.9)	(10.8)	—	—	(128.3)
Other comprehensive loss	—	—	—	—	(6.1)	(6.1)
Balance March 31, 2013	$3,164.2	$678.3	$75.0	$—	$(73.4)	$3,844.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines), and its operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (Petal), Hattiesburg Gas Storage Company (Hattiesburg), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream), and Boardwalk Storage Company, LLC (Boardwalk Storage) (together, the operating subsidiaries) and consists of integrated natural gas and natural gas liquids (NGLs) pipeline and storage systems and natural gas gathering and processing.

As of April 29, 2013, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 102.7 million of the Partnership’s common units, all 22.9 million of the Partnership’s class B units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of April 29, 2013, the common units, class B units and general partner interest owned by BPHC represent approximately 55% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, and December 31, 2012, and the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and changes in cash flows and changes in partners’ capital for the three months ended March 31, 2013 and 2012. Reference is made to the Notes to Consolidated Financial Statements in the 2012 Annual Report on Form 10-K, which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Certain amounts reported within Total operating costs and expenses in the Condensed Consolidated Statement of Operations for the 2012 period have been reclassified to conform to the current presentation. The effect of the reclassification increased Operation and maintenance expense and decreased Net loss (gain) on sale of operating assets, by $0.4 million for the three months ended March 31, 2012, with no impact on Total operating costs and expenses, Operating income or Net Income.

Note 2:  Acquisitions

In October 2012, the Partnership acquired Louisiana Midstream from PL Logistics LLC for $620.2 million in cash, after customary adjustments and net of cash acquired. The purchase price was funded through a $225.0 million five-year term loan, borrowings under the Partnership's revolving credit facility, and the issuance and sale of common units.

In February 2012, the Partnership acquired BPHC's 80% equity ownership interest in Boardwalk HP Storage, LLC (HP Storage) for $284.8 million in cash, which transaction was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities were recognized at their carrying amounts at the date of transfer and the $3.0 million difference between the purchase price and the $281.8 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners' capital.

Note 3:  Gas Stored Underground and Gas Receivables and Payables

Subsidiaries of the Partnership provide storage services whereby they store gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet. The Partnership held for storage or under PAL agreements approximately 101.9 trillion British thermal units (TBtu) of gas owned by third parties as of March 31, 2013. Assuming an average market price during March 2013 of $3.76 per million British thermal units (MMBtu), the market value of gas held on behalf of others was approximately $383.1 million. The Partnership held for storage approximately 4.5 million barrels (Mmbbls) of NGLs owed by third parties as of March 31, 2013, which had a market value of $165.7 million. As of December 31, 2012, the Partnership held for storage or under PAL agreements approximately 137.4 TBtu of gas and 4.2 Mmbbls of NGLs owned by third parties.

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of March 31, 2013, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 33.9 TBtu. Assuming an average market price during March 2013 of $3.76 per MMBtu, the market value of that gas was approximately $127.5 million. As of March 31, 2013, the amount of NGLs owed to the operating subsidiaries due to imbalances was approximately 0.1 MMbbls, which had a market value of approximately $6.8 million. As of December 31, 2012, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 11.7 TBtu and the amount of NGLs owed to the operating subsidiaries due to imbalances was approximately 0.1 MMbbls. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas or NGLs owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the information used to develop fair value measurements giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. The Partnership considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. The Partnership did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the three months ended March 31, 2013.

The table below identifies the Partnership's assets and liabilities that were recorded at fair value at March 31, 2013 (in millions):

		Fair Value Measurements at March 31, 2013
	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended March 31, 2013

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$4.9	$—	$4.9	$—

The table below identifies the Partnership's assets and liabilities that were recorded at fair value at December 31, 2012 (in millions):

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended March 31, 2012
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$0.1	$—	$0.1	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$0.1	$—	$0.1	$—

Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(0.6)
Assets held for sale (2)	—	—	—	—	(2.8)
	$—	$—	$—	$—	$(3.4)

Nonrecurring fair value measurements - Liabilities
Asset retirement obligation (1)	$(0.8)	$—	$—	$(0.8)	$(0.8)

(1)
In 2012, the Partnership determined that it would retire a number of small-diameter pipeline assets and recorded an asset impairment charge of $1.4 million comprised of the carrying amount of the assets and amounts related to asset retirement obligations for the assets.

(2)
In 2012, the Partnership recognized a $2.8 million impairment charge related to its Owensboro, Kentucky, office building. The office building was sold for an amount that equaled its carrying amount of $3.0 million in the third quarter 2012.

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $0.9 million and $7.0 million of gas stored underground at March 31, 2013, and December 31, 2012, which the Partnership owns and carries on its balance sheet as current Gas stored underground. Additionally, at March 31, 2013, the Partnership had 9.7 billion cubic feet (Bcf) of gas with a carrying amount of $22.0 million that had become available for sale as a result of a change in the storage working gas needed to support operations and no-notice services. At March 31, 2013, approximately 11.7 Bcf of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2013. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

At March 31, 2012, the Partnership had $100.0 million notional amount of interest rate swaps outstanding associated with a $200.0 million term loan (term loan). The swaps were settled prior to their maturity due to the repayment of the term loan. The swaps were not designated as cash flow hedges and changes in the fair value of the swaps were recognized as interest expense in the period that those changes occurred. For the three months ended March 31, 2012, the Partnership recognized interest expense of $0.5 million related to the interest rate swaps.

The fair values of derivatives existing as of March 31, 2013, and December 31, 2012, were included in the following captions in the Condensed Consolidated Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$—	Other current assets	$0.1	Other current liabilities	$4.9	Other current liabilities	$0.1

The Partnership estimates that approximately $7.4 million of net losses from cash flow hedges reported in Accumulated other comprehensive income/(loss) (AOCI) as of March 31, 2013, are expected to be reclassified into earnings within the next twelve months. The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$(4.5)	Operating revenues (2)	$0.5	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.6)	N/A	—
	$(4.5)		$(0.1)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

(2)	Recorded in Other revenues.

The amount of gains and losses from cash flow hedges recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$0.6	Operating revenues	$—	N/A	$—
Interest rate contracts (1)	—	Interest expense	(0.4)	N/A	—
	$0.6		$(0.4)		$—

(1)
Related to amounts deferred in AOCI from Treasury rate locks used to hedge interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives, however it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At March 31, 2013, the Partnership’s outstanding derivatives were with two counterparties and the Partnership had no requirements to post collateral with the counterparties nor did the Partnership hold any collateral associated with its outstanding derivatives.

Nonfinancial Assets and Liabilities

The Partnership evaluates long-lived assets for impairment when, in management's judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to the fair value measurements table above for more information.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value disclosure amounts for financial instruments, which are consistent with those disclosed in the 2012 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2013, and December 31, 2012. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2013, and December 31, 2012. The carrying value of the Partnership's variable rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial instruments assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012, were as follows (in millions):

As of March 31, 2013		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.3	$4.3	$—	$—	$4.3

Financial Liabilities
Long-term debt	$3,607.7	$—	$3,921.3	$—	$3,921.3

As of December 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.9	$3.9	$—	$—	$3.9

Financial Liabilities
Long-term debt	$3,539.2	$—	$3,841.1	$—	$3,841.1

Other Comprehensive Income (OCI)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2013	$(15.5)	$(51.8)	$(67.3)
Loss recorded in accumulated other comprehensive loss	(4.5)	—	(4.5)
Reclassifications:
Other operating revenues	(0.5)	—	(0.5)
Interest expense	0.6	—	0.6
Administrative and general expense	—	(1.7)	(1.7)

Ending balance, March 31, 2013	$(19.9)	$(53.5)	$(73.4)

Note 5: Property, Plant and Equipment (PPE)

Carthage Compressor Station Incident

In 2013, the Partnership received $1.7 million in insurance proceeds as final payment for an insurance claim, the majority of which was recorded as a decrease to Operation and maintenance expense, related to a 2011 fire which occurred at one of the Partnership's compressor stations near Carthage, Texas.

Note 6: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Whistler Junction Matter

The Partnership's Gulf South subsidiary and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in six lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-900711), Crum, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901057), Austin, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901133), Moore, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901471), Davis, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-12-901490) and Joel G. Reed, et al. v. Mobile Gas Service Corp, et al. (Case No. CV-2013-922265). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity and other relief from Gulf South.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to the Partnership's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2013, and December 31, 2012, the Partnership had an accrued liability of approximately $7.5 million and $7.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next nine years. As of March 31, 2013, and December 31, 2012, approximately $2.2 million was recorded in Other current liabilities and approximately $5.3 million and $5.6 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act

The Partnership’s pipelines are subject to the Clean Air Act, as amended (CAA), and the CAA Amendments of 1990, as amended (Amendments), which added significant provisions to the CAA. The Amendments require the Environmental Protection Agency (EPA) to promulgate new regulations pertaining to mobile sources, air toxics, areas of ozone non-attainment, greenhouse gases and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology (MACT). The operating subsidiaries presently operate two facilities in areas affected by non-attainment requirements for the current ozone standard (8-hour ozone standard). If the EPA designates additional new non-attainment areas or promulgates new air regulations where the Partnership operates, the cost of additions to PPE is expected to increase. The Partnership has assessed the impact of the CAA on its facilities and does not believe compliance with these regulations will have a material impact on its financial condition, results of operations or cash flows.

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

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2013, were approximately $128.7 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments or pipeline capacity agreements disclosed in Note 4 to the Partnership’s 2012 Annual Report on Form 10-K.

Note 7:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarter 2013, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.5325 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In the first quarter 2012, the Partnership declared and paid quarterly distributions to unitholders of record of $0.53 per common unit, $0.30 per class B unit to the holder of the class B units and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In April 2013, the Partnership declared a quarterly cash distribution to unitholders of record of $0.5325 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended March 31, 2013, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$101.4
Declared distribution	128.2	$110.6	$6.9	$10.7
Assumed allocation of undistributed net loss	(26.8)	(23.7)	(2.6)	(0.5)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$101.4	$86.9	$4.3	$10.2
Weighted-average units outstanding		207.7	22.9
Net income per unit		$0.42	$0.19

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the three months ended March 31, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$92.6
Less: Net income attributable to predecessor equity	0.2
Net income attributable to limited partner unitholders and general partner	92.4
Declared distribution	114.9	$98.5	$6.8	$9.6
Assumed allocation of undistributed net loss	(22.5)	(19.6)	(2.4)	(0.5)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$92.4	$78.9	$4.4	$9.1
Weighted-average units outstanding		182.7	22.9
Net income per unit		$0.43	$0.19

Note 8:  Financing

Notes and Debentures

As of March 31, 2013, and December 31, 2012, the Partnership had notes and debentures outstanding of $3.0 billion with a weighted-average interest rate of 5.33% and 5.32%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2013, the Partnership and its subsidiaries were in compliance with its debt covenants.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2013, and December 31, 2012, were $370.0 million and $302.0 million, with a weighted-average borrowing rate of 1.33% and 1.34%.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2013.

Term Loan

The Partnership has a $225.0 million variable-rate term loan due October 1, 2017 (2017 Term Loan), which was entered into to partially finance the acquisition of Louisiana Midstream. The 2017 Term Loan bears interest at a rate that is based on the one-month LIBOR rate plus an applicable margin. Outstanding borrowings as of March 31, 2013 and December 31, 2012, were $225.0 million, with an effective interest rate of 1.95% and 1.96%.

Common Unit Offering

For the three months ended March 31, 2013 and 2012, the Partnership completed the following issuances and sales of common units, which proceeds were used to purchase the remaining equity ownership interest in HP Storage from BPHC (in millions, except the issuance price):

Month of Offering	Number of Common Units	Issuance Price	Less Underwriting Discounts and Expenses	Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering	Common Units Held by the Public After Offering
February 2012	9.2	$27.55	$8.5	$250.2	184.9	82.2

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$1.1	$1.0	$0.1	$0.1
Interest cost	1.2	1.4	0.5	0.6
Expected return on plan assets	(2.2)	(2.1)	(1.1)	(1.1)
Amortization of prior service credit	—	—	(1.9)	(1.9)
Amortization of unrecognized net loss	0.6	0.5	0.1	0.1
Net periodic benefit cost	$0.7	$0.8	$(2.3)	$(2.2)

Through the date of this filing, the Partnership has not contributed to the Pension Plan, but expects to fund $3.0 million to the Pension Plan in 2013.

Defined Contribution Plans

The Partnership’s employees not covered under the Pension Plan are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.2 million and $2.1 million for the three months ended March 31, 2013 and 2012.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads.

The Partnership incurred charges related to these services of $2.1 million and $8.0 million for the three months ended March 31, 2013 and 2012.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $72.3 million and $70.4 million for the three months ended March 31, 2013 and 2012.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31
	2013	2012
Cash paid during the period for:
Interest (net of amount capitalized)	$47.3	$55.0

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2013, and December 31, 2012. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

In April 2012, the Partnership's corporate structure was changed such that Boardwalk Midstream became a wholly-owned subsidiary of Boardwalk Pipelines when previously it had been wholly-owned by the Partnership. This transaction was accounted for as a transaction between entities under common control. The financial statements for the 2012 period are presented as if the transaction occurred at the beginning of the reporting period. The Condensed Consolidating Statements of Income, Condensed Consolidating Statements of Comprehensive Income, and the Condensed Consolidating Statements of Cash Flow for the three months ended March 31, 2012, were retrospectively adjusted to reflect the transaction for comparative purposes.

Condensed Consolidating Balance Sheets as of March 31, 2013
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$2.0	$2.3	$—	$4.3
Receivables	—	—	116.3	(7.0)	109.3
Gas stored underground	—	—	0.9	—	0.9
Prepayments	0.4	—	11.3	—	11.7
Other current assets	0.2	—	20.6	(6.8)	14.0
Total current assets	0.6	2.0	151.4	(13.8)	140.2
Investment in consolidated subsidiaries	1,343.9	5,911.7	—	(7,255.6)	—
Property, plant and equipment, gross	0.6	0.3	8,469.6	—	8,470.5
Less–accumulated depreciation and amortization	0.6	—	1,282.8	—	1,283.4
Property, plant and equipment, net	—	0.3	7,186.8	—	7,187.1
Other noncurrent assets	0.1	4.5	512.0	—	516.6
Advances to affiliates – noncurrent	2,519.4	115.7	775.3	(3,410.4)	—
Total other assets	2,519.5	120.2	1,287.3	(3,410.4)	516.6

Total Assets	$3,864.0	$6,034.2	$8,625.5	$(10,679.8)	$7,843.9

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.2	$66.9	$(7.0)	$60.6
Payable to affiliates	3.0	—	—	—	3.0
Other current liabilities	0.4	16.3	119.9	(6.8)	129.8
Total current liabilities	3.9	16.5	186.8	(13.8)	193.4
Total long-term debt	—	1,379.1	2,228.6	—	3,607.7
Payable to affiliate	16.0	3,294.7	115.7	(3,410.4)	16.0
Other noncurrent liabilities	—	—	182.7	—	182.7
Total other liabilities and deferred credits	16.0	3,294.7	298.4	(3,410.4)	198.7
Total partners’ capital/member’s equity	3,844.1	1,343.9	5,911.7	(7,255.6)	3,844.1

Total Liabilities and Partners' Capital/Member’s Equity	$3,864.0	$6,034.2	$8,625.5	$(10,679.8)	$7,843.9

Condensed Consolidating Balance Sheets as of December 31, 2012
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.1	$1.0	$2.8	$—	$3.9
Receivables	—	—	119.5	(7.3)	112.2
Gas stored underground	—	—	7.0	—	7.0
Prepayments	—	—	15.2	—	15.2
Advances to affiliates	—	—	2.0	(2.0)	—
Other current assets	0.4	—	18.1	(3.6)	14.9
Total current assets	0.5	1.0	164.6	(12.9)	153.2
Investment in consolidated subsidiaries	1,257.0	5,785.7	—	(7,042.7)	—
Property, plant and equipment, gross	0.6	—	8,422.7	—	8,423.3
Less–accumulated depreciation and amortization	0.6	—	1,233.5	—	1,234.1
Property, plant and equipment, net	—	—	7,189.2	—	7,189.2
Other noncurrent assets	0.1	4.8	515.2	—	520.1
Advances to affiliates – noncurrent	2,638.5	84.4	582.6	(3,305.5)	—
Total other assets	2,638.6	89.2	1,097.8	(3,305.5)	520.1

Total Assets	$3,896.1	$5,875.9	$8,451.6	$(10,361.1)	$7,862.5

Liabilities & Partners' Capital/Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.1	$—	$96.2	$(7.3)	$89.0
Payable to affiliates	2.7	2.0	—	(2.0)	2.7
Other current liabilities	0.2	16.9	150.4	(3.4)	164.1
Total current liabilities	3.0	18.9	246.6	(12.7)	255.8
Total long-term debt	—	1,378.9	2,160.3	—	3,539.2
Payable to affiliate	16.0	3,221.1	84.4	(3,305.5)	16.0
Other noncurrent liabilities	—	—	174.6	(0.2)	174.4
Total other liabilities and deferred credits	16.0	3,221.1	259.0	(3,305.7)	190.4
Total partners’ capital/member’s equity	3,877.1	1,257.0	5,785.7	(7,042.7)	3,877.1

Total Liabilities and Partners' Capital/Member’s Equity	$3,896.1	$5,875.9	$8,451.6	$(10,361.1)	$7,862.5

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$305.8	$(21.7)	$284.1
Parking and lending	—	—	7.9	—	7.9
Storage	—	—	28.2	(0.1)	28.1
Other	—	—	8.4	—	8.4
Total operating revenues	—	—	350.3	(21.8)	328.5

Operating Cost and Expenses:
Fuel and gas transportation	—	—	44.5	(21.8)	22.7
Operation and maintenance	—	—	40.2	—	40.2
Administrative and general	—	—	31.4	—	31.4
Other operating costs and expenses	—	—	92.5	—	92.5
Total operating costs and expenses	—	—	208.6	(21.8)	186.8
Operating income	—	—	141.7	—	141.7

Other Deductions (Income):
Interest expense	—	17.2	23.3	—	40.5
Interest expense, affiliate, net	(8.4)	10.3	(1.9)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(93.0)	(120.5)	—	213.5	—
Miscellaneous other income	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(101.4)	(93.0)	21.0	213.5	40.1

Income before income taxes	101.4	93.0	120.7	(213.5)	101.6
Income taxes	—	—	0.2	—	0.2

Net Income	$101.4	$93.0	$120.5	$(213.5)	$101.4

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$309.3	$(21.8)	$287.5
Parking and lending	—	—	4.0	—	4.0
Storage	—	—	19.8	—	19.8
Other	—	—	1.6	—	1.6
Total operating revenues	—	—	334.7	(21.8)	312.9

Operating Cost and Expenses:
Fuel and gas transportation	—	—	40.5	(21.8)	18.7
Operation and maintenance	—	—	37.6	—	37.6
Administrative and general	—	—	34.2	—	34.2
Other operating costs and expenses	—	—	88.8	—	88.8
Total operating costs and expenses	—	—	201.1	(21.8)	179.3
Operating income	—	—	133.6	—	133.6

Other Deductions (Income):
Interest expense	—	15.9	23.1	—	39.0
Interest expense, affiliate, net	(9.2)	13.6	(2.4)	—	2.0
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(83.4)	(112.9)	—	196.3	—
Miscellaneous other income	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(92.6)	(83.4)	20.5	196.3	40.8

Income before income taxes	92.6	83.4	113.1	(196.3)	92.8
Income taxes	—	—	0.2	—	0.2

Net Income	$92.6	$83.4	$112.9	$(196.3)	$92.6

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$101.4	$93.0	$120.5	$(213.5)	$101.4
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(4.5)	(4.5)	(4.5)	9.0	(4.5)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	0.4	(0.3)	(0.1)	0.1
Pension and other postretirement benefit costs	(1.7)	(1.7)	(1.7)	3.4	(1.7)
Total Comprehensive Income	$95.3	$87.2	$114.0	$(201.2)	$95.3

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$92.6	$83.4	$112.9	$(196.3)	$92.6
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	0.6	0.6	0.6	(1.2)	0.6
Reclassification adjustment transferred to Net Income from cash flow hedges	0.4	0.4	—	(0.4)	0.4
Pension and other postretirement benefit costs	(1.7)	(1.7)	(1.7)	3.4	(1.7)
Total Comprehensive Income	$91.9	$82.7	$111.8	$(194.5)	$91.9

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$9.4	$(27.0)	$146.9	$—	$129.3

Investing Activities:
Capital expenditures	—	(0.3)	(70.3)	—	(70.6)
Proceeds from sale of operating assets	—	—	1.0	—	1.0
Proceeds from insurance and other recoveries	—	—	1.4	—	1.4
Advances to affiliates, net	119.2	(31.3)	(190.8)	102.9	—
Investment in consolidated subsidiary	—	(12.0)	—	12.0	—
Net Cash (Used in) Provided by Investing Activities	119.2	(43.6)	(258.7)	114.9	(68.2)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	—	—	263.0	—	263.0
Repayment of borrowings on revolving credit agreement	—	—	(195.0)	—	(195.0)
Contribution from parent	—	—	12.0	(12.0)	—
Advances from affiliates, net	(0.4)	71.6	31.3	(102.9)	(0.4)
Distributions paid	(128.3)	—	—	—	(128.3)
Net Cash Provided by (Used in) Financing Activities	(128.7)	71.6	111.3	(114.9)	(60.7)

(Decrease) increase in Cash and Cash Equivalents	(0.1)	1.0	(0.5)	—	0.4
Cash and Cash Equivalents at Beginning of Period	0.1	1.0	2.8	—	3.9
Cash and Cash Equivalents at End of Period	$—	$2.0	$2.3	$—	$4.3

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Cash Provided by (Used In) Operating Activities	$8.0	$29.8	$131.7	$(59.7)	$109.8

Investing Activities:
Capital expenditures	—	—	(26.0)	—	(26.0)
Proceeds from sale of operating assets	—	—	1.7	—	1.7
Proceeds from insurance and other recoveries	—	—	0.4	—	0.4
Advances to affiliates, net	(134.0)	(4.1)	(102.1)	240.2	—
Investment in consolidated subsidiary	(15.4)	(15.4)	—	30.8	—
Net Cash Provided by (Used in) Investing Activities	(149.4)	(19.5)	(126.0)	271.0	(23.9)

Financing Activities:
Proceeds from borrowings on revolving credit agreement	—	180.0	190.0	—	370.0
Repayment of borrowings on revolving credit agreement	—	(165.0)	(165.0)	—	(330.0)
Contribution from parent	—	15.4	15.4	(30.8)	—
Advances from affiliates, net	4.7	235.3	4.9	(240.2)	4.7
Repayment of contribution received related to predecessor equity	—	(284.8)	—	—	(284.8)
Distributions paid	(114.0)	—	(59.7)	59.7	(114.0)
Proceeds from sale of common units	245.0	—	—	—	245.0
Capital contribution from general partner	5.2	—	—	—	5.2
Net Cash (Used in) Provided by Financing Activities	140.9	(19.1)	(14.4)	(211.3)	(103.9)

Decrease in Cash and Cash Equivalents	(0.5)	(8.8)	(8.7)	—	(18.0)
Cash and Cash Equivalents at Beginning of Period	0.5	10.7	10.7	—	21.9
Cash and Cash Equivalents at End of Period	$—	$1.9	$2.0	$—	$3.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Our transportation services consist of firm natural gas transportation, where the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, where the customer pays to transport gas only when capacity is available and used. We also offer firm natural gas storage services where the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement. Our natural gas liquids (NGLs) contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. We are not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in the level of natural gas and NGLs prices may impact the volumes of gas transported and stored on our pipeline systems. Our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and transportation expenses on our Condensed Consolidated Statements of Income.

Recent Developments

Market Conditions and Contract Renewals

Key drivers that influence the rates and terms of our transportation contracts are the current and anticipated basis spreads - generally meaning the difference in the price of natural gas at receipt and delivery points on our natural gas pipeline systems - which influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by our pipeline systems. As new sources of natural gas have been identified and developed, including the Marcellus and the Utica Shales which are closer to the traditional high value markets served by interstate pipelines like us, and pipeline infrastructure has been developed to move the new sources of gas to market areas, changes in pricing dynamics between supply basins, pooling points and market areas have occurred. As a result of the new sources of supply and related pipeline infrastructure, basis spreads on our pipeline systems have narrowed significantly over the past several years, reducing the transportation rates we can typically negotiate with our customers on contracts due for renewal for our firm transportation services.

     As of March 31, 2013, a substantial portion of our transportation capacity was contracted for under firm transportation agreements having a weighted-average remaining life of approximately 6.0 years. Each year a portion of our firm transportation agreements expire and must be renewed or replaced. Due to the factors noted above, in recent years the rates we have been able to obtain under firm and interruptible transportation agreements has declined and the amount of our capacity that we have been able to contract for under firm transportation agreements has also declined. The amount of our transportation capacity under agreements which expire in 2013 is greater than in recent years. In light of the market conditions discussed above, we expect that transportation contracts we renew or enter into in 2013 will be at lower rates than our current contracts, and any remaining available capacity will be marketed and sold on a short-term firm or interruptible basis, which will also be at lower rates. We expect that these circumstances will negatively affect our transportation revenues, EBITDA and distributable cash flows in 2013.

     The market for storage and PAL services is also impacted by the factors discussed above, as well as by natural gas price differentials between time periods, such as winter to summer (time period price spreads). Based on current forward pricing curves, we believe that time period price spreads for 2013 may not be as favorable as they were in 2012. However, forward pricing curves change frequently as a result of a variety of market factors (including weather, levels of storage gas, and available capacity, among others) and as such may not be a reliable predictor of actual future events. Accordingly, we cannot predict our future revenues from interruptible storage and PAL services due to the uncertainty and volatility in market conditions discussed above.

Bluegrass Pipeline

In the first quarter 2013, we announced that we are pursuing, with Williams Companies, Inc. (Williams), the joint development of an NGL pipeline, to be named the Bluegrass Pipeline, which would transport Marcellus and Utica mixed-NGL production from Pennsylvania, West Virginia and Ohio to growing petrochemical markets on the U.S. Gulf Coast. The project would include the development of pipeline, storage and fractionation assets, and potentially a new liquefied petroleum gas export terminal. At this juncture, we are continuing to work through cost assessments, due diligence and other pre-development activities, as well as negotiating the terms of the joint venture and related agreements with Williams. There are a number of conditions that must be met for this project to be approved, including completing our negotiations and executing definitive joint venture and related agreements, executing customer contracts sufficient to support the project, receipt of regulatory approvals and approvals by the boards of both us and Williams.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Our net income for the three months ended March 31, 2013, increased $8.8 million, or 10%, to $101.4 million compared to $92.6 million for the three months ended March 31, 2012. The increase in net income was primarily a result of the acquisition of Boardwalk Louisiana Midstream, LLC (Louisiana Midstream) in October 2012 and other items noted below.

Operating revenues for the three months ended March 31, 2013, increased $15.6 million, or 5%, to $328.5 million, compared to $312.9 million for the three months ended March 31, 2012. The increase was primarily due to $19.0 million of revenues from Louisiana Midstream, increased revenues from fuel of $7.1 million mainly from higher natural gas prices and an increase in PAL revenues of $3.4 million due to improved market conditions at the time the transactions were entered into. The increase in revenues was partially offset by lower transportation revenues, excluding fuel, of $13.7 million resulting primarily from lower firm and interruptible revenues due to the market conditions and lower contract renewal rates discussed above.

Operating costs and expenses for the three months ended March 31, 2013, increased $7.5 million, or 4%, to $186.8 million, compared to $179.3 million for the three months ended March 31, 2012. The increase in operating expenses was driven by the acquisition of Louisiana Midstream, which contributed $12.9 million of operating expenses, and increased fuel costs of $4.0 million due to higher natural gas prices. Excluding Louisiana Midstream, operating costs and expenses decreased $5.4 million, primarily due to lower administrative and general costs of $5.2 million as a result of cost management activities, which favorably impacted outside services, corporate fees and labor.

Total other deductions for the three months ended March 31, 2013 decreased by $0.7 million, or 2%, to $40.1 million compared to $40.8 million for the 2012 period, driven by increased capitalized interest.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of common units representing limited partner interest in us. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

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

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2013 and 2012 were $7.5 million and $19.7 million. Growth capital expenditures were $63.1 million and $6.3 million for the three months ended March 31, 2013 and 2012. The 2013 growth capital expenditures primarily relate to our Eagle Ford and Choctaw Brine Supply Expansion Projects discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. We expect total capital expenditures to be approximately $350.0 million in 2013, including approximately $100.0 million for maintenance capital.

Revolving Credit Facility

As of March 31, 2013, we had $370.0 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 1.33% and no letters of credit issued thereunder. At March 31, 2013, we had available borrowing capacity of $630.0 million and were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 8 in Part I, Item 1 of this report.

Distributions

For the three months ended March 31, 2013 and 2012, we paid distributions of $128.3 million and $114.0 million to our partners. Note 7 in Part I, Item I of this report contains further discussion regarding our distributions.

As of March 31, 2013 and December 31, 2012, we have 22.9 million class B units outstanding. Holders of class B units participate in distribution on a pari passu basis without common units, but only up to a maximum distribution of $0.30 per quarter. The class B units are convertible into common units on a one-for-one basis upon demand by the holder at any time after June 30, 2013.

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our "available cash," as defined in our partnership agreement, on a quarterly basis. Our distributions are determined by the board of directors of our general partner based on our financial position, earnings, cash flow and other relevant factors. There is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2012, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $19.5 million to $129.3 million for the three months ended March 31, 2013, compared to $109.8 million for the comparable 2012 period, primarily due to an $8.8 million increase in net income and the timing of cash flows associated with our receivables and payables.

Changes in cash flow from investing activities

Net cash used in investing activities increased $44.3 million to $68.2 million for the three months ended March 31, 2013, compared to $23.9 million for the comparable 2012 period. The increase was primarily driven by an increase in capital expenditures.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $43.2 million to $60.7 million for the three months ended March 31, 2013, compared to $103.9 million for the comparable 2012 period. The decrease in cash used in financing activities resulted primarily from the 2012 purchase of the remaining 80% equity ownership interest in Boardwalk HP Storage Company, LLC, net of proceeds from the issuance and sale of common units used to finance the acquisition. Additionally, distributions paid to our Partners increased $14.3 million.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2013, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,620.0	$—	$525.0	$1,420.0	$1,675.0
Interest on long-term debt (2)	924.6	150.1	286.1	215.4	273.0
Capital commitments (3)	128.7	128.7	—	—	—
Total	$4,673.3	$278.8	$811.1	$1,635.4	$1,948.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $370.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017, and $225.0 million loans outstanding under our term-loan, having a maturity date of October 1, 2017.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.33% weighted-average interest rate and an unused commitment fee of 0.16% as of March 31, 2013, $5.9 million, $11.8 million and $6.4 million would be due in less than one year, 1-3 years and 3-5 years. Based on a 1.95% weighted average interest rate on amounts outstanding under the Term Loan as of March 31, 2013, $4.4 million, $8.8 million and $6.6 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2013.

Pursuant to the settlement of the Texas Gas Transmission, LLC (Texas Gas) rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have not contributed to the Texas Gas pension plan but expect to fund $3.0 million during 2013.

Off-Balance Sheet Arrangements

At March 31, 2013, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2013, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and other changes in environmental legislations, the pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

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

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the successful negotiation, consummation and completion of contemplated transactions and agreements, including obtaining all necessary regulatory approvals;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012, for discussion of our market risk. There have not been any material updates to our market risk except for the following related to our commodity risk:

Our pipelines do not take title to the natural gas which they transport and store in rendering firm and interruptible transportation and storage services, therefore they do not assume the related natural gas commodity price risk associated with that gas. However, certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At March 31, 2013 and December 31, 2012, approximately $0.9 million and $7.0 million of gas stored underground, which we own and carry as current Gas stored underground, was available for sale and exposed to commodity price risk. Additionally, at March 31, 2013, we had 9.7 Bcf of gas with a carrying amount of $22.0 million that had become available for sale as a result of a change in storage gas needed to support operations and no-notice services. We utilize derivatives to hedge certain exposures to market price fluctuations on the anticipated operational sales of gas. For further information on our derivatives, refer to Note 4 in Part I, Item 1 of this report.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
March 1, 2013 to March 31, 2013 (1)	7,484	$26.72	—	—

(1)	Our general partner purchased our common units and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

The following documents are included as exhibits to this report:

Exhibit Number	Description

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

4.1
First Supplemental Indenture to the indenture dated November 21, 2006, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

4.2
Third Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

*10.1	Boardwalk Operating GP, LLC Exempt Employee Annual Short-Term Incentive Plan (As Amended and Restated Effective January 1, 2013).
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
April 29, 2013	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer