Form 10-K
period 2013-12-31
Boardwalk Pipeline Partners, LP
filed 2014-02-24
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2013, was approximately $3.6 billion. As of February 24, 2014, the registrant had 243,223,801 common units outstanding.
Documents incorporated by reference.    None.

TABLE OF CONTENTS

2013 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Report to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (formerly referred to as Boardwalk HP Storage, LLC) (Petal), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream) and Boardwalk Storage Company, LLC (Boardwalk Storage) (together, the operating subsidiaries), and consists of integrated natural gas and natural gas liquids (NGLs) pipeline and storage systems and natural gas gathering and processing. All of our operations are conducted by our operating subsidiaries. Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owns 125.6 million of our common units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, our 2% general partner interest and all of our incentive distribution rights (IDRs). As of February 24, 2014, the common units and general partner interest owned by BPHC represent approximately 53% of our equity interests, excluding the IDRs. Our Partnership Interests, in Item 5 contains more information on how we calculate BPHC’s equity ownership. Our common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

The following diagram reflects a simplified version of our organizational structure as of December 31, 2013:

Our Business

We are a master limited partnership operating in the midstream portion of the natural gas and NGLs industry, providing transportation, storage, gathering and processing services for those commodities. We own approximately 14,450 miles of natural gas and NGLs pipelines, and underground storage caverns having aggregate capacity of approximately 207.0 billion cubic feet (Bcf) of working natural gas and 17.6 million barrels (MMbbls) of NGLs. Our pipeline systems originate in the Gulf Coast region, Oklahoma and Arkansas and extend north and east to the midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio.

We serve a broad mix of customers, including producers of natural gas, local distribution companies (LDCs), marketers, electric power generators, industrial users and interstate and intrastate pipelines. We provide a significant portion of our natural gas pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation fees which are fees owed regardless of actual pipeline or storage capacity utilization. Other fees are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. Contracts for our services related to NGLs are generally fee based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. For the year ended December 31, 2013, approximately 81% of our revenues were derived from capacity reservation fees under firm contracts, approximately 12% of our revenues were derived from fees based on utilization under firm contracts and approximately 7% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services. Item 6 of this Report contains a summary of our revenues from external customers, net income and total assets, all of which were attributable to our pipeline and storage systems operating in one reportable segment.

The majority of our natural gas transportation and storage rates and general terms and conditions of service are established by, and subject to review and revision by, the Federal Energy Regulatory Commission (FERC). These rates are based upon certain assumptions to allow us the opportunity to recover the cost of providing these services and earn a reasonable return on equity. However, it is possible that we may not recover all of our costs or earn a return. We are authorized to charge market-based rates for the majority of our natural gas storage capacity pursuant to authority granted by FERC.

Our Pipeline and Storage Systems

We own and operate approximately 14,195 miles of interconnected natural gas pipelines directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern United States (U.S.) through numerous interconnections with unaffiliated pipelines. We also own and operate more than 255 miles of NGLs pipelines in Louisiana. In 2013, our pipeline systems transported approximately 2.4 trillion cubic feet (Tcf) of natural gas and approximately 7.5 MMbbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2013 was approximately 6.6 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 207.0 Bcf, and our NGLs storage facilities consist of eight salt-dome caverns located in Louisiana with an aggregate storage capacity of approximately 17.6 MMbbls. We also own two salt-dome caverns for use in providing brine supply services and to support the NGLs storage operations.

The principal sources of supply for our natural gas pipeline systems are regional supply hubs and market centers located in the Gulf Coast region, including offshore Louisiana, the Perryville, Louisiana area, the Henry Hub in Louisiana and the Carthage, Texas area. Our pipelines in the Carthage, Texas area provide access to natural gas supplies from the Bossier Sands, Barnett Shale, Haynesville Shale and other natural gas producing regions in eastern Texas and northern Louisiana.  The Henry Hub serves as the designated delivery point for natural gas futures contracts traded on the New York Mercantile Exchange. Our pipeline systems also have access to unconventional supplies such as the Woodford Shale in southeastern Oklahoma, the Fayetteville Shale in Arkansas, the Eagle Ford Shale in southern Texas and wellhead supplies in northern and southern Louisiana and Mississippi and, with the recent development of the Marcellus and Utica shales, we also receive gas in the Lebanon, Ohio area. We access the Gulf Coast petrochemical industry through our operations at our Choctaw Hub in the Mississippi River corridor area of Louisiana and the Sulphur Hub in the Lake Charles, Louisiana area.

The following is a summary of each of our principal operating subsidiaries:

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

Field Services: Field Services operates natural gas gathering, compression, treating and processing infrastructure primarily in south Texas.

Petal: Petal owns and operates eight high deliverability salt dome natural gas storage caverns in Forrest County, Mississippi, having approximately 46.0 Bcf of total storage capacity, of which approximately 29.0 Bcf is working gas capacity. Petal also operates approximately 100 miles of pipeline which connects its facilities with several major natural gas pipelines and owns undeveloped land which is suitable for up to five additional storage caverns.

Louisiana Midstream: Louisiana Midstream provides transportation and storage services for natural gas and NGLs, fractionation services for NGLs, and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana - the Choctaw Hub in the Mississippi River Corridor area and the Sulphur Hub in the Lake Charles area. These assets provide approximately 57.8 MMbbls of salt dome storage capacity, including approximately 11.0 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and approximately 270 miles of pipeline assets, including an extensive ethylene distribution system.

The following table provides information for our pipeline and storage systems as of December 31, 2013:

Pipeline and Storage Systems	Miles of Pipeline	Working Gas Storage Capacity	Peak-day Delivery Capacity	Average Daily Throughput
		(Bcf)	(Bcf/d)	(Bcf/d)
Gulf Crossing	360	—	1.7	1.2
Gulf South	7,200	83.0	6.9	2.5
Texas Gas	6,100	84.0	4.6	2.6
Field Services	420	—	—	0.1
Petal	100	29.0	—	0.2
Louisiana Midstream	270	11.0 (1)	—	—

(1)
Louisiana Midstream also has approximately 17.6 MMbbls of salt-dome NGLs storage capacity in addition to the working gas storage capacity. Louisiana Midstream has two salt-dome caverns for use in providing brine supply services.

Current Growth Projects and Investments

Southeast Market Expansion: Our Southeast Market Expansion project consists of constructing an interconnection between Gulf South and Petal, adding additional compression facilities to our system and constructing approximately 70 miles of 24-inch and 30-inch pipeline in southeastern Mississippi. The project will add approximately 0.5 Bcf per day of peak-day transmission capacity to our Gulf South system from multiple locations in Texas and Louisiana to Mississippi, Alabama and Florida and is fully contracted with a weighted-average contract life of approximately 10 years. The project, which was approved by the FERC, is expected to cost approximately $300.0 million and to be placed in service in the fourth quarter 2014.

Ohio to Louisiana Access Project: Our Ohio to Louisiana Access Project would provide long-term firm natural gas transportation from the Marcellus and Utica production areas to Louisiana. This project does not add additional capacity to our natural gas pipeline systems, but will reverse the traditional flow of natural gas from northbound to southbound on a portion of our Texas Gas system. The project is supported by firm transportation contracts for 0.6 Bcf of capacity per day with producers and end-users, with a weighted-average contract life of approximately 13 years. The project is expected to cost approximately $115.0 million and is expected to be placed into service in the first half 2016, subject to FERC approval.

Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG Terminal Projects: In 2013, we executed an agreement with the Williams Companies, Inc. (Williams) to develop the Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG Terminal Projects - projects that would transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the Lake Charles, Louisiana area, and the construction of related fractionation, storage and liquefied petroleum gas (LPG) terminal export facilities.

The proposed project would include constructing a new pipeline that would initially provide producers with 200,000 barrels per day of mixed NGLs take-away capacity in Ohio, West Virginia and Pennsylvania to an interconnect with our Texas Gas pipeline in Hardinsburg, Kentucky. Capacity could be increased to 400,000 barrels per day to meet market demand, primarily by adding additional liquids pumping capacity. From the interconnect with Texas Gas to Eunice, La., a portion of the Texas Gas pipeline (Texas Gas Loop Line) would be converted from natural gas service to NGLs service. The proposed project would also include constructing a new large-scale fractionation plant, expanding natural gas liquids storage facilities in Louisiana, constructing a new pipeline connecting these facilities to the converted Texas Gas Loop Line and constructing a new export LPG terminal and related facilities on the Gulf Coast to provide customers access to international markets.

To effectuate the Bluegrass Project: (i) we entered into separate joint venture arrangements with Boardwalk Pipelines Holding Corp. (BPHC) to form Boardwalk Bluegrass Pipeline, LLC (Boardwalk Bluegrass) and Boardwalk Moss Lake, LLC (Boardwalk Moss Lake); and (ii) Boardwalk Bluegrass and Boardwalk Moss Lake, together with affiliates of Williams, formed Bluegrass Pipeline Company LLC (Bluegrass Pipeline), Moss Lake Fractionation LLC (Moss Lake Fractionation) and Moss Lake LPG Terminal LLC (Moss Lake LPG) to continue to pursue and, if approved, develop, own and construct the pipeline, fractionation and LPG terminal export facilities. Boardwalk Bluegrass currently owns 50% of the equity interests in Bluegrass Pipeline, and Boardwalk Moss Lake currently owns 50% of the equity interests in Moss Lake Fractionation and Moss Lake LPG, with affiliates of Williams owning the other 50%.

We have contributed a total of $11.9 million to the capital of Boardwalk Bluegrass and Boardwalk Moss Lake. BPHC has contributed the balance of the capital of these entities and anticipates contributing the additional capital required to fund certain agreed upon pre-construction development costs until such time as BPHC has a 90% equity ownership interest in each entity. Additional capital required for Boardwalk Bluegrass and Boardwalk Moss Lake to continue to pursue the Bluegrass Project is subject to approval by us and BPHC.

Through our agreement, we and Williams are engaged in comprehensive project development activities including project design, cost estimating, economic and risk analysis, permitting, other legal and regulatory approvals and right-of-way acquisition. We and Williams are also continuing ongoing discussions with potential customers regarding commitments for pipeline, fractionation, storage and export services to support this project.

Approval and completion of this project is subject to, among other conditions, execution of customer contracts sufficient to support the project, acquisition of right-of-way along the pipeline route, and the parties' receipt of all necessary approvals, including board approvals and regulatory approvals, such as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approvals by the FERC, among others. Before the Texas Gas Loop Line can be converted to NGLs service, Texas Gas must receive abandonment authority from FERC. The abandonment application was filed with FERC in May 2013 and we estimate the abandonment process will take at least twelve months. In addition, each of the parties has the right, under certain circumstances, to withdraw from the project or from portions of the project, in which case the project may be terminated, only portions of the project may be completed, or the parties respective ownership interests in the project may change. We cannot give assurances that this project will be completed, in whole or in part. We and Williams are continuing to evaluate all aspects of the project, including the date we anticipate the project would be placed into service if it is completed.

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

Customers and Markets Served

We contract directly with producers of natural gas, and with end-use customers including LDCs, marketers, electric power generators, industrial users and interstate and intrastate pipelines who, in turn, provide transportation and storage services to end-users. Based on 2013 revenues, our customer mix was as follows: natural gas producers (52%), marketers (20%), LDCs (18%), power generators (7%) and industrial end users and others (3%). Based upon 2013 revenues, our deliveries were as follows: pipeline interconnects (60%), LDCs (18%), storage activities (12%), industrial end-users (5%), power generators (4%) and other (1%). One customer, Devon Gas Services, LP, accounted for approximately 11% of our 2013 operating revenues.

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

Industrial End Users. We provide approximately 195 industrial facilities with a combination of firm and interruptible natural gas and NGLs transportation and storage services. Our pipeline systems are directly connected to industrial facilities in the Baton Rouge to New Orleans industrial corridor; Lake Charles, Louisiana; Mobile, Alabama and Pensacola, Florida. We can also access the Houston Ship Channel through third-party natural gas pipelines.

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

Seasonality

Our revenues can be affected by weather, natural gas price levels, basis spreads and time period price spreads, and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short-term value of transportation and storage across our pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of our revenues. During 2013, approximately 53% of our revenues were recognized in the first and fourth quarters of the year.

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

U.S. Department of Transportation (DOT). We are regulated by DOT, through the Pipeline and Hazardous Materials Safety Administration (PHMSA), under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979 (NGPSA), and the Hazardous Liquids Pipeline Safety Act of 1979 (HLPSA). The NGPSA and HLPSA regulate safety requirements in the design, construction, operation and maintenance of interstate natural gas and NGLs pipeline facilities. We have received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow us to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (SMYS). Operating at higher than normal operating pressures will allow us to transport all of the volumes we have contracted for with our customers. PHMSA retains discretion whether to grant or maintain authority for us to operate our natural gas pipeline assets at higher pressures. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas along our pipelines and take additional measures to protect pipeline segments located in highly populated areas. The NGPSA and HLPSA were most recently amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act) in 2012, with the 2011 Act requiring increased maximum civil penalties for certain violations to $200,000 per violation per day, and an increased total cap of $2.0 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in more stringent safety controls or additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

Other. Our operations are also subject to extensive federal, state, and local laws and regulations relating to protection of the environment. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that our facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.The laws our operations are subject to include, for example:

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

•	the Resource Conservation and Recovery Act, and analogous state laws which impose requirements for the handling and discharge of solid and hazardous waste from our facilities; and

•
the Occupational Safety and Health Act (OSHA) and analogous state laws, which establish workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations and the issuance of orders enjoining performance of some or all of our operations. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities, which could diminish our ability to make distributions to our unitholders.

Effects of Compliance with Environmental Regulations

Note 5 in Item 8 of this Report contains information regarding environmental compliance.

Employee Relations

At December 31, 2013, we had approximately 1,200 employees, approximately 110 of whom are included in collective bargaining units. A satisfactory relationship exists between management and labor. We maintain various defined contribution plans covering substantially all of our employees and various other plans which provide regular active employees with group life, hospital, and medical benefits, as well as disability benefits. We also have a non-contributory, defined benefit pension plan and a postretirement medical plan which covers Texas Gas employees hired prior to certain dates. Note 12 in Item 8 of this Report contains further information regarding our employee benefits.

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

The amount of cash we have available to distribute to our unitholders principally depends upon the amount of cash we generate from our operations and financing activities and the amount of cash we require, or determine to use, for other purposes, all of which fluctuate from quarter to quarter based on a number of factors, many of which are beyond our control. Some of the factors that influence the amount of cash we have available for distribution in any quarter include:

•
fluctuations in cash generated by our operations, including, as a result of the seasonality of our business, customer payment issues, general business conditions and market conditions, which impact, for example, contract renewals, basis spreads, time period price spreads, market rates and supply and demand for natural gas and our services;

•	the level of capital expenditures we make or anticipate making, including for expansion and growth projects;

•	the amount of cash necessary to meet current or anticipated debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and/or access capital markets on acceptable terms to fund operations or capital expenditures, including acquisitions, and restrictions contained in our debt agreements; and

•	the cost and form of payment for pending or anticipated acquisitions and growth or expansion projects and the timing and commercial success of any such initiatives.
There is no guarantee that unitholders will receive quarterly distributions from us. Our distributions are determined each quarter by the board of directors of our general partner based on the board’s consideration of our financial position, earnings, cash flow, current and future business needs and other relevant factors at that time. In February 2014, we declared a quarterly distribution of $0.10 per unit, which was less than the quarterly distributions of $0.5325 per unit that we declared and paid in recent prior periods. We may reduce or eliminate distributions at any time we determine that our cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs.

We may not be able to replace expiring gas transportation and storage contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to narrower basis differentials which adversely affect the value of our transportation services and narrowing of price spreads between time periods and reduced volatility which adversely affect our storage services.

New sources of natural gas continue to be identified and developed in the U.S., including the Marcellus and Utica shale plays which are closer to the traditional high value markets we serve than the supply basins connected to our facilities. As a result, pipeline infrastructure has been, and continues to be, developed to move gas and NGLs from these supply basins to market areas, resulting in changes in pricing dynamics between supply basins, pooling points and market areas. Additionally, these new supplies of natural gas have reduced production or slowed production growth from supply areas connected to our pipelines and have caused some of the gas production that is supplied to our system to be diverted to other market areas. These factors have adversely affected, and are expected to continue to adversely affect, the value of our transportation and storage services and have lowered the volumes we have transported on our pipelines, as further discussed below.

Transportation Services:

A key market driver that influences the rates and terms of our transportation contracts is the current and anticipated basis differentials - generally meaning the difference in the price of natural gas at receipt and delivery points on our natural gas pipelines - which influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, the proximity of supply areas to end use markets, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by our pipeline systems. As a result of the new sources of supply and related pipeline infrastructure discussed above, basis differentials on our pipeline systems have narrowed significantly in recent years, reducing the transportation rates and other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our firm transportation services. The narrowing of basis differentials has also adversely affected the rates we are able to charge for our interruptible and short-term firm transportation services.

Each year, a portion of our firm natural gas transportation contracts expire and need to be renewed or replaced. For the reasons discussed above and elsewhere in this Report, in recent periods we have renewed many expiring contracts at lower rates and for shorter terms than in the past, which has materially adversely impacted our transportation revenues. We expect this trend to continue and therefore may not be able to sell our available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, which would continue to adversely affect our business.

In 2008 and 2009, we placed into service a number of large new pipelines and expansions of our system, including our East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline, and Fayetteville and Greenville Laterals. These projects were supported by firm transportation agreements with anchor shippers, typically having a term of ten years and pricing and other terms negotiated based on then current market conditions, which included wider basis spreads and, correspondingly, higher transportation rates than those prevailing in the current market. As a result, in 2018 and 2019, we will have significantly more contract expirations than other years. We cannot predict what market conditions will prevail at the time such contracts expire and what pricing and other terms may be available in the marketplace for renewal or replacement of such contracts. If we are unable to renew or replace these and other expiring contracts when they expire, or if the terms of any such renewal or replacement contracts are not as favorable as the expiring agreements, our revenues and cash flows could be materially adversely affected.

Storage and PAL Services:

We own and operate substantial natural gas storage facilities. The market for the storage and PAL services that we offer is also impacted by the factors discussed above, as well as natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Recently, the market conditions described above have caused time period price spreads to narrow considerably and price volatility of natural gas to decline significantly, reducing the rates we can charge for our storage and PAL services and adversely impacting the value of these services. These market conditions, together with regulatory changes in the financial services industry, have also caused a number of gas marketers, which have traditionally been large consumers of our storage and PAL services, to exit the market, further impacting the market for those services.

We expect the conditions described above to continue in 2014 and cannot give assurances they will not continue beyond 2014. These market factors and conditions adversely impact our revenues, earnings before interest, taxes, depreciation and amortization (EBITDA) and distributable cash flow and could impact us on a long-term basis.

We may not be successful in executing our strategy to grow and diversify our business.

We rely primarily on the revenues generated from our long-haul natural gas transportation and storage services. As a result, negative developments in these services have significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets. We are pursuing a strategy of growing and diversifying our business through acquisition and development of assets in complementary areas of the midstream energy sector, such as liquids transportation and storage assets, among others. We may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable.

In pursuing our growth and diversification strategy, we have been pursuing development (together with a joint venture partner) of a large capital project, which we call our Bluegrass Project, consisting of a pipeline that would deliver NGLs from the Marcellus and Utica shale production areas of Pennsylvania, Ohio and West Virginia to end use markets in the Gulf Coast area, and constructing new fractionation, liquids storage and export facilities located in the Gulf Coast region. We continue to have ongoing discussions with potential customers regarding commitments that would support constructing this project and have not made any external commitments to proceed with the project. We may incur substantial costs in developing this or other projects or otherwise pursuing growth and diversification opportunities; however, we can give no assurance that any such project will be completed, in whole or in part, or, if completed, that any such project or acquisition will be on attractive terms or generate a positive return for us.

Changes in the prices of natural gas and NGLs impacts supply of and demand for those commodities, which impact our business.

The prices of natural gas and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors, including:

•	worldwide economic conditions;

•	weather conditions, seasonal trends and hurricane disruptions;

•	the relationship between the available supplies and the demand for natural gas and NGLs;

•	new supply sources;

•	the availability of adequate transportation capacity;

•	storage inventory levels;

•	the price and availability of oil and other forms of energy;

•	the effect of energy conservation measures;

•	the nature and extent of, and changes in, governmental regulation, new regulations adopted by the Environmental Protection Agency (EPA), for example, greenhouse gas legislation and taxation; and

•	the anticipated future prices of natural gas, oil and other commodities.

It is difficult to predict future changes in natural gas and NGLs prices. However, the economic environment that has existed over the last several years generally indicates a bias toward continued downward pressure on natural gas prices. Sustained low natural gas prices could negatively impact producers, including those directly connected to our pipelines that have contracted for capacity with us which could adversely impact our revenues, EBITDA and distributable cash flow.

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

Our revolving credit facility contains operating and financial covenants that may restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our credit agreement limits our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. The agreement also requires us to maintain a ratio of consolidated debt to consolidated EBITDA (as defined in the agreement) of no more than five to one, which limits the amount of additional indebtedness we can incur, including to grow our business, and could require us to prepay indebtedness if our EBITDA decreases to a level that would cause us to breach this covenant. Future financing agreements we may enter into may contain similar or more restrictive covenants or may not be as favorable as those under our existing indebtedness.

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions or our financial performance deteriorate further, our ability to comply with these covenants may be impaired. If we are not able to incur additional indebtedness we may need to sell additional equity securities to raise needed capital, which would be dilutive to our existing equity holders, or to seek other sources of funding that may be on terms that materially adversely affect our financial condition or our ability to pay future distributions. If we default under our credit agreement or another financing agreement, significant additional restrictions may become applicable, including a restriction on our ability to make distributions to unitholders. In addition, a default could result in a significant portion of our indebtedness becoming immediately due and payable, and our lenders could terminate their commitment to make further loans to us. In such event, we would not have, and may not be able to obtain, sufficient funds to make these accelerated payments.

A significant portion of our debt will mature over the next five years and will need to be paid or refinanced.

A significant portion of our debt is set to mature in the next five years, including our revolving credit facility. We may not be able to refinance our maturing debt upon commercially reasonable terms, or at all, depending on numerous factors, including our financial condition and prospects at the time and the then current state of the bank and capital markets in the U.S. Further, our liquidity may be adversely affected if we are unable to replace our revolving credit facility upon acceptable terms when it matures.

In addition, most of our debt is rated by independent credit rating agencies. Our borrowing costs can be affected by ratings assigned by the rating agencies. In February 2014, two of the major rating agencies that rate our indebtedness lowered our credit ratings, citing the challenges to our business discussed above. These ratings decreases, and any further decrease in our credit ratings, could increase our cost of borrowing and make it more difficult to refinance our debt.

Limited access to the debt and equity markets could adversely affect our business.
Changes in the debt and equity markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Instability in the financial markets may increase our cost of capital while reducing the availability of funds. This may affect our ability to raise capital and reduce the amount of cash available to fund our operations or growth projects. Reduced access to the debt and equity markets could limit our ability to grow our business through acquisitions and growth projects. If the debt and equity markets were not available, it is not certain if other adequate financing options would be available to us on terms and conditions that are acceptable.
    We have historically relied on our cash flow from operations, borrowings under our revolving credit facility and proceeds from debt and equity offerings to execute our growth strategy and to meet our financial commitments and other short-term liquidity needs. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms. Any disruption could require us to take additional measures to conserve cash until the markets stabilize or until we can arrange alternative credit arrangements or other funding for our business needs. Such measures could include reducing or delaying business activities, reducing our operations to lower expenses, and reducing other discretionary uses of cash. We may be unable to execute our growth strategy or take advantage of business opportunities, any of which could negatively impact our business.
Changes in the pipeline safety laws and regulations requiring substantial changes to existing integrity management programs or safety technologies could subject us to increased capital and operating costs and require us to use more comprehensive and stringent safety controls.

Our pipelines are subject to regulation by PHMSA of the DOT under the NGPSA with respect to natural gas and the HLPSA with respect to NGLs, both as amended. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGLs pipeline facilities. These amendments have resulted in the adoption of rules through PHMSA, that require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in high consequence areas, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. These regulations have resulted in an overall increase in our maintenance costs. Due to recent highly publicized incidents on certain pipelines in the U.S., it is possible that PHMSA may develop more stringent regulations. We could incur significant additional costs if new or more stringent pipeline safety requirements are implemented.

The 2011 Act was enacted and signed into law in early 2012. Under the 2011 Act, maximum civil penalties for certain violations have been increased to $200,000 per violation per day, and from a total cap of $1.0 million to $2.0 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in additional natural gas and hazardous liquids pipeline safety rulemaking in 2014 or soon thereafter. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

Further, we have entered into firm transportation contracts with shippers which utilize the design capacity of certain of our pipeline assets, assuming that we operate those pipeline assets at higher than normal operating pressures (up to 0.80 of the pipeline's SMYS). We have authority from PHMSA to operate those pipeline assets at such higher pressures, however PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, we may not be able to transport all of our contracted quantities of natural gas on our pipeline assets and could incur significant additional costs to re-obtain such authority or to develop alternate ways to meet our contractual obligations.

Our natural gas transportation and storage operations are subject to extensive regulation by FERC, including rules and regulations related to the rates we can charge for our services and our ability to construct or abandon facilities. FERC's rate-making policies could limit our ability to recover the full cost of operating our pipelines, including earning a reasonable return.

Our natural gas transportation and storage operations are subject to extensive regulation by FERC, including the types and terms of services we may offer to our customers, construction of new facilities, creation, modification or abandonment of services or facilities, recordkeeping and relationships with affiliated companies. FERC action in any of these areas could adversely affect our ability to compete for business, construct new facilities, offer new services or recover the full cost of operating our pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to FERC's regulations. FERC can also deny us the right to remove certain facilities from service.

FERC also regulates the rates we can charge for our natural gas transportation and storage operations. For our cost-based services, FERC establishes both the maximum and minimum rates we can charge. The basic elements that FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. We may not be able to recover all of our costs, including certain costs associated with pipeline integrity, through existing or future rates.

FERC can challenge the existing rates on any of our pipelines. Such a challenge against us could adversely affect our ability to charge rates that would cover future increases in our costs or even to continue to collect rates to maintain our current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

If any of our pipelines under FERC jurisdiction were to file a rate case, or if they have to defend their rates in a proceeding commenced by FERC, we would be required, among other things, to establish that the inclusion of an income tax allowance in our cost of service is just and reasonable. Under current FERC policy, since we are a limited partnership and do not pay U.S. federal income taxes, this would require us to show that our unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing, our general partner may elect to require owners of our units to re-certify their status as being subject to U.S. federal income taxation on the income generated by us or we may attempt to provide other evidence. We can provide no assurance that the evidence we might provide to FERC will be sufficient to establish that our unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by our jurisdictional pipelines. If we are unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by our pipelines, which could result in a reduction of such maximum rates from current levels.

Investments that we make, whether through acquisitions, growth projects or joint ventures, that appear to be accretive may nevertheless reduce our distributable cash flows.

Our future growth depends on our ability to grow and diversify our business by among other things, investing in assets through acquisitions or joint ventures and organic growth projects. Our ability to grow, diversify and increase distributable cash flows will depend, in part, on our ability to close and execute on accretive acquisitions and projects. Any such transaction involves potential risks that may include, among other things:

•	the diversion of management's and employees' attention from other business concerns;

•	inaccurate assumptions about volume, revenues and project costs, including potential synergies;

•	a decrease in our liquidity as a result of our using available cash or borrowing capacity to finance the acquisition or project;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition or project;

•	inaccurate assumptions about the overall costs of equity or debt;

•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets or the developed assets;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	changes in regulatory requirements or delays of regulatory approvals.
Additionally, acquisitions contain the following risks:

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of unknown liabilities for which we are not indemnified, for which our indemnity is inadequate or for which our insurance policies may exclude from coverage;

•	limitations on rights to indemnity from the seller; and

•	customer or key employee losses of an acquired business.
There is no certainty that we will be able to complete these acquisitions or projects on schedule, on budget or at all.

Our business requires the retention and recruitment of a skilled workforce and the loss of such workforce could result in the failure to implement our business plans.

Our operations and management require the retention and recruitment of a skilled workforce including engineers, technical personnel and other professionals. We compete with other companies for this skilled workforce. In addition, many of our current employees are approaching retirement age and have significant institutional knowledge that must be transferred to other employees. If we are unable to (a) retain our current employees, (b) successfully complete the knowledge transfer and/or (c) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased costs to retain and recruit these professionals.

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

We rely on a limited number of customers for a significant portion of revenues. Our largest customer in terms of revenue, Devon Gas Services, LP, represented over 11% of our 2013 revenues. Our top ten customers comprised approximately 46% of our revenues in 2013. We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms which could materially reduce our contracted transportation volumes and the rates we can charge for our services.

Failure to comply with existing or new environmental laws or regulations or an accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to extensive federal, regional, state and local laws and regulations relating to protection of the environment. These laws include, for example, the Clean Air Act (CAA), the Clean Water Act, CERCLA, the Resource Conservation and Recovery Act, Occupational Safety and Health Administration and analogous state laws. These laws and regulations may restrict or impact our business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which we dispose of wastes, requiring remedial action to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements, and imposing substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating and capital costs and reduced demand for our pipeline and storage services.

The U.S. Congress and the EPA as well as some states and regional groupings of states have in recent years considered legislation or regulations to reduce emissions of greenhouse gases (GHG). These efforts have included cap-and-trade programs, carbon taxes and GHG reporting and tracking programs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. In addition, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations.

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

BPHC, a wholly-owned subsidiary of Loews, owns approximately 53% of our equity interests, excluding the IDRs, and owns and controls our general partner, which controls us. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to BPHC. Furthermore, certain directors and officers of our general partner are also directors or officers of affiliates of our general partner. Conflicts of interest may arise between BPHC and its subsidiaries, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These potential conflicts include, among others, the following situations:

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, or if we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to a material amount of entity-level taxation for federal, state or local income tax purposes, the target distribution amounts will be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by legislative, judicial or administrative changes and differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the costs of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner, because the costs will reduce our cash available for distribution to our unitholders.

Our unitholders will be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us.

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to such unitholders' share of our taxable income or even equal to the actual tax liability that results from such unitholders' share of our taxable income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder's allocable share of our net taxable income result in a decrease to such unitholder's tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to the unitholder if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing a gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as "IRAs") and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective tax rate applicable to non-U.S. persons, and each non-U.S. person will be required to file federal tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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
When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year, and may result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the two tax years within the fiscal year in which the termination occurs.

Our unitholders may be subject to state and local taxes and return filing requirements as a result of investing in our common units.

     In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in thirteen states. We may own property or conduct business in other states or foreign countries in the future. It is our unitholders' responsibility to file all federal, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We are headquartered in approximately 108,000 square feet of leased office space located in Houston, Texas. We also have approximately 60,000 square feet of leased office space in Owensboro, Kentucky. Our operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our Pipeline and Storage Systems, in Item 1 of this Report contains additional information regarding our material property, including our pipelines and storage facilities.

Item 3.  Legal Proceedings

Refer to Note 5 in Item 8 of this report for a discussion of our legal proceedings.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of December 31, 2013, we had outstanding 243.3 million common units, a 2% general partner interest and IDRs. The common units represent all of our limited partner interests and 98% of our total ownership interests, in each case excluding our IDRs. As discussed below under Our Cash Distribution Policy—Incentive Distribution Rights, the IDRs represent the right for the holder to receive varying percentages of quarterly distributions of available cash from operating surplus in excess of certain specified target quarterly distribution levels. As such, the IDRs cannot be expressed as a constant percentage of our total ownership interests.

BPHC, a wholly-owned subsidiary of Loews, owns 125.6 million of our common units and, through Boardwalk GP, LP, an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the IDRs. As of February 24, 2014, the common units and general partner interest held by BPHC represent approximately 53% of our equity interests, excluding IDRs. The additional interest represented by the IDRs is not included in such ownership percentage because, as noted above, the IDRs cannot be expressed as a constant percentage of our ownership.

Market Information

As of February 20, 2014, we had 243.3 million common units outstanding held by approximately 76 holders of record. Our common units are traded on the NYSE under the symbol “BWP.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the NYSE Composite Transactions Tape, and information regarding our quarterly distributions. The closing sales price of our common units on the NYSE on February 20, 2014, was $13.00 per unit.

	Sales Price Range per Common Unit		Cash Distributions per Common Unit (1) (2)
	High	Low
Year ended December 31, 2013:
Fourth quarter	$31.91	$24.07	$0.1000
Third quarter	33.00	29.06	0.5325
Second quarter	31.74	28.02	0.5325
First quarter	29.33	25.32	0.5325
Year ended December 31, 2012:
Fourth quarter	$28.04	$23.55	$0.5325
Third quarter	29.16	26.40	0.5325
Second quarter	28.10	25.15	0.5325
First quarter	29.43	26.09	0.5325

(1)	Represents cash distributions attributable to the quarter and declared and paid to limited partner unitholders within 60 days after quarter end.

(2)
We also paid cash distributions to our general partner with respect to its 2% general partner interest and, with respect to that portion of the distribution in excess of $0.4025 per unit, its IDRs described below. Our class B units converted into common units on a one-for-one basis on October 9, 2013, pursuant to the terms of our partnership agreement. Prior to the conversion, the class B unitholder participated in distributions on a pari passu basis with our common units up to $0.30 per quarter. The class B units did not participate in quarterly distributions above $0.30 per unit.

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

Incentive Distribution Rights

IDRs represent a limited partner ownership interest and include the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the target distribution levels have been achieved, as defined in our partnership agreement. Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. In 2013, 2012 and 2011, we paid $34.6 million, $30.1 million and $22.3 million in distributions on behalf of our IDRs. Note 13 in Item 8 of this Report contains more information regarding our distributions.

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

(1)
Our class B units converted into common units on a one-for-one basis on October 9, 2013, pursuant to the terms of our partnership agreement. Prior to the conversion, distributions to our limited partner unitholders included distributions on behalf of our class B units. The class B units shared in quarterly distributions of available cash from operating surplus on a pari passu basis with our common units, until each common unit and class B unit received a quarterly distribution of $0.30. The class B units did not participate in quarterly distributions above $0.30 per unit.

Equity Compensation Plans

For information about our equity compensation plans, see Note 12 in Item 8 of this Report.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following table presents our selected historical financial and operating data. As used herein, Adjusted EBITDA means earnings before interest, income taxes, depreciation and amortization. Adjusted EBITDA and distributable cash flow are not calculated or presented in accordance with accounting principles generally accepted in the U.S. (GAAP). We explain these measures below and reconcile them to the most directly comparable financial measures calculated and presented in accordance with GAAP in (2) Non-GAAP Financial Measures. The financial data below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Report (in millions, except Net income per common unit, Net income per class B unit, Distributions per common unit and Distributions per class B unit):

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total operating revenues	$1,205.6	$1,185.0	$1,142.9	$1,116.8	$909.2
Net income attributable to controlling interest	253.7	306.0	217.0	289.4	162.7
Total assets	7,914.5	7,862.5	7,266.4	6,878.0	6,895.8
Long-term debt	3,424.4	3,539.2	3,398.7	3,252.3	3,100.0
Net income per common unit - basic	1.00	1.37	1.09	1.47	0.88
Net income per class B unit - basic (1)	0.05	0.36	0.14	0.62	0.08
Net income per common unit - diluted	0.96	1.37	1.09	1.47	0.88
Net income per class B unit - diluted (1)	0.48	0.36	0.14	0.62	0.08
Distributions per common unit	2.13	2.1275	2.095	2.030	1.950
Distributions per class B unit (1)	0.90	1.20	1.20	1.20	1.20
Adjusted EBITDA (2)	688.7	726.5	617.4	658.2	498.0
Distributable cash flow (2)	558.6	497.4	407.9	467.5	322.5

(1)	On October 9, 2013, the class B units converted to common units on a one-for-one basis pursuant to the terms of our partnership agreement.

(2)	Non-GAAP Financial Measures.

We use non-GAAP measures to evaluate our business and performance, including Adjusted EBITDA and distributable cash flow. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess:

•	our financial performance without regard to financing methods, capital structure or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•
our operating performance and return on invested capital as compared to those of other companies in the midstream portion of the natural gas and NGLs industry, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects.
Distributable cash flow is used as a supplemental measure by management and by external users of our financial statements, as defined above, to assess our ability to make cash distributions to our unitholders and our general partner.

Adjusted EBITDA and distributable cash flow should not be considered alternatives to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP, or as indicators of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA and distributable cash flow are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets. We have included information concerning Adjusted EBITDA because Adjusted EBITDA provides additional information as to our ability to meet our fixed charges and is presented solely as a supplemental measure. Likewise, we have included information concerning distributable cash flow as a supplemental financial measure we use to assess our ability to make distributions to our unitholders and general partner. However, viewing Adjusted EBITDA and distributable cash flow as indicators of our ability to make cash distributions on our common units should be done with caution, as we might be required to conserve funds or to allocate funds to business or legal purposes other than making distributions. Adjusted EBITDA and distributable cash flow are not necessarily comparable to similarly titled measures of another company.

The following table presents a reconciliation of Adjusted EBITDA and distributable cash flow to net income, the most directly comparable GAAP financial measure for each of the periods presented below (in millions):

	For the Year Ended December 31,
	2013	2012 (5)	2011 (5)	2010	2009
Net income attributable to controlling interest	$253.7	$306.0	$217.0	$289.4	$162.7
Income taxes	0.5	0.5	0.4	0.5	0.3
Depreciation and amortization	271.6	252.3	227.3	217.9	203.1
Interest expense	163.4	168.4	159.9	151.0	132.1
Interest income	(0.5)	(0.7)	(0.4)	(0.6)	(0.2)
Loss on debt extinguishment	—	—	13.2	—	—
Adjusted EBITDA	$688.7	$726.5	$617.4	$658.2	$498.0
Less:
Cash paid for interest net of capitalized interest (1)	151.0	169.8	172.7	146.3	124.4
Maintenance capital expenditures (2)	69.7	79.8	94.6	63.0	58.9
Add:
Proceeds from insurance recoveries and settlements (3)	—	9.2	5.0	—	—
Proceeds from sale of operating assets	60.7	5.9	31.5	30.9	—
Net (gain) loss on sale of operating assets	(29.5)	(3.3)	(8.6)	(17.7)	8.2
Asset impairment	4.1	9.1	30.5	5.8	—
Goodwill impairment	51.5	—	—	—	—
Other (4)	3.8	(0.4)	(0.6)	(0.4)	(0.4)
Distributable Cash Flow	$558.6	$497.4	$407.9	$467.5	$322.5

(1)
The year ended December 31, 2012, included $9.6 million of payments related to the settlements of interest rate derivatives and the year ended December 31, 2011, included $21.0 million of premiums paid for the early extinguishment of debt.

(2)	The year ended December 31, 2011, included $14.3 million of maintenance capital expenditures related to repairs associated with a fire at our Carthage compressor station.

(3)	The years ended December 31, 2012 and 2011 represent insurance recoveries associated with the Carthage compressor fire and a legal settlement. All years exclude proceeds recognized in earnings.

(4)
Includes non-cash items such as the equity component of allowance for funds used during construction. The year ended December 31, 2013, includes ethylene inventory that was acquired through the acquisition of Louisiana Midstream and subsequently sold.

(5)
Certain amounts were reclassified within Total operating costs and expenses in the Consolidated Statements of Income for the 2012 and 2011 periods. Note 1 in Item 8 of this Report contains more information regarding the reclassification.

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

Our pipeline systems contain approximately 14,195 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. We also own approximately 255 miles of NGLs pipelines serving customers in Louisiana. In 2013, our pipeline systems transported approximately 2.4 Tcf of natural gas and approximately 7.5 MMbbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2013 was approximately 6.6 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 207.0 Bcf and our NGLs storage facilities located in Louisiana consist of eight salt dome caverns with a storage capacity of 17.6 MMbbls. We also have two salt-dome caverns for use in providing brine supply services and to support NGLs cavern operations. We conduct all of our business through our operating subsidiaries as one reportable segment.

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

Recent Developments

Market Conditions and Contract Renewals

We provide natural gas transportation services to customers that are directly connected to our pipeline system and, through interconnects with third-party pipelines to customers that are not directly connected to our system. Transportation rates that we can charge customers we serve through interconnects with third-party pipelines are heavily influenced by current and anticipated basis differentials. Basis differentials, generally the difference in the price of natural gas at receipt and delivery points across our natural gas pipeline system, influence how much customers are willing to pay to transport gas between those points. Basis differentials can be affected by, among other things, the availability and supply of natural gas, the proximity of supply areas to end use markets, competition from other pipelines, including pipelines under development, available transportation and storage capacity, storage inventories, regulatory developments, weather and general market demand in markets served by our pipeline systems. New sources of natural gas continue to be identified and developed in the U.S., including the Marcellus and the Utica shale plays which are closer to the traditional high value markets we serve, than the supply basins connected to our facilities. As a result, pipeline infrastructure has been and continues to be developed to move natural gas and NGLs from these supply basins to market areas, resulting in changes in pricing dynamics between supply basins, pooling points and market areas. Additionally, these new supplies of natural gas have reduced production or slowed production growth from supply areas connected to our pipelines and have caused some of the gas production that is supplied to our system to be diverted to other market areas. As a result of the new sources of supply and related pipeline infrastructure discussed above, basis differentials on our pipeline systems have narrowed significantly in recent years, reducing the transportation rates and other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our interruptible and firm transportation services.

     A substantial portion of our transportation capacity is contracted for under firm transportation agreements. Each year a portion of our firm transportation agreements expire and needs to be renewed or replaced. Due to the factors noted above, in recent periods we have renewed many expiring contracts at lower rates and for shorter terms than in the past, which has materially adversely impacted our firm and interruptible transportation revenues. In light of the market conditions discussed above, natural gas transportation contracts we have renewed or entered into in 2013 and in recent years have been at lower rates, and any remaining available capacity generally has been marketed and sold at lower rates under short-term firm or interruptible contracts, or in some cases not sold at all. As a result, capacity reservation charges under firm transportation agreements for the year ended December 31, 2013, were lower by $45.4 million than they were for the comparable 2012 period. We expect this trend to continue and therefore may not be able to sell our available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, all of which would continue to adversely impact our transportation revenues, EBITDA and distributable cash flows and could impact us on a long-term basis.

 More recently, we have seen the value of our storage and PAL services adversely impacted by the factors discussed above, which have contributed to a narrowing of natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the price volatility of natural gas to decline significantly, reducing the rates we can charge for our storage and PAL services. Based on the current forward pricing curve, which is backwardated, time period price spreads for 2013 have significantly deteriorated from the 2012 levels and we expect such conditions to persist. In recent months, we have seen the deterioration of storage spreads accelerate and that trend is expected to continue into 2014. These market conditions, together with regulatory changes in the financial services industry, have also caused a number of gas marketers, which have traditionally been large consumers of our storage and PAL services, to exit the market, further negatively impacting the market for those services. A reduced need for storage as supply increases, narrowing time period price spreads and fewer market participants has caused, and could continue to cause demand for our storage and PAL services to decline on a long-term basis.

In February 2014, we declared a quarterly distribution of $0.10 per unit, which was less than the quarterly distributions of $0.5325 per unit that we declared and paid in recent prior periods, which reflects the market conditions described above and the resulting cumulative impact on our business from the decline in transportation and storage revenues. We intend to use the increase in cash not distributed to unitholders to fund growth and/or to repay indebtedness. BPHC has also offered us up to $300.0 million of subordinated loans to fund growth, if it is needed. We intend to use those sources of capital to fund our growth and reduce our leverage (including our Debt-to-EBITDA ratio) in lieu of issuing additional limited partnership units which would be dilutive to our unitholders. We cannot give assurances that we will complete future growth projects or acquisitions or, if completed, that they will be accretive to our earnings and cash flow, that we will be successful in reducing our leverage, or that we will not issue and sell additional limited partnership units to fund our growth or for other partnership purposes.

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from our natural gas transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in our ongoing maintenance costs, including maintenance capital and maintenance expense. Due to recent widely-known incidents that have occurred on certain pipelines in the U.S., it is possible that PHMSA may develop more stringent regulations. We could incur significant additional costs if new or more stringently interpreted pipeline safety requirements are implemented.

Results of Operations

2013 Compared with 2012

Our net income attributable to controlling interests for the year ended December 31, 2013, decreased $52.3 million, or 17%, to $253.7 million compared to $306.0 million for the year ended December 31, 2012. The decrease in net income was primarily a result of the effects of unfavorable market conditions on our transportation and storage revenues and a goodwill impairment charge. See Critical Accounting Estimates and Policies for more information regarding the goodwill impairment charge.

Operating revenues for the year ended December 31, 2013, increased $20.6 million, or 2%, to $1,205.6 million, compared to $1,185.0 million for the year ended December 31, 2012. The increase was primarily due to $62.6 million of revenues from Louisiana Midstream, which was acquired on October 1, 2012, and increased revenues from fuel of $9.2 million resulting mainly from higher natural gas prices. The increase in revenues was partially offset by the market conditions discussed above, resulting in lower transportation revenues, excluding fuel, of $52.6 million and $3.6 million of reduced storage and PAL revenues.

Operating costs and expenses for the year ended December 31, 2013, increased $79.9 million, or 11%, to $791.1 million, compared to $711.2 million for the year ended December 31, 2012. The increase in operating expenses was driven by a $51.5 million goodwill impairment charge, the acquisition of Louisiana Midstream, which incurred $37.6 million of operating expenses, an increase of depreciation and property taxes of $8.9 million due to an increase in our asset base, and increased fuel costs of $6.0 million due to higher natural gas prices. These expenses were partially offset by a $29.9 million gain from the sale of storage gas.

Total other deductions for the year ended December 31, 2013, decreased by $3.5 million, or 2%, to $163.8 million compared to $167.3 million for the 2012 period, driven by lower interest expense due to lower average outstanding debt levels and lower interest rates.

2012 Compared with 2011

Our net income for the year ended December 31, 2012, increased $89.0 million, or 41%, to $306.0 million compared to $217.0 million for the year ended December 31, 2011. The increase in net income was primarily the result of the acquisitions of Petal, which occurred on December 1, 2011, and Louisiana Midstream, items which negatively impacted the 2011 period, and other items noted below.

Operating revenues for the year ended December 31, 2012, increased $42.1 million, or 4%, to $1,185.0 million, compared to $1,142.9 million for the year ended December 31, 2011. The increase was due to $62.5 million of revenues from Petal and Louisiana Midstream and higher PAL and storage revenues of $13.6 million, resulting from improved market conditions. The increase in revenues was partially offset by a decrease in retained fuel of $33.9 million primarily due to lower natural gas prices.

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

Total other deductions for the year ended December 31, 2012, decreased by $4.5 million, or 3%, to $167.3 million compared to $171.8 million for the year ended December 31, 2011 driven by a $13.2 million loss on the early extinguishment of debt recognized in the 2011 period, partially offset by higher interest expense of $8.5 million resulting from increased debt levels in 2012 and interest rate derivatives.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines. Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties. BPHC has also offered us up to $300.0 million of subordinated loans to fund growth. We intend to use those sources of liquidity in an effort to fund our growth and reduce our leverage.

Capital Expenditures

Maintenance capital expenditures for the years ended December 31, 2013, 2012 and 2011 were $69.7 million $79.8 million and $94.6 million. Growth capital expenditures were $225.1 million, $147.1 million and $47.3 million for the years ended December 31, 2013, 2012 and 2011. We expect our total capital expenditures to be approximately $420.0 million in 2014, including approximately $90.0 million for maintenance capital.

Our more significant growth projects for 2014 consist of:

Southeast Market Expansion: We expect to spend approximately $300.0 million to construct an interconnection between our Gulf South and Petal subsidiaries, add additional compression facilities to our system and construct approximately 70 miles of 24-inch and 30-inch pipeline in southeastern Mississippi. To date, we have spent $53.8 million on this project and expect to spend an additional $248.9 million in 2014.

Ohio to Louisiana Access Project: We expect to spend approximately $115.0 million to allow us to reverse the traditional flow of a portion of our Texas Gas pipeline from northbound to southbound in order to provide long-term firm natural gas transportation from the Marcellus and Utica production areas to delivery markets in Louisiana. We expect to spend approximately $22.8 million in 2014 related to this project.

Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG Terminal Projects: We have contributed a total of $11.9 million to the capital of Boardwalk Bluegrass and Boardwalk Moss Lake. BPHC has contributed the balance of the capital of these entities and anticipates contributing the additional capital required to fund certain agreed upon pre-construction development costs until such time as BPHC has a 90% equity ownership interest in each entity. Additional capital required for Boardwalk Bluegrass and Boardwalk Moss Lake to continue to pursue the Bluegrass Project is subject to approval by us and BPHC. We do not expect to spend significant amounts of capital on these projects until approvals have been received and the parties have determined to proceed with construction of the Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG projects.

Refer to Item 1 for further discussion of these projects.

Equity and Debt Financing

We anticipate that our existing capital resources, including our revolving credit facility and future cash flows will be adequate to fund our operations, including our maintenance capital expenditures in 2014. To help fund growth in 2014, a subsidiary of Loews has offered to provide us with up to $300.0 million in subordinated debt if it is required. Although we anticipate that our existing capital resources including the subordinated loan will be adequate to fund our current growth projects, we may seek to access the capital markets to fund some or all capital expenditures for future growth projects or acquisitions, or to repay or refinance all or a portion of our indebtedness, a significant amount of which matures in the next five years. Our ability to access the capital markets for equity and debt financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

In May 2013, we completed a public offering of 12.7 million of our common units at a price of $30.12 per unit. We received net cash proceeds of approximately $376.5 million after deducting underwriting discounts and offering expenses of $12.3 million and including a $7.8 million contribution received from our general partner to maintain its 2% general partner interest. The net proceeds were used to repay borrowings under our revolving credit facility.

On October 9, 2013, all of the 22.9 million class B units were converted into common units on a one-for-one basis, pursuant to the terms of the partnership agreement. After the conversion, we had 243.3 million outstanding common units.

Revolving Credit Facility

As of December 31, 2013, we had $175.0 million of borrowings outstanding under our revolving credit facility with a weighted-average interest rate of 1.29% and no letters of credit issued thereunder. As of February 21, 2014, we had outstanding borrowings under our revolving credit facility of $250.0 million, resulting in available borrowing capacity of $750.0 million.

The credit facility, which matures in April 2017, contains various restrictive covenants and other usual and customary terms and conditions, including the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require us and our subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. We and our subsidiaries were in compliance with all covenant requirements under the credit facility as of December 31, 2013. Note 11 in Item 8 of this Report contains more information regarding our revolving credit facility.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of December 31, 2013, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,425.0	$—	$775.0	$1,160.0	$1,490.0
Interest on long-term debt (2)	822.0	152.8	267.9	178.8	222.5
Capital commitments (3)	86.1	86.1	—	—	—
Pipeline capacity agreements (4)	43.9	10.9	19.6	13.4	—
Operating lease commitments	19.2	5.3	9.7	4.0	0.2
Capital lease commitments (5)	15.6	1.0	2.0	2.0	10.6
Total	$4,411.8	$256.1	$1,074.2	$1,358.2	$1,723.3

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $175.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017, and $225.0 million of loans outstanding under our term-loan, having a maturity date of October 1, 2017.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.29% weighted-average interest rate and an unused commitment fee of 0.16% as of December 31, 2013, $3.5 million, $7.1 million and $1.2 million would be due in less than one year, 1-3 years and 3-5 years. Interest obligations under the Term Loan are also subject to variable interest rates.  Based on a 1.92% weighted-average interest rate on amounts outstanding under the Term Loan as of December 31, 2013, $4.3 million, $8.6 million and $3.2 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at December 31, 2013.

(4)	The amounts shown are associated with pipeline capacity agreements on third-party pipelines that allow our operating subsidiaries to transport gas to off-system markets on behalf of our customers.

(5)	Capital lease commitments represent future non-cancelable minimum lease payments under a capital lease agreement.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2014, we expect to fund approximately $3.0 million to the Texas Gas pension plan.

Distributions

For the years ended December 31, 2013, 2012 and 2011, we paid distributions of $533.9 million, $478.9 million and $419.9 million to our partners. Note 13 in Item 8 of this report contains further discussion regarding our distributions.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $41.2 million to $534.3 million for the year ended December 31, 2013, compared to $575.5 million for the comparable 2012 period, primarily due to a reduction in our earnings as discussed under Results of Operations.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $521.4 million to $309.4 million for the year ended December 31, 2013, compared to $830.8 million for the comparable 2012 period. The change was driven by the 2012 acquisition of Louisiana Midstream of $620.2 million and an increase in proceeds from the sale of assets and insurance recoveries of $45.8 million, primarily from the sale of storage gas. These items were partially offset by an increase in capital expenditures of $67.9 million and the investment in the Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG projects of $76.7 million.

Changes in cash flow from financing activities

Net cash used in financing activities was $200.3 million for the year ended December 31, 2013, compared to net cash provided by financing activities of $237.3 million for the comparable 2012 period, a net use of cash of $437.6 million. The increase in cash used in financing activities resulted primarily from a decrease of $489.2 million from the issuance and sale of common units, including related general partner contributions, and a $55.0 million increase in distributions to our partners.

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

Off-Balance Sheet Arrangements

At December 31, 2013, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

Regulation

Most of our natural gas pipeline subsidiaries are regulated by FERC. Pursuant to FERC regulations certain revenues that we collect may be subject to possible refunds to our customers. Accordingly, during an open rate case, estimates of rate refund reserves are recorded based on regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2013 and 2012, there were no liabilities for any open rate case recorded on our Consolidated Balance Sheets. Currently, none of our regulated companies are involved in an open general rate case.

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

We monitor the regulatory and competitive environment in which we operate to determine that any regulatory assets continue to be probable of recovery. If we were to determine that all or a portion of our regulatory assets no longer met the criteria for recognition as regulatory assets, that portion which was not recoverable would be written off, net of any regulatory liabilities. Note 10 in Item 8 of this Report contains more information regarding our regulatory assets and liabilities.

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

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity’s own internal data based on the best information available in the circumstances. We use fair value measurements to record our derivatives, asset retirement obligations and impairments. We also use fair value measurements to perform our goodwill impairment testing and report fair values for certain items in the Notes to the Consolidated Financial Statements in Item 8 of this Report. Notes 6 and 12 contain more information regarding our fair value measurements.

Environmental Liabilities

Our environmental liabilities are based on management’s best estimate of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of our operating sites. These estimates are based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these environmental matters. At December 31, 2013, we had accrued approximately $6.5 million for environmental matters. Our environmental accrued liabilities could change substantially in the future due to factors such as the nature and extent of any contamination, changes in remedial requirements, technological changes, discovery of new information, and the involvement of and direction taken by the EPA, FERC and other governmental authorities on these matters. We continue to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the estimated environmental costs. Note 5 in Item 8 of this Report contains more information regarding our environmental liabilities.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting requirements provide that a reporting entity may perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed under a two-step impairment test to measure whether the fair value of the reporting unit is less than its carrying amount. If the fair value of the reporting unit is determined to be less than its carrying amount, including goodwill, the reporting entity must perform an analysis of the fair value of all of the assets and liabilities of the reporting unit. If the implied fair value of the reporting unit's goodwill is determined to be less than its carrying amount, an impairment loss is recognized for the difference. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price.

We performed a quantitative goodwill impairment test for each of our three reporting units as of November 30, 2013, which corresponds with the preparation of our five-year financial plan operating results. The fair value measurement of the reporting units was derived based on judgments and assumptions we believe market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included our five-year financial plan operating results, the long-term outlook for growth in natural gas demand in the U.S. and measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model. The use of alternate judgments and assumptions could substantially change the results of our goodwill impairment analysis, including the recognition of an impairment charge in our consolidated financial statements.

The results of the quantitative goodwill impairment test indicated that the fair value of two of our reporting units significantly exceeded their carrying amounts and no goodwill impairment charges were recognized for those reporting units. The carrying amount of the third reporting unit, which included goodwill associated with our Petal acquisition, exceeded the estimated fair value and the second step of the goodwill impairment test was performed. In the fourth quarter 2013, we recognized a goodwill impairment charge of $51.5 million, representing the carrying amount of the goodwill for that reporting unit. The fair value of the reporting unit declined from the amount determined in 2012 due primarily to the recent narrowing of time period price spreads and reduced volatility which negatively affects the value of our storage and PAL services and the cumulative effect of reduced basis spreads on the value of our transportation services, as discussed under Market Conditions and Contract Renewals. No impairment charge related to goodwill was recorded for any of our reporting units during 2012 or 2011.

Impairment of Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)

We evaluate whether the carrying amounts of our long-lived and intangible assets have been impaired when circumstances indicate the carrying amount of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying amount over its fair value.

During the fourth quarter of 2013, we considered the goodwill impairment of one of our reporting units an indicator of impairment related to the long-lived assets associated with the reporting unit’s asset group. Accordingly, we evaluated the reporting unit’s asset group for impairment based on undiscounted cash flow projections expected over the remaining useful life of the reporting unit’s primary assets and concluded that the long-lived assets were not impaired.

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

In determining the discount rate assumption, we utilize current market information and liability information provided by our plan actuaries, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The Merrill Lynch AA-rated Corporate Bond Index is consistently used as the basis for the change in discount rate from the last measurement date with this measure confirmed by the yield on other broad bond indices. Additionally, we supplement our discount rate decision with a yield curve analysis. The yield curve is applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve is developed by the plans' actuaries and is a hypothetical AA/Aa yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody's Investors Service, Inc. or a rating of AA or better by Standard & Poor's. Note 12 in Item 8 of this Report contains more information regarding our pension and postretirement benefit obligations.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•	our ability to maintain or replace expiring gas transportation and storage contracts and to sell short-term capacity on our pipelines;

•	the impact to our business of our declaring a lower distribution rate on our common units;

•	the costs of maintaining and ensuring the integrity and reliability of our pipeline systems;

•	the impact of new pipelines or new gas supply sources on competition and basis spreads on our pipeline systems;

•	volatility or disruptions in the capital or financial markets;

•
the impact of FERC rate-making policies and actions on the services we offer, the rates we charge, our ability to recover the full cost of operating our pipelines, including earning a reasonable return, and overall business strategies such as converting a portion of the Texas Gas pipeline to NGLs service;

•
the successful negotiation, consummation and completion of contemplated transactions, projects and agreements, including obtaining all necessary regulatory approvals, or the timing, cost, scope and financial performance of our recent, current and future acquisitions and growth projects;

•
the impact of changes to laws and regulations, such as the proposed greenhouse gas legislation and other changes in environmental legislations, the pipeline safety bill, and regulatory changes that result from that legislation applicable to interstate pipelines, on our business, including our costs, liabilities and revenues;

•	the success of our strategy to grow and diversify our business, including expansion into new product lines and geographic areas;

•	our ability to access the bank and capital markets on acceptable terms to refinance our outstanding indebtedness and to fund our capital needs;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas; and

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes.

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

	2013	2012
Carrying amount of fixed-rate debt	$3,014.4	$3,012.2
Fair value of fixed-rate debt	$3,173.8	$3,314.1
100 basis point increase in interest rates and resulting debt decrease	$134.6	$167.7
100 basis point decrease in interest rates and resulting debt increase	$143.8	$180.6
Weighted-average interest rate	5.32%	5.32%

At December 31, 2013, we had $400.0 million of variable-rate debt outstanding at a weighted-average interest rate of 1.64%. A 1% increase in interest rates would increase our cash payments for interest on our variable-rate debt by $4.0 million on an annualized basis. At December 31, 2012, we had $527.0 million outstanding under variable-rate agreements at a weighted-average interest rate of 1.60%.

At December 31, 2013 and 2012, $28.5 million and $3.9 million of our undistributed cash, shown on the balance sheets as Cash and cash equivalents, was primarily invested in Treasury fund accounts. Due to the short-term nature of the Treasury fund accounts, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our Cash and cash equivalents.

Commodity risk:

Our pipelines do not take title to the natural gas and NGLs which they transport and store, therefore they do not assume the related commodity price risk associated with the products. However, certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At December 31, 2013 and 2012, approximately $0.3 million and $7.0 million of gas stored underground, which we own and carry as current Gas stored underground, was available for sale and exposed to commodity price risk. We manage our exposure to commodity price risk through the use of futures, swaps and option contracts. Note 6 of Item 8 contains additional information regarding our derivative contracts.

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

As of December 31, 2013, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 19.6 trillion British thermal units (TBtu). Assuming an average market price during December 2013 of $4.17 per million British thermal units (MMBtu), the market value of that gas was approximately $81.7 million. As of December 31, 2012, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 11.7 TBtu. Assuming an average market price during December 2012 of $3.32 per MMBtu, the market value of this gas at December 31, 2012, would have been approximately $38.8 million. As of December 31, 2013, there were no outstanding imbalances owed to the operating subsidiaries from NGLs. As of December 31, 2012, the amount of NGLs owed to the operating subsidiaries due to imbalances was approximately 0.1 MMbbls, which had a market value of approximately $6.8 million.

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

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boardwalk Pipeline Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2014

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$28.5	$3.9
Receivables:
Trade, net	103.5	105.3
Affiliates	1.1	—
Other	15.7	6.9
Gas transportation receivables	7.8	9.0
Costs recoverable from customers	0.8	3.3
Gas and liquids stored underground	0.7	10.8
Prepayments	12.9	15.2
Other current assets	6.1	2.6
Total current assets	177.1	157.0

Property, Plant and Equipment:
Natural gas transmission and other plant	8,548.8	8,165.3
Construction work in progress	174.5	258.0
Property, plant and equipment, gross	8,723.3	8,423.3
Less—accumulated depreciation and amortization	1,489.2	1,234.1
Property, plant and equipment, net	7,234.1	7,189.2

Other Assets:
Goodwill	215.5	267.0
Gas stored underground	79.7	109.7
Investment in unconsolidated affiliates	78.6	—
Other	129.5	139.6
Total other assets	503.3	516.3

Total Assets	$7,914.5	$7,862.5

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND EQUITY	2013	2012
Current Liabilities:
Payables:
Trade	$65.1	$69.8
Affiliates	1.2	2.7
Other	5.7	19.2
Gas Payables:
Transportation	8.8	10.4
Storage	0.2	3.5
Accrued taxes, other	46.1	40.5
Accrued interest	45.4	42.5
Accrued payroll and employee benefits	26.4	25.2
Deferred income	9.3	19.9
Other current liabilities	27.8	22.1
Total current liabilities	236.0	255.8

Long–term debt and capital lease obligation	3,424.4	3,539.2

Other Liabilities and Deferred Credits:
Pension liability	17.1	26.8
Asset retirement obligation	39.3	33.2
Provision for other asset retirement	57.6	57.4
Payable to affiliate	16.0	16.0
Other	60.7	57.0
Total other liabilities and deferred credits	190.7	190.4

Commitments and Contingencies

Equity:
Partners’ Capital:
Common units – 243.3 million and 207.7 million units issued and outstanding as of December 31, 2013 and 2012	3,963.4	3,190.3
Class B units – 22.9 million units issued and outstanding as of December 31, 2012	—	678.3
General partner	77.3	75.8
Accumulated other comprehensive loss	(63.8)	(67.3)
Total partners’ capital	3,976.9	3,877.1
Noncontrolling interest	86.5	—
Total Equity	4,063.4	3,877.1
Total Liabilities and Equity	$7,914.5	$7,862.5

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)

	For the Year Ended December 31,
	2013	2012	2011
Operating Revenues:
Transportation	$1,028.0	$1,058.3	$1,067.2
Parking and lending	23.9	28.0	12.0
Storage	110.9	84.7	52.2
Other	42.8	14.0	11.5
Total operating revenues	1,205.6	1,185.0	1,142.9

Operating Costs and Expenses:
Fuel and transportation	93.4	79.4	102.8
Operation and maintenance	186.5	167.2	175.2
Administrative and general	117.4	115.3	137.2
Depreciation and amortization	271.6	252.3	227.3
Asset impairment	4.1	9.1	30.5
Goodwill impairment	51.5	—	—
Net gain on sale of operating assets	(29.5)	(3.3)	(8.6)
Taxes other than income taxes	96.1	91.2	89.3
Total operating costs and expenses	791.1	711.2	753.7

Operating income	414.5	473.8	389.2

Other Deductions (Income):
Interest expense	163.4	161.5	151.9
Interest expense – affiliates	—	6.9	8.0
Loss on early retirement of debt	—	—	13.2
Interest income	(0.5)	(0.7)	(0.4)
Equity losses in unconsolidated affiliates	1.2	—	—
Miscellaneous other income	(0.3)	(0.4)	(0.9)
Total other deductions	163.8	167.3	171.8

Income before income taxes	250.7	306.5	217.4

Income taxes	0.5	0.5	0.4

Net Income	250.2	306.0	217.0
Net loss attributable to noncontrolling interests	(3.5)	—	—
Net income attributable to controlling interests	$253.7	$306.0	$217.0
Net Income per Unit:

Basic net income per unit:
Common units	$1.00	$1.37	$1.09
Class B units	$0.05	$0.36	$0.14
Weighted-average number of units outstanding - basic
Common units	220.5	191.9	173.3
Class B units	17.6	22.9	22.9
Diluted net income per unit:
Common units	$0.96	$1.37	$1.09
Class B units	$0.48	$0.36	$0.14
Weighted-average number of units outstanding - diluted
Common units	226.8	191.9	173.3
Class B units	11.3	22.9	22.9
Cash distribution declared and paid to common units	$2.13	$2.1275	$2.095
Cash distribution declared and paid to class B units	$0.90	$1.20	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$250.2	$306.0	$217.0
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	1.6	(7.1)	3.1
Reclassification adjustment transferred to Net Income from cash flow hedges	1.2	2.0	0.2
Pension and other postretirement benefit costs	0.7	(12.8)	(13.2)
Total Comprehensive Income	$253.7	$288.1	$207.1
Comprehensive loss attributable to noncontrolling interests	(3.5)	—	—
Comprehensive income attributable to controlling interests	$257.2	$288.1	$207.1

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Year Ended December 31,
OPERATING ACTIVITIES:	2013	2012	2011
Net income	$250.2	$306.0	$217.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	271.6	252.3	227.3
Amortization of deferred costs	5.5	6.4	9.3
Asset impairment	4.1	9.1	30.5
Goodwill impairment	51.5	—	—
Loss on early retirement of debt	—	—	13.2
Storage gas loss	—	—	3.7
Net gain on sale of operating assets	(29.5)	(3.3)	(8.6)
Equity losses in unconsolidated affiliates	1.2	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(10.0)	5.4	(15.7)
Other receivables, affiliates	0.5	0.1	—
Gas receivables and storage assets	18.0	(10.4)	15.9
Costs recoverable from customers	2.6	6.5	(2.6)
Other assets	(10.7)	(1.7)	(26.4)
Trade and other payables	(16.8)	8.3	(4.1)
Other payables, affiliates	0.7	(3.1)	—
Gas payables	0.5	13.5	(17.2)
Accrued liabilities	8.6	(1.5)	7.3
Other liabilities	(13.7)	(12.1)	4.3
Net cash provided by operating activities	534.3	575.5	453.9
INVESTING ACTIVITIES:
Capital expenditures	(294.8)	(226.9)	(141.9)
Proceeds from sale of operating assets	60.7	5.9	31.5
Proceeds from insurance and other recoveries	1.4	10.4	9.6
Investment in unconsolidated affiliates	(76.7)	—	—
Acquisition of businesses, net of cash acquired	—	(620.2)	(545.5)
Net cash used in investing activities	(309.4)	(830.8)	(646.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt and term loans	—	818.0	636.8
Repayment of borrowings from long-term debt, term loans and subordinated debt	—	(525.0)	(250.0)
Payments of premiums on extinguishment of long-term debt	—	—	(21.0)
Proceeds from borrowings on revolving credit agreement	1,128.0	2,135.0	585.0
Repayment of borrowings on revolving credit agreement, including financing costs	(1,255.0)	(2,295.3)	(830.0)
Contribution received related to predecessor equity	—	269.2	284.8
Principal payment of capital lease obligation	(0.2)	—	—
Repayment of contribution received related to predecessor equity	—	(554.0)	—
Advances from affiliate	(2.8)	2.6	—
Distributions paid	(533.9)	(478.9)	(419.9)
Capital contributions from noncontrolling interests	87.1	—	—
Proceeds from sale of common units	368.7	847.7	170.0
Capital contribution from general partner	7.8	18.0	3.6
Net cash (used in) provided by financing activities	(200.3)	237.3	159.3
Increase (decrease) in cash and cash equivalents	24.6	(18.0)	(33.1)
Cash and cash equivalents at beginning of period	3.9	21.9	55.0
Cash and cash equivalents at end of period	$28.5	$3.9	$21.9
The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)

	Partners' Capital
	Common Units	Class B Units	General Partner	Predecessor Equity	Accumulated Other Comp Income (Loss)	Non-controlling Interests	Total Equity
Balance January 1, 2011	$2,534.4	$683.6	$62.9	$—	$(39.5)	—	$3,241.4
Add (deduct):
Net income (loss)	171.4	22.6	26.2	(3.2)	—	—	217.0
Distributions paid	(361.7)	(27.5)	(30.7)	—	—	—	(419.9)
Sale of common units, net of related transaction costs	170.0	—	—	—	—	—	170.0
Capital contribution from general partner	—	—	3.6	—	—	—	3.6
Contribution received related to predecessor equity	—	—	—	284.8	—	—	284.8
Other comprehensive loss, net of tax	—	—	—	—	(9.9)	—	(9.9)
Balance December 31, 2011	$2,514.1	$678.7	$62.0	$281.6	$(49.4)	$—	$3,487.0
Add (deduct):
Net income (loss)	245.0	27.5	35.7	(2.2)	—	—	306.0
Distributions paid	(411.8)	(27.4)	(39.7)	—	—	—	(478.9)
Sale of common units, net of related transaction costs	847.7	—	—	—	—	—	847.7
Capital contribution from general partner	—	—	18.0	—	—	—	18.0
Contribution received related to predecessor equity	—	—	—	269.2	—	—	269.2
Predecessor equity carrying amount of acquired entities	—	—	—	(548.6)	—	—	(548.6)
Excess purchase price over net acquired assets	(4.7)	(0.5)	(0.2)	—	—	—	(5.4)
Other comprehensive loss, net of tax	—	—	—	—	(17.9)	—	(17.9)
Balance December 31, 2012	$3,190.3	$678.3	$75.8	$—	$(67.3)	$—	$3,877.1
Add (deduct):
Net income (loss)	194.5	20.2	39.0	—	—	(3.5)	250.2
Distributions paid	(468.0)	(20.6)	(45.3)	—	—	—	(533.9)
Sale of common units, net of related transaction costs	368.7	—	—	—	—	—	368.7
Capital contribution from general partner	—	—	7.8	—	—	—	7.8
Conversion of class B units to common units	677.9	(677.9)	—	—	—	—	—
Capital contributions from noncontrolling interests	—	—	—	—	—	90.0	90.0
Other comprehensive loss, net of tax	—	—	—	—	3.5	—	3.5
Balance December 31, 2013	$3,963.4	$—	$77.3	$—	$(63.8)	$86.5	$4,063.4

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Corporate Structure

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines), and its operating subsidiaries, Gulf Crossing Pipeline Company LLC (Gulf Crossing), Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Field Services, LLC (Field Services), Petal Gas Storage, LLC (formerly referred to as Boardwalk HP Storage, LLC) (Petal), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream) and Boardwalk Storage Company, LLC (Boardwalk Storage) (together, the operating subsidiaries), and consists of integrated natural gas and natural gas liquids (NGLs) pipeline and storage systems and natural gas gathering and processing. All of the Partnership’s operations are conducted by its operating subsidiaries.

As of February 24, 2014, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of February 24, 2014, the common units and general partner interest owned by BPHC represent approximately 53% of the Partnership’s equity interests, excluding the IDRs. The Partnership's Class B limited partner interests converted to common units on a one-for-one basis on October 9, 2013. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

Basis of Presentation

The accompanying consolidated financial statements of the Partnership were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Certain amounts reported within Total operating costs and expenses in the Consolidated Statements of Income for the 2012 and 2011 period have been reclassified to conform to the current presentation. The effect of the reclassification increased Operation and maintenance expense and decreased Net gain on sale of operating assets, by $1.0 million and $6.2 million for the years ended December 31, 2012 and 2011, with no impact on Total operating costs and expenses, Operating income or Net Income.

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

Segment Information

The Partnership operates in one reportable segment - the operation of interstate natural gas and natural gas liquids (NGLs) pipeline systems including integrated storage facilities. This segment consists of interstate natural gas pipeline systems which originate in the Gulf Coast region, Oklahoma and Arkansas, and extend north and east through the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio and NGLs pipelines and storage facilities in Louisiana.

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

Note 10 contains more information regarding the Partnership’s regulatory assets and liabilities.

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity’s own internal data based on the best information available in the circumstances. The Partnership uses fair value measurements to record derivatives, asset retirement obligations and impairments. Fair value measurements are also used to perform goodwill impairment testing and report fair values for certain items contained in this Report. The Partnership considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period.  The Partnership did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the year ended December 31, 2013.

Notes 6 and 12 contain more information regarding fair value measurements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Partnership had no restricted cash at December 31, 2013 and 2012.

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

Note 7 contains more information regarding the Partnership’s PPE.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment at the reporting unit level at least annually, as of November 30, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting requirements provide that a reporting entity may perform an optional qualitative assessment on an annual basis to determine whether events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed under a two-step impairment test to measure whether the fair value of the reporting unit is less than its carrying amount. If based upon a quantitative analysis the fair value of the reporting unit is less than its carrying amount, including goodwill, the Partnership performs an analysis of the fair value of all the assets and liabilities of the reporting unit. If the implied fair value of the reporting unit's goodwill is determined to be less than its carrying amount, an impairment loss is recognized for the difference.

Intangible assets are those assets which provide future economic benefit but have no physical substance. The Partnership recorded intangible assets for customer relationships obtained through the purchases of Petal and Louisiana Midstream. The customer relationships, which are included in Other Assets on the Consolidated Balance Sheets, have a finite life and are being amortized in a systematic and rational manner over their estimated useful lives.

Note 8 contains additional information regarding the Partnership's goodwill and intangible assets.

Impairment of Long-lived Assets (including Tangible and Definite-lived Intangible Assets)

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

	For the Year Ended December 31,
	2013	2012	2011
Capitalized interest and allowance for borrowed funds used during construction	$6.4	$4.7	$2.0
Allowance for equity funds used during construction	0.2	0.4	0.6

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

Note 14 contains more information regarding the Partnership’s income taxes.

Revenue Recognition

The maximum rates that may be charged by the majority of the Partnership's operating subsidiaries for their services are established through FERC’s cost-based rate-making process; however, rates charged by those operating subsidiaries may be less than those allowed by FERC. Revenues from transportation and storage services are recognized in the period the service is provided based on contractual terms and the related volumes transported or stored. In connection with some PAL and interruptible storage service agreements, cash is received at inception of the service period resulting in the recording of deferred revenues which are recognized in revenues over the period the services are provided. At December 31, 2013 and 2012, the Partnership had deferred revenues of $7.9 million and $17.3 million related to PAL and interruptible storage services and $4.6 million and $5.6 million related to a firm transportation agreement that was paid in advance. The deferred revenues related to PAL and interruptible storage services will be recognized in 2014 and 2015 and the deferred revenues related to the firm transportation agreement will be recognized through 2018.

Retained fuel is recognized in revenues at market prices in the month of retention for operations where regulatory accounting is not applicable. The related fuel consumed in providing transportation services is recorded in Fuel and transportation expenses at market prices in the month consumed. In some cases, customers may elect to pay cash for the cost of fuel used in providing transportation services instead of having fuel retained in-kind. Retained fuel included in Transportation on the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 was $76.9 million, $71.8 million and $105.6 million.

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

Under FERC regulations, certain revenues that the operating subsidiaries collect may be subject to possible refunds to their customers. Accordingly, during a rate case, estimates of rate refund liabilities are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2013 and 2012, there were no liabilities for any open rate case recorded on the Consolidated Balance Sheets.

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

Note 9 contains more information regarding the Partnership’s asset retirement obligations.

Environmental Liabilities

The Partnership records environmental liabilities based on management’s estimate of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of operating sites. These estimates are based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these environmental matters.

Note 5 contains more information regarding the Partnership’s environmental liabilities.

Defined Benefit Plans

The Partnership maintains certain postretirement benefit plans for certain employees. The Partnership funds these plans through periodic contributions which are invested until the benefits are paid out to the participants. The net benefit cost of the plan is recorded in the Consolidated Statements of Income. The Partnership records an asset or liability based on the overfunded or underfunded status of the plan. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability or recorded as a component of accumulated other comprehensive income (AOCI) until those gains or losses are recognized in the Consolidated Statements of Income.

Note 12 contains more information regarding the Partnership’s pension and postretirement benefit obligations.

Unit-Based and Other Long-Term Compensation

The Partnership provides awards of phantom common units (Phantom Common Units) to certain employees under its Long-Term Incentive Plan (LTIP). The Partnership also provides to certain employees awards of unit appreciation rights (UARs) and long-term cash bonuses (Long-Term Cash Bonuses) under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan.

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

Note 12 contains additional information regarding the Partnership’s unit-based and other long-term compensation.

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

Derivative Financial Instruments

The Partnership use futures, swaps, and option contracts (collectively, derivatives) to hedge exposure to various risks, including natural gas commodity and interest rate risk. The effective portion of the related unrealized gains and losses resulting from changes in fair values of the derivatives contracts designated as cash flow hedges are deferred as a component of AOCI. The deferred gains and losses are recognized in earnings when the hedged anticipated transactions affect earnings. Changes in fair value of derivatives that are not designated as cash flow hedges are recognized in earnings in the periods that those changes in fair value occur.

The changes in fair values of the derivatives designated as cash flow hedges are expected to, and do, have a high correlation to changes in value of the anticipated transactions. Each reporting period the Partnership measures the effectiveness of the cash flow hedge contracts. To the extent the changes in the fair values of the hedge contracts do not effectively offset the changes in the estimated cash flows of the anticipated transactions, the ineffective portion of the hedge contracts is currently recognized in earnings. If it becomes probable that the anticipated transactions will not occur, hedge accounting would be terminated and changes in the fair values of the associated derivative financial instruments would be recognized currently in earnings. The Partnership did not discontinue any cash flow hedges during the years ended December 31, 2013 and 2012.

The effective component of gains and losses resulting from changes in fair values of the derivatives designated as cash flow hedges are deferred as a component of AOCI. The deferred gains and losses associated with the anticipated operational sale of gas reported as current Gas stored underground are recognized in operating revenues when the anticipated transactions affect earnings. In situations where continued reporting of a loss in AOCI would result in recognition of a future loss on the combination of the derivative and the hedged transaction, the loss is required to be immediately recognized in earnings for the amount that is not expected to be recovered. No such losses were recognized in the years ended December 31, 2013, 2012, and 2011.

Note 6 contains more information regarding the Partnership’s derivative financial instruments.

Note 3: Investments

Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG Terminal Projects

In 2013, the Partnership executed an agreement with the Williams Companies, Inc (Williams) to develop the Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG Terminal Projects - projects that would transport NGLs from the Marcellus and Utica shale plays to the Lake Charles, Louisiana area, and the construction of related fractionation, storage and liquefied petroleum gas (LPG) terminal export facilities. The proposed project would include constructing a new pipeline, a new large-scale fractionation plant and related liquids storage and transport facilities and a new export LPG terminal and related facilities (collectively, the Bluegrass Project).

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

Boardwalk Bluegrass and Boardwalk Moss Lake

The Partnership contributed a total of $10.0 million for initial equity ownership interests of 59% and 61% in Boardwalk Bluegrass and Boardwalk Moss Lake, respectively, with BPHC owning the remaining equity ownership interests. BPHC has agreed to contribute to these entities to fund certain agreed upon preconstruction development costs, with BPHC contributing all additional required capital until such time as BPHC has a 90% equity ownership interest in each entity. Additional capital required for Boardwalk Bluegrass and Boardwalk Moss Lake to continue to pursue the Bluegrass Project is subject to approval by the Partnership and BPHC. As of December 31, 2013, the Partnership held equity ownership interests of 10% and 23%, respectively, in Boardwalk Bluegrass and Boardwalk Moss Lake and has contributed $11.9 million to these entities.

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

The financial information of Boardwalk Bluegrass and Boardwalk Moss Lake was reported at historical carrying amounts in accordance with the accounting requirements applicable to transactions between entities under common control. As of December 31, 2013, the Partnership included in its Consolidated Balance Sheet the following balances that represent amounts recorded by Boardwalk Bluegrass and Boardwalk Moss Lake (in millions):

Cash	$15.0
Investment in unconsolidated affiliates	78.6
Construction work in progress	6.8
Trade payables	0.2
Other payables	4.7

Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG

Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG were determined to be VIEs, because the entities will require additional funding from each equity owner throughout the development and construction phases of the Bluegrass Project. Boardwalk Bluegrass and Boardwalk Moss Lake are not the primary beneficiaries of Bluegrass Pipeline, Moss Lake Fractionation or Moss Lake LPG, because the power to direct the activities that most significantly impact the entity's economic performance is shared between the equity owners. As a result, Boardwalk Bluegrass and Boardwalk Moss Lake account for the investments in Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG under the equity method of accounting. Boardwalk Bluegrass' and Boardwalk Moss Lake's maximum exposure to loss is limited to the carrying value of its investments in Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG, which was $78.6 million as of December 31, 2013. The Partnership's maximum exposure to loss is limited to the amount of the capital contributions it has made to Boardwalk Bluegrass and Boardwalk Moss Lake, or $11.9 million, as of December 31, 2013.

Note 4:  Acquisitions

In late 2011 and in 2012, the Partnership completed the acquisitions of Louisiana Midstream and Petal. These acquisitions were made as part of the Partnership's long-term growth and diversification strategy and to complement the Partnership's existing midstream business.

Boardwalk Louisiana Midstream, LLC

In October 2012, the Partnership acquired Louisiana Midstream from PL Logistics LLC for $620.2 million in cash, after customary adjustments and net of cash acquired. The purchase price was funded through a $225.0 million, five year term loan, borrowings under the Partnership's revolving credit facility and the issuance and sale of common units. For the period from August 16, 2012 through October 15, 2012, the acquisition and related expenses were initially financed through a joint venture with BPHC, whereby BPHC owned 65% of the equity interests of the joint venture and the Partnership owned the remaining 35%. On October 15, 2012, the Partnership acquired BPHC’s 65% equity ownership interest for $269.2 million in cash, therefore, the assets and liabilities of the consolidated joint venture were recognized at the carrying amounts as the date of transfer and the $2.2 million difference between the purchase price and the $267.0 million carrying amount of the net assets acquired as the date of transfer was recognized as an adjustment to partners’ capital. The transaction was accounted for as a transaction between entities under common control, which required the Partnership to fully consolidate the joint venture from the date of its formation, or August 16, 2012.

In the second quarter 2013, the purchase price allocation for Louisiana Midstream was made final and was adjusted to reflect the amount of ethylene in storage at the purchase date. The Consolidated Balance Sheet at December 31, 2012, was adjusted to increase the fair value of Gas and liquids stored underground and reduce Goodwill by $3.8 million.

Petal Gas Storage, LLC

In February 2012, the Partnership acquired BPHC's 80% equity ownership interest in Petal (formerly referred to as Boardwalk HP Storage, LLC) for $284.8 million in cash, which was accounted for as a transaction between entities under common control. Therefore, the assets and liabilities were recognized at their carrying amounts at the date of transfer and the $3.0 million difference between the purchase price and the $281.8 million carrying amount of the net assets acquired at the date of transfer was recognized as an adjustment to partners' capital.

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

	Pro-Forma
	Year ended December 31,
	2012	2011

Revenues	$1,240.9	$1,253.7

Net Income	$327.0	$253.5

The pro forma information was adjusted for the following items:

•	Revenues and operating costs were based on actual results for the periods indicated, except that transaction costs related to the acquisitions of Louisiana Midstream and Petal were excluded;

•	Interest expense was based upon the amount of borrowings outstanding and the average cost of debt; and

•	Depreciation and amortization expense was calculated using PPE and intangible asset amounts as determined in the purchase price allocation and estimated useful lives.

Acquisition Costs

In connection with the acquisitions of Louisiana Midstream and Petal, the Partnership incurred $4.3 million of acquisition costs for each of the years ended December 31, 2012 and 2011. Acquisition costs were expensed as incurred and were recorded in administrative and general expenses.

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Whistler Junction Matter

The Partnership's Gulf South subsidiary and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in nine lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. MGSC, et al. (Case No. CV-12-900711), Crum, et al. v. MGSC, et al. (Case No. CV-12-901057), Austin, et al. v. MGSC, et al. (Case No. CV-12-901133), Moore, et al. v. MGSC, et al. (Case No. CV-12-901471), Davis, et al. v. MGSC, et al. (Case No. CV-12-901490), Joel G. Reed, et al. v. MGSC, et al. (Case No. CV-2013-922265), The Housing Authority of the City of Prichard, Alabama v. MGSC, et al. (Case No. CV-2013-901002), Robert Evans, et al. v. MGSC, et al. (Case No. CV-2013-902627), and Devin Nobles, et al. v. MGSC, et al. (Case No. CV-2013-902786). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity and other relief from Gulf South.

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South, along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the United States District Court for the Eastern District of New Orleans in August 2013. The plaintiff has moved for remand back to state court, which motion has been argued and is under consideration by the court. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract, and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization, and ridge restoration.

The outcome of these cases cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, these cases will not be material to the Partnership's or Gulf South's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state, and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2013, and 2012, the Partnership had an accrued liability of approximately $6.5 million and $7.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next eight years. As of December 31, 2013, and 2012, approximately $1.5 million and $2.2 million were recorded in Other current liabilities and approximately $5.0 million and $5.6 million were recorded in Other Liabilities and Deferred Credits.

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

In 2008, the EPA adopted regulations lowering the 8-hour ozone standard relevant to non-attainment areas. Under the regulations, new non-attainment areas were identified in April 2012. The Partnership identified one facility which could require the installation of additional emission controls for compliance between 2014 and 2019. The 8-hour ozone standard is under review by the EPA with final rulemaking expected to be completed in 2014. Revisions to the regulation could lower the 8-hour ozone standard set in 2008 and include a compliance deadline between 2017 and 2031. The Partnership continues to monitor this regulation relative to potentially impacted facilities.

The Partnership is required to file annual reports with the EPA regarding greenhouse gas emissions from its compressor stations, pursuant to final rules issued by the EPA regarding the reporting of greenhouse gas emissions from sources in the United States (U.S.) that annually emit 25,000 or more metric tons of greenhouse gases, including carbon dioxide, methane and others. Additionally, the Partnership is required to conduct periodic and various facility surveys across its entire system to comply with the EPA's greenhouse gas emission calculations and reporting regulations. Some states have also adopted laws regulating greenhouse gas emissions, although none of the states in which the Partnership operates have adopted such laws. The federal rules and determinations regarding greenhouse gas emissions have not had, and are not expected to have, a material effect on the Partnership's financial condition, results of operations or cash flows.

Lease Commitments

The Partnership has various operating lease commitments extending through the year 2019 generally covering office space and equipment rentals. Total lease expense for the years ended December 31, 2013, 2012 and 2011 was approximately $8.6 million, $6.4 million and $4.5 million. The following table summarizes minimum future commitments related to these items at December 31, 2013 (in millions):

2014	$5.3
2015	4.9
2016	4.8
2017	2.6
2018	1.4
Thereafter	0.2
Total	$19.2

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of December 31, 2013, were approximately $86.1 million, all of which are expected to be settled in 2014.

Pipeline Capacity Agreements

The Partnership’s operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the operating subsidiaries to transport gas to off-system markets on behalf of customers. The Partnership incurred expenses of $9.8 million, $9.1 million and $9.8 million related to pipeline capacity agreements for the years ended December 31, 2013, 2012 and 2011. The future commitments related to pipeline capacity agreements as of December 31, 2013, were (in millions):

2014	$10.9
2015	10.3
2016	9.3
2017	8.7
2018	4.7
Thereafter	—
Total	$43.9

Capital Lease

In 2012, the Partnership entered into an agreement to construct and lease an office building in Owensboro, Kentucky. The construction of the building was completed and the Partnership took possession of the building in the third quarter 2013, at which time the Partnership recorded a capital lease asset and obligation of $10.5 million. The office building lease has a term of fifteen years with two twenty-year renewal options. Future commitments under this capital lease are as follows (in millions):

2014	$1.0
2015	1.0
2016	1.0
2017	1.0
2018	1.0
Thereafter	10.6
Total minimum lease payments	15.6
Less amounts representing interest	(5.2)
Present value of obligation under capital lease	10.4
Less: current portion of obligations under capital lease (recorded in other current liabilities)	(0.4)
Long-term obligations under capital lease	$10.0

Amortization of the office building under the capital lease of $0.3 million is included in depreciation expense. As of December 31, 2013, assets recorded under the capital lease were $10.5 million and the accumulated amortization was $0.3 million.

Note 6: Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

The table below identifies the Partnership's assets that were recorded at fair value at December 31, 2013. There were no liabilities recorded at fair value at December 31, 2013 (in millions):

		Fair Value Measurements at December 31, 2013
	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the year ended December 31, 2013
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$0.5	$—	$0.5	$—

The table below identifies the Partnership's assets and liabilities that were recorded at fair value at December 31, 2012 (in millions):

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the year ended December 31, 2012
Recurring fair value measurements - Assets
Derivatives
Commodity contracts	$0.1	$—	$0.1	$—

Recurring fair value measurements - Liabilities
Derivatives
Commodity contracts	$0.1	$—	$0.1	$—

Nonrecurring fair value measurements - Assets
Assets to be abandoned (1)	$—	$—	$—	$—	$(3.5)
Assets held for sale (2)	—	—	—	—	(2.8)
	$—	$—	$—	$—	$(6.3)

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

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $0.3 million and $7.0 million of gas stored underground at December 31, 2013, and 2012, which the Partnership owns and carries on its balance sheet as current Gas stored underground. At December 31, 2013, approximately 2.4 billion cubic feet (Bcf) of anticipated future sales of natural gas and cash for fuel reimbursement were hedged with derivatives having settlement dates in 2013 and 2014. The derivatives qualify for cash flow hedge accounting and are designated as such. The Partnership's natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.

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

In 2012, the Partnership entered into Treasury rate locks for notional amounts of $600.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates. The Treasury rate locks were designated as cash flow hedges. The Partnership settled the rate locks concurrently with the issuance of the 10-year notes described in Note 11 and paid the counterparties approximately $7.1 million. The losses were deferred as a component of Accumulated other comprehensive loss and will be amortized to interest expense over the 10-year terms of the notes.

The fair value of derivatives existing as of December 31, 2013 and 2012, were included in the following captions in the Consolidated Balance Sheets (in millions):

	Derivative Assets				Derivative Liabilities
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$0.5	Other current assets	$0.1	Other current liabilities	$—	Other current liabilities	$0.1
	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$—	Other non-current liabilities	$—

The amount of gains and losses from derivatives recognized in the Consolidated Statements of Income for the year ended December 31, 2013, were (in millions):

	Amount of gain/(loss) recognized in AOCI on derivatives (effective portion)	Location of gain/(loss) reclassified from AOCI into income (effective portion)	Amount of gain/(loss) reclassified from AOCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (in- effective portion and amount excluded from effectiveness testing)
Derivatives in Cash Flow Hedging Relationship
Commodity contracts	$1.6	Operating revenues	$—	N/A	$—
		Net gain on disposal of operating assets	1.2	N/A	—
Interest rate contracts (1)	—	Interest expense	(2.4)	N/A	—
	$1.6		$(1.2)		$—

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

(2)	$1.1 million was recorded in Transportation revenues and $0.4 million was recorded in Other revenues.

The Partnership has entered into master netting agreements to manage counterparty credit risk associated with its derivatives; however, it does not offset on its balance sheets fair value amounts recorded for derivative instruments under these agreements. At December 31, 2013, the Partnership's derivatives were with one counterparty. The net receivable position with the Partnership's counterparty was $0.5 million as of December 31, 2013.

In accordance with the contracts governing the Partnership's derivatives, the counterparty or the Partnership may be required to post cash collateral when credit risk exceeds certain thresholds. The threshold for posting collateral with the counterparty varies based on the credit ratings of the contracting subsidiary of the Partnership or the counterparty. Based on credit ratings at December 31, 2013, the Partnership would be required to post cash collateral to the extent the fair value amount payable to the other party exceeds $10.0 million and the counterparty would be required to post cash collateral to the extent the fair value amount payable to the Partnership exceeds $25.0 million. Additionally, the outstanding derivative contracts contain ratings triggers which would require the Partnership's contracting subsidiary to immediately post collateral in the form of cash or a letter of credit for the full value of any of the derivatives that are in a liability position if the subsidiary's credit rating were reduced below investment grade. At December 31, 2013 and 2012, the Partnership was not required to post any collateral nor did it hold any collateral associated with its outstanding derivatives.

Nonfinancial Assets and Liabilities

The Partnership evaluates long-lived assets for impairment when, in management's judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to the fair value measurements table above for more information.

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value disclosure amounts for financial assets and liabilities:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at December 31, 2013 and 2012. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2013, and 2012. The carrying amount of the Partnership's variable-rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which are not recorded at fair value on the Consolidated Balance Sheets as of December 31, 2013, and 2012, were as follows (in millions):

As of December 31, 2013			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28.5		$28.5	$—	$—	$28.5

Financial Liabilities
Long-term debt	$3,414.4	(1)	$—	$3,573.8	$—	$3,573.8

(1) The carrying amount of long-term debt excludes a $10.0 million capital lease obligation.

As of December 31, 2012		Estimated Fair Value
Financial Assets	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.9	$3.9	$—	$—	$3.9

Financial Liabilities
Long-term debt	$3,539.2	$—	$3,841.1	$—	$3,841.1

Other Comprehensive Income (OCI)

The Partnership estimates that approximately $4.3 million of net gains reported in AOCI as of December 31, 2013, are expected to be reclassified into earnings within the next twelve months. This amount is comprised of a $6.2 million increase to earnings related to net periodic benefit cost and a $1.9 million decrease to earnings related to cash flow hedges. The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Consolidated Balance Sheets for the year ended December 31, 2013 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2013	$(15.5)	$(51.8)	$(67.3)
Gain recorded in accumulated other comprehensive loss	1.6	—	1.6
Reclassifications:
Transportation operating revenues	0.1	—	0.1
Other operating revenues	(0.1)	—	(0.1)
Disposal of operating assets	(1.2)	—	(1.2)
Interest expense	2.4	—	2.4
Pension and other postretirement benefit costs	—	0.7	0.7

Ending balance, December 31, 2013	$(12.7)	$(51.1)	$(63.8)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Consolidated Balance Sheets for the year ended December 31, 2012 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2012	$(10.4)	$(39.0)	$(49.4)
Loss recorded in accumulated other comprehensive loss	(7.1)	—	(7.1)
Reclassifications:
Other operating revenues	(0.1)	—	(0.1)
Interest expense	2.1	—	2.1
Pension and other postretirement benefit costs	—	(12.8)	(12.8)

Ending balance, December 31, 2012	$(15.5)	$(51.8)	$(67.3)

Note 7: Property, Plant and Equipment (PPE)

The following table presents the Partnership’s PPE as of December 31, 2013 and 2012 (in millions):

Category	2013 Class Amount	Weighted-Average Useful Lives (Years)	2012 Class Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$7,067.7	37	$6,908.3	37
Storage	749.7	38	732.3	38
Gathering	326.0	27	151.0	21
General	160.3	13	145.5	12
Rights of way and other	111.1	35	105.2	33
Total utility depreciable plant	8,414.8	36	8,042.3	36

Non-depreciable:
Construction work in progress	174.5		258.0
Storage	90.8		80.0
Land	26.9		26.7
Other	16.3		16.3
Total non-depreciable assets	308.5		381.0

Total PPE	8,723.3		8,423.3
Less: accumulated depreciation	1,489.2		1,234.1

Total PPE, net	$7,234.1		$7,189.2

The non-depreciable assets were not included in the calculation of the weighted-average useful lives.

The Partnership holds undivided interests in certain assets, including the Bistineau storage facility of which the Partnership owns 92%, the Mobile Bay Pipeline of which the Partnership owns 64% and offshore and other assets, comprised of pipeline and gathering assets in which the Partnership holds various ownership interests. Through the acquisition of Louisiana Midstream, the Partnership owns 83% of two ethylene wells and supporting surface facilities in Choctaw, Louisiana, and certain ethylene and propylene pipelines connecting Louisiana Midstream’s storage facilities in Choctaw to chemical manufacturing plants in Geismar, Louisiana.

The proportionate share of investment associated with these interests has been recorded as PPE on the balance sheets. The Partnership records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Partnership’s undivided interests as of December 31, 2013 and 2012 (in millions):

	2013		2012
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Bistineau storage	$55.8	$15.1	$55.7	$13.4
Mobile Bay Pipeline	11.1	3.1	11.1	2.8
NGL pipelines and facilities	34.8	1.3	34.8	0.2
Offshore and other assets	19.0	13.4	19.0	13.0
Total	$120.7	$32.9	$120.6	$29.4

Certain amounts shown in the tables above for 2012 have been corrected to conform to the 2013 presentation. General, Rights of way and other and Total utility depreciable plant were previously reported as $144.4 million, $121.6 million and $8,057.6 million, with weighted average useful lives of 14, 32 and 36 years. Non-depreciable other and total non-depreciable assets were reported as $1.0 million and $365.7 million. As of December 31, 2012, the gross PPE investment and related accumulated depreciation for the NGL pipelines and facilities were previously excluded from the table.

Asset Dispositions and Impairment Charges
The Partnership recognized $4.1 million, $9.1 million and $30.5 million of asset impairment charges for the years ended December 31, 2013, 2012 and 2011. Refer to Note 6 for more information or to Materials and Supplies below for further discussion of the 2011 asset impairment charge.
Gas Sales

For the year ended December 31, 2013, the Partnership recognized a gain of $29.9 million from the sale of approximately 14.9 Bcf of natural gas stored underground with a carrying amount of $26.0 million. The gas was sold as a result of a strategy to monetize storage base gas and provide capacity for additional parks of customer gas under PAL service as well as a result of a change in the storage gas needed to support operations and no-notice services.

In 2011, the Partnership recognized a gain of $9.2 million from the sale of approximately 4.5 Bcf of gas stored underground with a carrying amount of $10.3 million that became available for sale due to a change in the storage working gas needed to support operations and no-notice services.

The gains related to these gas sales were recorded in Net gain on disposal of operating assets.

Carthage Compressor Station Incident

In 2011, a fire occurred at one of the Partnership’s compressor stations near Carthage, Texas, which caused significant damage to the compressor building, the compressor units and related equipment housed in the building. In 2011, the Partnership recognized expenses of $5.0 million for the amounts of costs incurred which were subject to an insurance deductible and recorded a receivable of $8.8 million related to probable recoveries from insurance for expenses incurred that exceeded the deductible amount. The Partnership received a total of $11.7 million in insurance proceeds, of which $1.7 million and $1.2 million were recorded as a reduction in Operation and maintenance expense for the years ended December 31, 2013 and 2012.

Materials and Supplies

The Partnership holds materials and supplies comprised of pipe, valves, fittings and other materials to support its ongoing operations and for potential future growth projects.  In 2011, the Partnership determined that a portion of the materials and supplies would not be used given the types of projects the Partnership would likely pursue under its growth strategy and the costs to carry and maintain the materials and recognized an impairment charge of $28.8 million to adjust the carrying amount of those materials and supplies to an estimated fair value of $6.4 million. The fair value of the materials was determined by obtaining information from brokers, resellers and distributors of these types of materials which are considered Level 3 inputs under the fair value hierarchy. The materials were subsequently sold, resulting in net realized gains of $0.5 million and $3.7 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011.  At December 31, 2013 and 2012, the Partnership held approximately $12.8 million and $17.8 million of materials and supplies which was reflected in Other Assets on the Consolidated Balance Sheets.

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

Note 8: Goodwill and Intangible Assets

Goodwill

The Partnership performed its annual goodwill impairment test for its three reporting units as of November 30, 2013. The results of the quantitative goodwill impairment test indicated that the fair value of two of the Partnership’s reporting units significantly exceeded their carrying amounts and no goodwill impairment charges were recognized for those reporting units. The carrying amount of the third reporting unit, which included goodwill associated with the Petal acquisition, exceeded the estimated fair value and the second step of the goodwill impairment test was performed. In the fourth quarter 2013, the Partnership recognized a goodwill impairment charge of $51.5 million, representing the carrying amount of the goodwill for that reporting unit. The fair value of the reporting unit declined from the amount determined in 2012 due primarily to recent narrowing of time period price spreads and reduced volatility which negatively affects the value of the Partnership’s storage and PAL services and the cumulative effect of reduced basis spreads on the value of the Partnership’s transportation services. No impairment charge related to goodwill was recorded for any of the Partnership’s reporting units during 2012 or 2011.

Changes in the gross amounts of goodwill for the Partnership are summarized as follows (in millions):

Balance as of January 1, 2012	$215.0
Acquisition of Louisiana Midstream(1)	52.0
Balance as of December 31, 2012	$267.0
Goodwill impairment charge	(51.5)
Balance as of December 31, 2013	$215.5

(1) Refer to Note 4 for further information on the acquisition of Louisiana Midstream.

Intangible Assets

The following table contains information regarding the Partnership's intangible assets, which includes customer relationships acquired as part of the purchase of Louisiana Midstream and Petal (in millions):

	December 31,
	2013	2012
Gross carrying amount	$39.4	$39.4
Accumulated amortization	(2.1)	(0.8)
Net carrying amount	$37.3	$38.6

For the year ended December 31, 2013 and 2012, amortization expense for intangible assets totaled $1.3 million and $0.8 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income. Amortization expense for the year ended December 31, 2011, was less than $0.1 million. Amortization expense for the next five years and in total thereafter as of December 31, 2013, is expected to be as follows (in millions):

2014	$1.3
2015	1.3
2016	1.3
2017	1.3
2018	1.3
Thereafter	30.8
$37.3

The weighted-average remaining useful life of the Partnership's intangible assets as of December 31, 2013 is 30 years.

Note 9:  Asset Retirement Obligations (ARO)

The Partnership has identified and recorded legal obligations associated with the abandonment of certain pipeline and storage assets, brine ponds, offshore facilities and the abatement of asbestos consisting of removal, transportation and disposal when removed from certain compressor stations and meter station buildings. Legal obligations exist for the main pipeline and certain other Partnership assets; however, the fair value of the obligations cannot be determined because the lives of the assets are indefinite and therefore cash flows associated with retirement of the assets cannot be estimated with the degree of accuracy necessary to establish a liability for the obligations.

The following table summarizes the aggregate carrying amount of the Partnership’s ARO (in millions):

	2013	2012
Balance at beginning of year	$39.0	$20.0
Liabilities recorded	8.0	4.9
Liabilities settled	(1.7)	(0.6)
Liabilities incurred from assets acquired (1)	—	13.6
Accretion expense	1.8	1.1
Balance at end of year	47.1	39.0
Less: Current portion of asset retirement obligations	(7.8)	(5.8)
Long-term asset retirement obligations	$39.3	$33.2

1)	Represents the fair value of the asset retirement obligations assumed through the acquisition of Louisiana Midstream.

For the Partnership’s operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Partnership has reflected $57.6 million and $57.4 million as of December 31, 2013 and 2012, in the accompanying Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 10: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities in the Consolidated Balance Sheets as of December 31, 2013 and 2012, are summarized in the table below. The table also includes amounts related to unamortized debt expense and unamortized discount on long-term debt. While these amounts are not regulatory assets and liabilities, they are a critical component of the embedded cost of debt financing utilized in the Texas Gas rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax recorded in regulatory accounting. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to eighteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2013 and 2012 (in millions):

	2013	2012
Regulatory Assets:
Pension	$10.6	$10.6
Tax effect of AFUDC equity	3.9	4.3
Unamortized debt expense and premium on reacquired debt	11.5	13.5
Fuel tracker	0.8	3.3
Total regulatory assets	$26.8	$31.7
Regulatory Liabilities:
Cashout and fuel tracker	$1.1	$0.9
Provision for other asset retirement	57.6	57.4
Unamortized discount on long-term debt	(1.8)	(2.2)
Postretirement benefits other than pension	32.7	29.3
Other	—	0.1
Total regulatory liabilities	$89.6	$85.5

Note 11:  Financing

Long-Term Debt

The following table presents all long-term debt issues outstanding as of December 31, 2013 and 2012 (in millions):

	2013	2012
Notes and Debentures:
Boardwalk Pipelines
5.88% Notes due 2016	$250.0	$250.0
5.50% Notes due 2017	300.0	300.0
5.20% Notes due 2018	185.0	185.0
5.75% Notes due 2019	350.0	350.0
3.375% Notes due 2023	300.0	300.0

Gulf South
5.05% Notes due 2015	275.0	275.0
6.30% Notes due 2017	275.0	275.0
4.00% Notes due 2022	300.0	300.0

Texas Gas
4.60% Notes due 2015	250.0	250.0
4.50% Notes due 2021	440.0	440.0
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	3,025.0	3,025.0

Term Loan:	225.0	225.0

Revolving Credit Facility:
Boardwalk Pipelines	—	—
Gulf Crossing	175.0	302.0
Gulf South	—	—
Texas Gas	—	—
Total revolving credit facility	175.0	302.0

Capital lease:	10.0	—
	3,435.0	3,552.0
Less: unamortized debt discount	(10.6)	(12.8)
Total Long-Term Debt and Capital Lease Obligation	$3,424.4	$3,539.2

Maturities of the Partnership’s long-term debt for the next five years and in total thereafter are as follows (in millions):

2014	$—
2015	525.0
2016	250.0
2017	975.0
2018	185.0
Thereafter	1,490.0
Total long-term debt	$3,425.0

Notes and Debentures

As of December 31, 2013 and 2012, the weighted-average interest rate of the Partnership's notes and debentures was 5.32%. For the years ended December 31, 2013, 2012 and 2011, the Partnership completed the following debt issuances (in millions, except interest rates):

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

(3)
The net proceeds of these offerings were used to reduce borrowings under the Partnership’s revolving credit facility and to redeem $250.0 million of Texas Gas’ 5.50% notes due April 2013 (2013 Notes) discussed below.

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

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At December 31, 2013, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Redemption of Notes

In August 2012, the 2012 Notes matured and were retired in full. The retirement of this debt was financed through the issuance of the 4.00% Gulf South notes due 2022.

In 2011, the Partnership redeemed the 2013 Notes at a premium of $21.0 million. The Partnership had unamortized discounts and deferred offering costs of $1.1 million related to the 2013 Notes. Due to the application of regulatory accounting, approximately $8.9 million of the premium and unamortized discounts related to the 2013 Notes were recognized as a regulatory asset, and will be amortized over the life of the Texas Gas 4.50% notes due 2021. The remaining $13.2 million was recognized as a loss on early extinguishment of debt.

Revolving Credit Facility

The Partnership has a revolving credit facility which has aggregate lending commitments of $1.0 billion. Outstanding borrowings under the credit facility as of December 31, 2013, and 2012, were $175.0 million and $302.0 million with a weighted-average borrowing rate of 1.29% and 1.34%. As of February 21, 2014, the Partnership had outstanding borrowings of $250.0 million, resulting in available borrowing capacity of $750.0 million.

In April 2012, the Partnership entered into a Second Amended and Restated Revolving Credit Agreement (Amended Credit Agreement) with Wells Fargo Bank, N.A., as Administrative Agent, having aggregate lending commitments of $1.0 billion, a maturity date of April 27, 2017, and including Gulf Crossing, Gulf South, Texas Gas, Boardwalk Pipelines and Boardwalk Midstream, LLC, as borrowers. Interest is determined, at the Partnership's election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.0%, plus an applicable margin, or (b) the LIBOR plus an applicable margin. The applicable margin ranges from 0.00% to 0.875% for loans bearing interest tied to the base rate and ranges from 1.00% to 1.875% for loans bearing interest based on the LIBOR rate, in each case determined based on the individual borrower's credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.125% to 0.30% and determined based on the individual borrower's credit rating from time to time.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of December 31, 2013.

Term Loan

The Partnership has a $225.0 million variable-rate term loan due October 1, 2017 (2017 Term Loan), which was used to fund the Louisiana Midstream acquisition. The 2017 Term Loan bears interest at a rate that is based on the one-month LIBOR plus an applicable margin. Outstanding borrowings as of December 31, 2013 and 2012, were $225.0 million, with a weighted-average borrowing interest rate of 1.92% and 1.96%.

The Partnership's Petal subsidiary had a $200.0 million variable-rate term loan due December 1, 2016 (Petal Term Loan) that was repaid in full in September 2012. Interest on the Petal Term Loan was payable monthly at a rate that was based on the one-month LIBOR rate plus an applicable margin. There is no further borrowing capacity under this term loan.

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

Common Unit Offering

For the years ended December 31, 2013, 2012 and 2011, the Partnership completed the following issuances and sales of common units (in millions, except the issuance price):

Month of Offering	Number of Common Units	Issuance Price	Less Underwriting Discounts and Expenses	Net Proceeds (including General Partner Contribution)	Common Units Outstanding After Offering	Common Units Held by the Public After Offering
May 2013	12.7	$30.12	$12.3	$376.5	220.3	117.6
October 2012 (1)	11.2	$26.99	$10.4	$297.6	207.7	105.0
August 2012 (1)	11.6	$27.80	$11.2	$317.9	196.5	93.8
February 2012 (1)	9.2	$27.55	$8.5	$250.2	184.9	82.2
June 1, 2011 (1)	6.0	$29.33	$6.0	$173.6	175.7	73.0

(1)	BPHC waived the prepayment provisions under the Subordinated Loans that would have required prepayment of the Subordinated Loans as a result of these issuances.

The proceeds of the May 2013, August 2012 and June 2011, offerings were used to reduce borrowings under the Partnership’s revolving credit facility; the proceeds of the February 2012 offering were used to purchase the remaining equity interests in Petal; and the proceeds of the October 2012 offering were used to purchase the remaining equity interests in Louisiana Midstream. In addition to funds received from the issuance and sale of common units, the general partner concurrently contributed amounts to maintain its 2% interest in the Partnership.

Summary of Changes in Outstanding Units

The following table summarizes changes in the Partnership’s common and class B units since January 1, 2011 (in millions):

	Common Units	Class B Units(1)
Balance, January 1, 2011	169.7	22.9
Common units issued in connection with underwritten offerings	6.0	—
Balance, December 31, 2011	175.7	22.9
Common units issued in connection with underwritten offerings	32.0	—
Balance, December 31, 2012	207.7	22.9
Common units issued in connection with underwritten offerings	12.7	—
Conversion of class B units	22.9	(22.9)
Balance, December 31, 2013	243.3	—

(1)	On October 9, 2013, all of the 22.9 million class B units were converted into common units on a one-for-one basis, pursuant to the terms of the partnership agreement.

Registration Rights Agreement

The Partnership has entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership has agreed to register the resale by BPHC of 27.9 million common units and to reimburse BPHC up to a maximum amount of $0.914 per common unit for underwriting discounts and commissions. As of December 31, 2013 and 2012, the Partnership had an accrued liability of approximately $16.0 million for future underwriting discounts and commissions that would be reimbursed to BPHC and other registration and offering costs that are expected to be incurred by the Partnership.

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

As a result of the Texas Gas rate case settlement in 2006, the Partnership is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million which is the amount included in rates. In 2013 and 2012, the Partnership funded $3.0 million and $7.5 million to the Pension Plan and expects to fund approximately $3.0 million to the plan in 2014. The Partnership does not anticipate that any Pension Plan assets will be returned to the Partnership during 2014. In 2013 and 2012, there were no payments made under the SRP. The Partnership does not expect to fund the SRP until such time as benefits are paid.

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

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In 2013 and 2012, the Partnership made $0.1 million and $0.2 million of contributions to the PBOP plan. The PBOP plan is currently in an overfunded status, therefore the Partnership does not expect to make any contributions to the plan in 2014. The Partnership does not anticipate that any plan assets will be returned to the Partnership during 2014. The Partnership uses a measurement date of December 31 for its PBOP plan.

Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2013 and 2012, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$152.5	$140.2	$59.5	$54.0
Service cost	3.9	4.0	0.5	0.5
Interest cost	5.0	5.8	2.1	2.4
Plan participants’ contributions	—	—	0.8	0.8
Actuarial loss (gain)	(1.2)	9.4	(8.3)	5.2
Benefits paid	(0.4)	(6.9)	(4.6)	(3.4)
Settlement charge	(11.3)	—	—	—
Benefit obligation at end of period	$148.5	$152.5	$50.0	$59.5

Change in plan assets:
Fair value of plan assets at beginning of period	$125.7	$112.9	$86.7	$81.8
Actual return on plan assets	14.4	12.2	(2.2)	7.3
Benefits paid	(0.4)	(6.9)	(4.6)	(3.4)
Settlement	(11.3)	—	—	—
Company contributions	3.0	7.5	0.1	0.2
Plan participants’ contributions	—	—	0.8	0.8
Fair value of plan assets at end of period	$131.4	$125.7	$80.8	$86.7

Funded status	$(17.1)	$(26.8)	$30.8	$27.2

Items not recognized as components of net periodic cost:
Prior service cost (credit)	$—	$0.1	$(16.4)	$(24.2)
Net actuarial loss	24.4	34.7	10.6	12.2
Total	$24.4	$34.8	$(5.8)	$(12.0)

At December 31, 2013 and 2012, the following aggregate information relates only to the underfunded plans (in millions):

	Retirement Plans
	For the Year Ended December 31,
	2013	2012
Projected benefit obligation	$148.5	$152.5
Accumulated benefit obligation	138.4	139.3
Fair value of plan assets	131.4	125.7

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Service cost	$3.9	$4.0	$3.9	$0.5	$0.5	$0.4
Interest cost	5.0	5.8	6.4	2.1	2.4	2.6
Expected return on plan assets	(9.1)	(8.6)	(8.0)	(4.5)	(4.3)	(3.3)
Amortization of prior service credit	—	—	—	(7.8)	(7.8)	(7.8)
Amortization of unrecognized net loss	2.1	2.1	1.2	—	0.1	0.7
Settlement charge	1.7	—	—	—	—	—
Regulatory asset decrease	—	—	—	—	—	4.2
Net periodic benefit cost	$3.6	$3.3	$3.5	$(9.7)	$(9.1)	$(3.2)

Due to the Texas Gas rate case settlement in 2006, Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million.

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2014	$13.1	$3.2
2015	10.4	3.2
2016	15.8	3.2
2017	16.2	3.2
2018	15.2	3.3
2019-2022	74.4	16.4

Weighted –Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2013 and 2012, were as follows:

	Retirement Plans				PBOP
	For the Year Ended December 31,				For the Year Ended December 31,
	2013		2012		2013	2012
	Pension	SRP	Pension	SRP
Discount rate	4.00%	4.25%	3.25%	3.50%	4.50%	3.90%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	5.30%	5.30%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans						PBOP
	For the Year Ended December 31,						For the Year Ended December 31,
	2013		2012		2011		2013	2012	2011
	Pension	SRP	Pension	SRP	Pension	SRP
Discount rate	3.25%/4.10% (1)	3.50%	4.25%	4.25%	5.00%	5.00%	3.90%	4.70%	5.38%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	5.30%	5.30%	4.64%
Rate of compensation increase	3.50%	3.50%	4.00%	4.00%	4.00%	4.00%	—	—	—

(1) Pension expense was remeasured at September 30, 2013, to reflect a settlement.

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

PBOP Assumed Health Care Cost Trends

Assumed health care cost trend rates have a significant effect on the amounts reported for PBOP. A one-percentage-point change in assumed trend rates for health care costs would have had the following effects on amounts reported for the year ended December 31, 2013 (in millions):

Effect of 1% Increase:	2013
Benefit obligation at end of year	$1.9
Total of service and interest costs for year	0.1

Effect of 1% Decrease:
Benefit obligation at end of year	$(1.6)
Total of service and interest costs for year	(0.1)

For measurement purposes, for December 31, 2013, health care cost trend rates for the plans were assumed to remain at 8.5% for 2014-2015, grading down to 5.0% by 2022, assuming 0.5% annual increments for all participants. For December 31, 2012, health care cost trend rates for the plans were assumed to increase 8.5% for 2013-2014, grading down to 5.0% in 0.5% annual increments for all participants.

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

The Pension Plan investments are held in a trust account and consist of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Use of the Master Trust permits the commingling of trust assets of the Pension Plan with the assets of the Loews Corporation Cash Balance Retirement Plan for investment and administrative purposes. Although assets of all plans are commingled in the Master Trust, the custodian maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income of the investment assets is allocated by the custodian to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. The Master Trust assets are measured at fair value. The fair value of the interest in the assets of the Master Trust associated with the Pension Plan as of December 31, 2013 and 2012, was $131.4 million (or 51.0%) and $125.7 million (or 50.9%), of the total Master Trust assets.

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

The following table sets forth by level within the fair value hierarchy a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2013 (in  millions):

	Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$44.6	$—	$—	$44.6
Short-term investments	4.4	—	—	4.4
Other assets	—	3.4	—	3.4
Fixed income mutual funds	100.1	0.3	—	100.4
Asset-backed securities	—	5.8	—	5.8
Limited partnerships :
Hedge funds	—	57.5	29.7	87.2
Private equity	—	—	11.7	11.7
Total investments	$149.1	$67.0	$41.4	$257.5

The following table sets forth by level within the fair value hierarchy a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2012 (in  millions):

	Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$37.2	$—	$—	$37.2
Short-term investments	4.2	—	—	4.2
Fixed income mutual funds	110.3	—	—	110.3
Asset-backed securities	—	3.0	—	3.0
Limited partnerships:
Hedge funds	—	53.3	32.0	85.3
Private equity	—	—	7.1	7.1
Total investments	$151.7	$56.3	$39.1	$247.1

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for the Master Trust (in millions):

	Limited Partnerships: Hedge Funds	Limited Partnerships: Private Equity
Balance, January 1, 2012	$25.5	$7.4
Actual return on assets still held	3.8	0.5
Actual return on assets sold	(0.1)	0.5
Purchases, sales and settlements	2.8	(1.3)
Net transfers in/(out) of Level 3	—	—
Balance, December 31, 2012	$32.0	$7.1
Actual return on assets still held	6.2	2.1
Actual return on assets sold	(0.3)	(0.3)
Purchases, sales and settlements	(8.2)	2.8
Net transfers in/(out) of Level 3	—	—
Balance, December 31, 2013	$29.7	$11.7

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

The following table sets forth by level within the fair value hierarchy a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2013 (in  millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$2.7	$—	$—	$2.7
Fixed income mutual funds	2.8	—	—	2.8
Asset-backed securities	—	19.8	—	19.8
Corporate and other bonds	—	16.9	—	16.9
Tax exempt securities	—	38.6	—	38.6
Total investments	$5.5	$75.3	$—	$80.8

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

There were no Level 3 assets at December 31, 2013 and 2012.

Investment strategy

Pension Plan: The Partnership employs a total-return approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment strategy has been to allocate between 40% and 60% of the investment portfolio to equity and alternative investments, including limited partnerships, with consideration given to market conditions and target asset returns. The investment portfolio contains a diversified blend of fixed income, equity and short-term securities. Alternative investments, including limited partnerships, have been used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2013, the pension trust had committed $5.8 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. At December 31, 2013 and 2012, all of the PBOP investments were in fixed income securities.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $8.6 million, $8.0 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011.

Long-Term Incentive Compensation Plans

The Partnership grants to selected employees long-term compensation awards under the LTIP, the UAR and Cash Bonus Plan, and previously made grants under the Strategic Long-Term Incentive Plan (SLTIP). These awards are intended to align the interests of the employees with those of the Partnership’s unitholders, encourage superior performance, attract and retain employees who are essential for the Partnership’s growth and profitability and to encourage employees to devote their best efforts to advancing the Partnership’s business over both long and short-term time horizons. The Partnership also makes annual grants of common units to certain of its directors under the LTIP.

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

A summary of the status of the Phantom Common Units granted under the Partnership’s LTIP as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012, is presented below:

	Phantom Common Units		Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2012 (1)	218,089	(2)	$5.3	2.9
Granted	22,814		0.6	2.4
Paid	(24,270)		(0.8)	—
Forfeited	(24,038)		—	—
Outstanding at December 31, 2012 (1)	192,595		4.7	2.0
Granted	220,808		5.7	2.8
Forfeited	(33,355)		—	—
Outstanding at December 31, 2013 (1)	380,048		$10.9	1.5

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.

(2)	Includes 24,270 of Phantom Common Units with a total value of $0.8 million which vested on December 16, 2011 and were paid in cash on January 20, 2012.

The fair value of the awards at the date of grant was based on the closing market price of the Partnership’s common units on or directly preceding the date of grant. The fair value of the awards at December 31, 2013 and 2012 was based on the closing market price of the common unit on those dates of $25.52 and $24.90 plus the accumulated value of the DERs. The fair value of the awards will be recognized ratably over the vesting period and remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities. The Partnership recorded $3.2 million, $1.5 million and $0.3 million in Administrative and general expenses during 2013, 2012 and 2011 for the ratable recognition of the fair value of the Phantom Common Unit awards. The total estimated remaining unrecognized compensation expense related to the Phantom Common Units outstanding at December 31, 2013 and 2012, was $6.1 million and $3.1 million.

In 2013 and 2012 the general partner purchased 7,484 and 2,000 of the Partnership’s common units in the open market at a price of $26.72 and $27.24 per unit. These units were granted under the LTIP to the independent directors as part of their director compensation. At December 31, 2013, 3,506,224 units were available for grants under the LTIP.

UAR and Cash Bonus Plan

The UAR and Cash Bonus Plan provides for grants of UARs and Long-Term Cash Bonuses to selected employees of the Partnership. As of December 31, 2013, there were no Long-Term Cash Bonuses outstanding. The Partnership recorded compensation expense of $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011 related to the Long-Term Cash Bonuses.

 The economic value of the UARs is tied to the value of the Partnership’s common units, but these awards do not confer any rights of ownership to the grantee. Under the terms of the UAR and Cash Bonus Plan, after the expiration of a restricted period (vesting period) each awarded UAR would become vested and payable in cash to the extent the fair market value (as defined in the plan) of a common unit on such date exceeds the exercise price. Each UAR includes a feature whereby the exercise price is reduced by the amount of any cash distributions made by the Partnership with respect to a common unit during the restricted period (DER Adjustment). Except in limited circumstances, upon termination of employment during the restricted period, any outstanding and unvested awards of UARs would be cancelled unpaid. The fair value of the UARs will be recognized ratably over the vesting period, and will be remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities.

A summary of the outstanding UARs granted under the Partnership’s UAR and Cash Bonus Plan as of December 31, 2013 and 2012, and changes during 2013 and 2012 is presented below:

	UARs	Weighted- Average Exercise Price	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2012 (1)	656,517	$29.28	$3.0	2.3
Forfeited	(83,638)
Granted (2)	6,786	26.46	—	2.7
Granted (3)	26,082	27.90	0.1	2.2
Outstanding at December 31, 2012 (1)	605,747	29.18	1.7	1.4
Paid	(359,148)
Forfeited	(61,400)
Granted (4)	293,809	27.57	1.8	2.8
Outstanding at December 31, 2013 (1)	479,008	$27.47	$1.9	1.5

(1)	Represents weighted-average exercise price, remaining weighted-average vesting period and total fair value of outstanding awards at the end of the period.

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

(4)
Represents the weighted-average exercise price and weighted-average vesting period of awards at grant date. The exercise price for each UAR granted was set at $27.57, the closing price of the Partnership’s common units on the New York Stock Exchange on the grant date on February 7, 2013.

The fair value of the UARs were based on the computed value of a call on the Partnership’s common units at the exercise price. The following assumptions were used as inputs to the Black-Scholes valuation model for grants made during 2013 and 2012:

	Grant Date Assumptions for Grants Made in 2013	Grant Date Assumptions for Grants Made in 2012
Expected life (years)	2.8	2.2 - 2.7
Risk free interest rate (1)	0.35%	0.29% - 0.47%
Expected volatility (2)	32%	31% - 34%

(1)	Based on the U.S. Treasury yield curve corresponding to the remaining life of the UAR.

(2)	Based on the historical volatility of the Partnership’s common units.

The Partnership recorded compensation expense of $0.9 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011 related to the UARs. As of December 31, 2013 and 2012, there was $0.9 million and $0.8 million of total unrecognized compensation cost related to the non-vested portion of the UARs.

SLTIP

The SLTIP provided for the issuance of up to 500 phantom general partner units (Phantom GP Units) to selected employees of the Partnership and its subsidiaries. The Partnership recorded $0.2 million, $2.3 million and $2.5 million in Administrative and general expenses during 2013, 2012 and 2011 for the ratable recognition of the fair value of the GP Phantom Unit awards. There are no GP Phantom Units outstanding at December 31, 2013, and no additional grants of Phantom GP Units are expected to be made under the SLTIP.

A summary of the status of the Partnership’s SLTIP as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012, is presented below:

	Phantom GP Units	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2012 (1)	262.5	$12.4	0.8
Paid	(116.5)	(5.0)	—
Forfeited	(1.0)	—	—
Outstanding at December 31, 2012 (1)	145.0	6.9	0.2
Paid	(145.0)	(7.2)	—
Outstanding at December 31, 2013	—	$—	—

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.

Note 13:  Cash Distributions and Net Income per Unit

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

(1)
The class B unitholders participated in distributions on a pari passu basis with the Partnership’s common units up to $0.30 per unit per quarter. The class B units did not participate in quarterly distributions above $0.30 per unit and converted into common units on a one-for-one basis on October 9, 2013.

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and class B units and the 2% general partner interest and IDRs held by its general partner as follows (in millions, except distribution per unit):

Payment Date	Distribution per Unit	Amount Paid to Common Unitholders	Amount Paid to Class B Unitholder		Amount Paid to General Partner (Including IDRs) (1)
November 14, 2013	$0.5325	$129.5	$—	(2)	$12.4
August 15, 2013	0.5325	117.3	6.9		11.4
May 16, 2013	0.5325	110.6	6.8		10.7
February 28, 2013	0.5325	110.6	6.9		10.8
November 15, 2012	0.5325	110.6	6.9		10.8
August 16, 2012	0.5325	104.6	6.9		10.2
May 17, 2012	0.5325	98.5	6.8		9.6
February 23, 2012	0.530	98.1	6.8		9.1
November 17, 2011	0.5275	92.7	6.9		8.2
August 18, 2011	0.525	92.2	6.9		7.8
May 19, 2011	0.5225	88.6	6.9		7.4
February 24, 2011	0.520	88.2	6.8		7.3

(1)	In 2013, 2012 and 2011, the Partnership paid $34.6 million, $30.1 million and $22.3 million in distributions on behalf of IDRs.

(2)	On October 9, 2013, all of the 22.9 million Class B units were converted into common units on a one-for-one basis, pursuant to the terms of the partnership agreement.

In February 2014, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

Under the Partnership’s partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro rata basis, except that the class B units’ participation in net income was limited to $0.30 per unit per quarter. The Class B units were converted to common units on a one-for-one basis in October 2013. Payments made on account of the Partnership’s various ownership interests are determined in relation to actual declared distributions, and are not based on the assumed allocations required under GAAP.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing basic and diluted net income per unit for the year ended December 31, 2013. Basic net income per unit is calculated based on the weighted average number of units outstanding for the period. Diluted net income per unit is calculated assuming that the class B units converted on the date that they became convertible, or July 1, 2013, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$250.2
Less: Net loss attributable to noncontrolling interests	(3.5)
Net income attributable to controlling interests	253.7
Declared distribution	430.5	$381.8	$13.7	$35.0
Assumed allocation of undistributed net loss - basic	(176.8)	(160.5)	(12.8)	(3.5)
Assumed allocation of net income attributable to limited partner unitholders and general partner - basic	$253.7	$221.3	$0.9	$31.5
Allocation for diluted earnings per unit	—	(4.6)	4.6	—
Assumed allocation of net income attributable to limited partner unitholders and general partner - diluted	$253.7	$216.7	$5.5	$31.5
Weighted-average units outstanding - basic		220.5	17.6
Weighted-average units outstanding - diluted		226.8	11.3
Net income per unit - basic		$1.00	$0.05
Net income per unit - diluted		$0.96	$0.48

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the year ended December 31, 2012, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$306.0
Less: Net loss attributable to predecessor equity	(2.2)
Net income attributable to controlling interests	308.2
Declared distribution	493.1	$424.3	$27.5	$41.3
Assumed allocation of undistributed net loss	(184.9)	(162.0)	(19.2)	(3.7)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$308.2	$262.3	$8.3	$37.6
Weighted-average units outstanding		191.9	22.9
Net income per unit		$1.37	$0.36

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the year ended December 31, 2011 (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$217.0
Less: Net loss attributable to predecessor equity	(3.2)
Net income attributable to controlling interests	220.2
Declared distribution	431.6	$371.6	$27.5	$32.5
Assumed allocation of undistributed net loss	(211.4)	(183.0)	(24.2)	(4.2)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$220.2	$188.6	$3.3	$28.3
Weighted-average units outstanding		173.3	22.9
Net income per unit		$1.09	$0.14

Note 14:  Income Taxes

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

Following is a summary of the provision for income taxes for the periods ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Current expense:
State	$0.4	$(0.2)	$0.3
Total	0.4	(0.2)	0.3
Deferred provision:
State	0.1	0.7	0.1
Total	0.1	0.7	0.1
Income taxes	$0.5	$0.5	$0.4

The Partnership’s tax years 2010 through 2013 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, there were no significant deferred income tax assets or liabilities.

Note 15:  Credit Risk

Major Customers

Operating revenues received from the Partnership’s major customer (in millions) and the percentage of total operating revenues earned from that customer were:

	For the Year Ended December 31,
	2013		2012		2011
	Revenue	%	Revenue	%	Revenue	%
Devon Gas Services, LP	$127.1	11%	$133.3	12%	$134.2	12%

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas and NGLs loaned to customers. As of December 31, 2013, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 19.6 TBtu. Assuming an average market price during December 2013 of $4.17 per MMBtu, the market value of that gas was approximately $81.7 million. As of December 31, 2013, there were no outstanding imbalances owed to the operating subsidiaries from NGLs. As of December 31, 2012, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL agreements was approximately 11.7 TBtu. Assuming an average market price during December 2012 of $3.32 per MMBtu, the market value of this gas at December 31, 2012, would have been approximately $38.8 million. As of December 31, 2012, the amount of NGLs owed to the operating subsidiaries due to imbalances was approximately 0.1 MMbbls, which had a market value of approximately $6.8 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 16:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $8.3 million, $8.3 million and $18.3 million for the years ended December 31, 2013, 2012 and 2011.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $296.8 million, $285.7 million and $273.3 million for the years ended December 31, 2013, 2012 and 2011.

In 2013, the Partnership entered into agreements with BPHC to form Boardwalk Bluegrass and Boardwalk Moss Lake. Refer to Note 3 for further information. For the year ended December 31, 2013, the Partnership contributed $11.9 million and BPHC contributed $90.0 million of cash and assets to these entities.

Note 17:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Cash paid during the period for:
Interest (net of amount capitalized) (1)	$151.0	$169.8	$172.7
Income taxes, net	$0.3	$0.2	$0.3
Non-cash adjustments:
Accounts payable and PPE (2)	$38.1	$37.9	$23.8
Capital lease obligations incurred	$10.5	$—	$—

(1)
The 2012 period includes payments of $9.6 million related to the settlements of interest rate derivatives and the 2011 period includes premium payments of $21.0 million related to the 2013 Notes redemption.

(2)	The 2012 amount was restated to include $1.9 million previously excluded.

Note 18:  Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for 2013 and 2012 for the Partnership (in millions, except for earnings per unit):

	2013
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$312.9	$275.5	$288.7	$328.5
Operating expenses	254.4	172.3	177.6	186.8
Operating income	58.5	103.2	111.1	141.7
Interest expense, net	41.1	40.9	40.6	40.3
Other (income) expense	0.5	0.6	—	(0.2)
Income before income taxes	16.9	61.7	70.5	101.6
Income taxes	0.2	—	0.1	0.2
Net income	16.7	61.7	70.4	101.4
Net loss attributable to noncontrolling interests	(2.8)	(0.6)	(0.1)	—
Net income attributable to controlling interests	$19.5	$62.3	$70.5	$101.4
Basic net income per unit:
Common units	$0.08	$0.27	$0.28	$0.42
Class B units	$(0.02)	$(0.32)	$0.03	$0.19
Diluted net income per unit:
Common units	$0.08	$0.21	$0.28	$0.42
Class B units	$—	$—	$0.03	$0.19

	2012
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$325.7	$270.6	$275.8	$312.9
Operating expenses	195.5	169.1	167.3	179.3
Operating income	130.2	101.5	108.5	133.6
Interest expense, net	40.1	43.3	43.4	40.9
Other (income) expense	(0.1)	(0.1)	(0.1)	(0.1)
Income before income taxes	90.2	58.3	65.2	92.8
Income taxes	0.1	0.1	0.1	0.2
Net income	$90.1	$58.2	$65.1	$92.6
Basic net income per unit:
Common units	$0.38	$0.26	$0.30	$0.43
Class B units	$0.14	$(0.02)	$0.07	$0.19
Diluted net income per unit:
Common units	$0.38	$0.26	$0.30	$0.43
Class B units	$0.14	$(0.02)	$0.07	$0.19

Note 19:  Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at December 31, 2013 and 2012. Note 11 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The 2012 Condensed Consolidating Statements of Comprehensive Income Subsidiary Issuer and Elimination columns were increased by $6.7 million in the Gain (loss) on cash flow hedges line, increased by $0.3 million in the Reclassification adjustment transferred to Net Income from cash flow hedges line and changed by $6.4 million in the Total Comprehensive Income line to reflect the equity portion of the non-guarantor subsidiaries balances. In addition, for the 2011 Condensed Consolidating Statements of Comprehensive Income, the Subsidiary Issuer and Elimination columns were changed by $1.5 million in the Reclassification adjustment transferred to Net Income from cash flow hedges line and in the Total Comprehensive Income line to reflect the equity portion of the non-guarantor subsidiaries balances.

Condensed Consolidating Balance Sheets as of December 31, 2013
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.2	$9.2	$19.1	$—	$28.5
Receivables	—	—	119.2	—	119.2
Receivables - affiliate	0.1	0.1	14.3	(13.4)	1.1
Gas and liquids stored underground	—	—	0.7	—	0.7
Prepayments	0.3	—	12.6	—	12.9
Advances to affiliates	—	—	194.4	(194.4)	—
Other current assets	—	—	23.8	(9.1)	14.7
Total current assets	0.6	9.3	384.1	(216.9)	177.1
Investment in consolidated subsidiaries	1,480.8	6,138.3	—	(7,619.1)	—
Property, plant and equipment, gross	0.6	—	8,722.7	—	8,723.3
Less–accumulated depreciation and amortization	0.6	—	1,488.6	—	1,489.2
Property, plant and equipment, net	—	—	7,234.1	—	7,234.1
Other noncurrent assets	0.3	3.7	420.7	—	424.7
Advances to affiliates – noncurrent	2,512.1	168.7	733.1	(3,413.9)	—
Investment in unconsolidated affiliates	—	—	78.6	—	78.6
Total other assets	2,512.4	172.4	1,232.4	(3,413.9)	503.3

Total Assets	$3,993.8	$6,320.0	$8,850.6	$(11,249.9)	$7,914.5

Liabilities & Partners' Capital/ Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$—	$70.6	$—	$70.8
Payable to affiliates	0.7	—	13.9	(13.4)	1.2
Advances from affiliates	—	194.4	—	(194.4)	—
Other current liabilities	—	19.7	153.3	(9.0)	164.0
Total current liabilities	0.9	214.1	237.8	(216.8)	236.0
Total long-term debt and capital lease obligation	—	1,379.9	2,044.5	—	3,424.4
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,245.2	168.7	(3,413.9)	—
Other noncurrent liabilities	—	—	174.8	(0.1)	174.7
Total other liabilities and deferred credits	16.0	3,245.2	343.5	(3,414.0)	190.7
Total partners’ capital/member’s equity	3,976.9	1,480.8	6,138.3	(7,619.1)	3,976.9
Noncontrolling interest	—	—	86.5	—	86.5
Total Equity	3,976.9	1,480.8	6,224.8	(7,619.1)	4,063.4
Total Liabilities and Partners' Capital/Member’s Equity	$3,993.8	$6,320.0	$8,850.6	$(11,249.9)	$7,914.5

Condensed Consolidating Balance Sheets as of December 31, 2012
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.1	$1.0	$2.8	$—	$3.9
Receivables	—	—	119.5	(7.3)	112.2
Gas and liquids stored underground	—	—	10.8	—	10.8
Prepayments	—	—	15.2	—	15.2
Advances to affiliates	—	—	2.0	(2.0)	—
Other current assets	0.4	—	18.1	(3.6)	14.9
Total current assets	0.5	1.0	168.4	(12.9)	157.0
Investment in consolidated subsidiaries	1,257.0	5,785.7	—	(7,042.7)	—
Property, plant and equipment, gross	0.6	—	8,422.7	—	8,423.3
Less–accumulated depreciation and amortization	0.6	—	1,233.5	—	1,234.1
Property, plant and equipment, net	—	—	7,189.2	—	7,189.2
Other noncurrent assets	0.1	4.8	511.4	—	516.3
Advances to affiliates – noncurrent	2,638.5	84.4	582.6	(3,305.5)	—
Total other assets	2,638.6	89.2	1,094.0	(3,305.5)	516.3

Total Assets	$3,896.1	$5,875.9	$8,451.6	$(10,361.1)	$7,862.5

Liabilities & Partners' Capital/ Member’s Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.1	$—	$96.2	$(7.3)	$89.0
Payable to affiliates	2.7	—	—	—	2.7
Advances from affiliate	—	2.0	—	(2.0)	—
Other current liabilities	0.2	16.9	150.4	(3.4)	164.1
Total current liabilities	3.0	18.9	246.6	(12.7)	255.8
Total long-term debt	—	1,378.9	2,160.3	—	3,539.2
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,221.1	84.4	(3,305.5)	—
Other noncurrent liabilities	—	—	174.6	(0.2)	174.4
Total other liabilities and deferred credits	16.0	3,221.1	259.0	(3,305.7)	190.4
Total partners’ capital/member’s equity	3,877.1	1,257.0	5,785.7	(7,042.7)	3,877.1
Noncontrolling interest	—	—	—	—	—
Total Equity	3,877.1	1,257.0	5,785.7	(7,042.7)	3,877.1
Total Liabilities and Partners' Capital/Member’s Equity	$3,896.1	$5,875.9	$8,451.6	$(10,361.1)	$7,862.5

Condensed Consolidating Statements of Income for the Year Ended December 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,116.4	$(88.4)	$1,028.0
Parking and lending	—	—	24.0	(0.1)	23.9
Storage	—	—	111.0	(0.1)	110.9
Other	—	—	42.8	—	42.8
Total operating revenues	—	—	1,294.2	(88.6)	1,205.6

Operating Costs and Expenses:
Fuel and transportation	—	—	182.0	(88.6)	93.4
Operation and maintenance	—	0.3	186.2	—	186.5
Administrative and general	(0.1)	0.8	116.7	—	117.4
Other operating costs and expenses	0.3	0.1	393.4	—	393.8
Total operating costs and expenses	0.2	1.2	878.3	(88.6)	791.1
Operating (loss) income	(0.2)	(1.2)	415.9	—	414.5

Other Deductions (Income):
Interest expense	—	72.7	90.7	—	163.4
Interest expense - affiliates	(33.6)	41.3	(7.7)	—	—
Interest income	—	—	(0.5)	—	(0.5)
Equity in earnings of subsidiaries	(220.3)	(335.5)	—	555.8	—
Equity losses in unconsolidated affiliates	—	—	1.2	—	1.2
Miscellaneous other income	—	—	(0.3)	—	(0.3)
Total other (income) deductions	(253.9)	(221.5)	83.4	555.8	163.8

Income before income taxes	253.7	220.3	332.5	(555.8)	250.7
Income taxes	—	—	0.5	—	0.5

Net Income	253.7	220.3	332.0	(555.8)	250.2
Net loss attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)
Net income attributable to controlling interests	$253.7	$220.3	$335.5	$(555.8)	$253.7

Condensed Consolidating Statements of Income for the Year Ended December 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,147.5	$(89.2)	$1,058.3
Parking and lending	—	—	28.7	(0.7)	28.0
Storage	—	—	85.4	(0.7)	84.7
Other	—	—	14.0	—	14.0
Total operating revenues	—	—	1,275.6	(90.6)	1,185.0

Operating Costs and Expenses:
Fuel and transportation	—	—	170.0	(90.6)	79.4
Operation and maintenance	—	—	167.2	—	167.2
Administrative and general	0.5	—	114.8	—	115.3
Other operating costs and expenses	0.3	—	349.0	—	349.3
Total operating costs and expenses	0.8	—	801.0	(90.6)	711.2
Operating (loss) income	(0.8)	—	474.6	—	473.8

Other Deductions (Income):
Interest expense	—	63.1	98.4	—	161.5
Interest expense - affiliates	(35.6)	52.9	(10.4)	—	6.9
Interest income	—	—	(0.7)	—	(0.7)
Equity in earnings of subsidiaries	(271.2)	(387.2)	—	658.4	—
Miscellaneous other income	—	—	(0.4)	—	(0.4)
Total other (income) deductions	(306.8)	(271.2)	86.9	658.4	167.3

Income before income taxes	306.0	271.2	387.7	(658.4)	306.5
Income taxes	—	—	0.5	—	0.5

Net Income	$306.0	$271.2	$387.2	$(658.4)	$306.0

Condensed Consolidating Statements of Income for the Year Ended December 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,165.8	$(98.6)	$1,067.2
Parking and lending	—	—	12.8	(0.8)	12.0
Storage	—	—	52.2	—	52.2
Other	—	—	11.5	—	11.5
Total operating revenues	—	—	1,242.3	(99.4)	1,142.9

Operating Costs and Expenses:
Fuel and transportation	—	—	202.2	(99.4)	102.8
Operation and maintenance	—	—	175.2	—	175.2
Administrative and general	(0.3)	—	137.5	—	137.2
Other operating costs and expenses	0.3	—	338.2	—	338.5
Total operating costs and expenses	—	—	853.1	(99.4)	753.7
Operating income	—	—	389.2	—	389.2

Other Deductions (Income):
Interest expense	0.1	64.4	87.4	—	151.9
Interest expense - affiliates	(31.6)	46.1	(6.5)	—	8.0
Loss on early retirement of debt	—	—	13.2	—	13.2
Interest income	—	—	(0.4)	—	(0.4)
Equity in earnings of subsidiaries	(185.5)	(296.0)	—	481.5	—
Miscellaneous other income	—	—	(0.9)	—	(0.9)
Total other (income) deductions	(217.0)	(185.5)	92.8	481.5	171.8

Income before income taxes	217.0	185.5	296.4	(481.5)	217.4
Income taxes	—	—	0.4	—	0.4

Net Income	$217.0	$185.5	$296.0	$(481.5)	$217.0

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$253.7	$220.3	$332.0	$(555.8)	$250.2
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	1.6	1.6	1.6	(3.2)	1.6
Reclassification adjustment transferred to Net Income from cash flow hedges	1.2	1.2	(0.5)	(0.7)	1.2
Pension and other postretirement benefit costs	0.7	0.7	0.7	(1.4)	0.7
Total Comprehensive Income	257.2	223.8	333.8	(561.1)	253.7
Comprehensive loss attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)
Comprehensive income attributable to controlling interests	$257.2	$223.8	$337.3	$(561.1)	$257.2

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$306.0	$271.2	$387.2	$(658.4)	$306.0
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	(7.1)	(7.1)	(6.7)	13.8	(7.1)
Reclassification adjustment transferred to Net Income from cash flow hedges	2.0	2.0	0.3	(2.3)	2.0
Pension and other postretirement benefit costs	(12.8)	(12.8)	(12.8)	25.6	(12.8)
Total Comprehensive Income	$288.1	$253.3	$368.0	$(621.3)	$288.1

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$217.0	$185.5	$296.0	$(481.5)	$217.0
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	3.1	3.1	3.1	(6.2)	3.1
Reclassification adjustment transferred to Net Income from cash flow hedges	0.2	0.2	(1.5)	1.3	0.2
Pension and other postretirement benefit costs	(13.2)	(13.2)	(13.2)	26.4	(13.2)
Total Comprehensive Income	$207.1	$175.6	$284.4	$(460.0)	$207.1

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$33.9	$(108.8)	$609.2	$—	$534.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(294.8)	—	(294.8)
Proceeds from sale of operating assets	—	—	60.7	—	60.7
Proceeds from insurance and other recoveries	—	—	1.4	—	1.4
Advances to affiliate	126.4	(84.3)	(342.8)	300.7	—
Investment in consolidated affiliate	—	(15.1)	—	15.1	—
Investment in unconsolidated affiliates	—	—	(76.7)	—	(76.7)
Net cash provided by (used in) investing activities	126.4	(99.4)	(652.2)	315.8	(309.4)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	1,128.0	—	1,128.0
Repayment of borrowings on revolving credit agreement	—	—	(1,255.0)	—	(1,255.0)
Contribution from parent	—	—	15.1	(15.1)	—
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliate	(2.8)	216.4	84.3	(300.7)	(2.8)
Distributions paid	(533.9)	—	—	—	(533.9)
Capital contribution from noncontrolling interests	—	—	87.1	—	87.1
Proceeds from sale of common units	368.7	—	—	—	368.7
Capital contribution from general partner	7.8	—	—	—	7.8
Net cash (used in) provided by financing activities	(160.2)	216.4	59.3	(315.8)	(200.3)

Increase in cash and cash equivalents	0.1	8.2	16.3	—	24.6
Cash and cash equivalents at beginning of period	0.1	1.0	2.8	—	3.9
Cash and cash equivalents at end of period	$0.2	$9.2	$19.1	$—	$28.5

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2012
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$31.4	$577.9	$655.7	$(689.5)	$575.5

INVESTING ACTIVITIES:
Capital expenditures	—	—	(226.9)	—	(226.9)
Proceeds from sale of operating assets	—	—	5.9	—	5.9
Proceeds from insurance and other recoveries	—	—	10.4	—	10.4
Advances to affiliate	(404.2)	(84.4)	66.2	422.4	—
Investment in consolidated affiliate	(17.0)	(398.0)	—	415.0	—
Acquisition of business, net of cash acquired	—	—	(620.2)	—	(620.2)
Net cash (used in) provided by investing activities	(421.2)	(482.4)	(764.6)	837.4	(830.8)

FINANCING ACTIVITIES:
Proceeds from long-term debt and term loans	—	297.6	520.4	—	818.0
Repayment of borrowings from long- term debt, term loans and subordinated debt	—	(100.0)	(425.0)	—	(525.0)
Proceeds from borrowings on revolving credit agreement	—	300.0	1,835.0	—	2,135.0
Repayment of borrowings on revolving credit agreement including financing costs	—	(403.8)	(1,891.5)	—	(2,295.3)
Contribution from parent	—	17.0	398.0	(415.0)	—
Contribution received related to predecessor equity	—	—	269.2	—	269.2
Repayment of contribution received related to predecessor equity	—	(554.0)	—	—	(554.0)
Advances from affiliate	2.6	338.0	84.4	(422.4)	2.6
Distributions paid	(478.9)	—	(689.5)	689.5	(478.9)
Proceeds from sale of common units	847.7	—	—	—	847.7
Capital contribution from general partner	18.0	—	—	—	18.0
Net cash provided by (used in) financing activities	389.4	(105.2)	101.0	(147.9)	237.3

Decrease in cash and cash equivalents	(0.4)	(9.7)	(7.9)	—	(18.0)
Cash and cash equivalents at beginning of period	0.5	10.7	10.7	—	21.9
Cash and cash equivalents at end of period	$0.1	$1.0	$2.8	$—	$3.9

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2011
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$31.4	$32.2	$543.1	$(152.8)	$453.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(141.9)	—	(141.9)
Proceeds from sale of operating assets	—	—	31.5	—	31.5
Proceeds from insurance and other recoveries	—	—	9.6	—	9.6
Advances to affiliate	227.0	107.8	(288.5)	(46.3)	—
Investment in consolidated affiliate	(11.6)	(70.0)	—	81.6	—
Acquisition of business, net of cash acquired	—	—	(545.5)	—	(545.5)
Net cash provided by (used in) investing activities	215.4	37.8	(934.8)	35.3	(646.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt and term loan	—	—	636.8	—	636.8
Repayment of borrowings from long-term debt	—	—	(250.0)	—	(250.0)
Payments of premiums on extinguishment of long-term debt	—	—	(21.0)	—	(21.0)
Proceeds from borrowings on revolving credit agreement	—	305.0	280.0	—	585.0
Repayment of borrowings on revolving credit agreement	—	(490.0)	(340.0)	—	(830.0)
Contribution from parent	—	11.6	70.0	(81.6)	—
Contributions received related to predecessor equity	—	—	284.8	—	284.8
Advances from affiliate	—	61.5	(107.8)	46.3	—
Distributions paid	(419.9)	—	(152.8)	152.8	(419.9)
Proceeds from sale of common units	170.0	—	—	—	170.0
Capital contribution from general partner	3.6	—	—	—	3.6
Net cash (used in) provided by financing activities	(246.3)	(111.9)	400.0	117.5	159.3

Increase (decrease) in cash and cash equivalents	0.5	(41.9)	8.3	—	(33.1)
Cash and cash equivalents at beginning of period	—	52.6	2.4	—	55.0
Cash and cash equivalents at end of period	$0.5	$10.7	$10.7	$—	$21.9

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in Item 8 of this Report, has issued a report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

We have audited the internal control over financial reporting of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, Boardwalk Pipeline Partners, LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Partnership and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2014

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

Directors and Executive Officers

The following table shows information for the directors and executive officers of BGL:

Name	Age	Position
Stanley C. Horton	64	Chief Executive Officer, President and Director
Jamie L. Buskill	49	Senior Vice President, Chief Financial and Administrative Officer and Treasurer
Michael E. McMahon	58	Senior Vice President, General Counsel and Secretary
Jonathan E. Nathanson	52	Senior Vice President, Corporate Development
Kenneth I. Siegel	56	Director, Chairman of the Board
Arthur L. Rebell	73	Director
William R. Cordes	65	Director
Thomas E. Hyland	68	Director
Mark L. Shapiro	69	Director
Andrew H. Tisch	64	Director

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

Jamie L. Buskill—Mr. Buskill was named Senior Vice President, Chief Financial and Administrative Officer and Treasurer of BGL during 2012. Previously he had been the Senior Vice President, Chief Financial Officer and Treasurer of BGL since its inception in 2005 and served in the same capacity for the predecessor of BGL since May 2003. He has served in various management roles for Texas Gas since 1986. Mr. Buskill also serves on the board of various charitable organizations.

Michael E. McMahon—Mr. McMahon has been the Senior Vice President, General Counsel and Secretary of BGL since February 2007. Prior thereto he served as Senior Vice President and General Counsel of Gulf South since 2001. Mr. McMahon has been employed by Gulf South or its predecessors since 1989. Mr. McMahon also serves on the board of directors and legal committee of the Interstate Natural Gas Association of America.

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

Andrew H. Tisch—Mr. Tisch has been Co-Chairman of the Board of Directors of Loews since January 2006. He is also Chairman of the Executive Committee and a member of the Office of the President of Loews and has been a director of Loews since 1985. Mr. Tisch also serves as a director of CNA Financial Corporation, a subsidiary of Loews, and is Chairman of the Board of K12 Inc. Mr. Tisch’s qualifications to sit on our Board include his extensive experience on the board of our parent company, his extensive leadership skills and keen business and financial judgment, as well as his role in forming the Partnership.

Our Independent Directors

Our Board has determined that Thomas E. Hyland, Mark L. Shapiro, Arthur L. Rebell and William R. Cordes are independent directors under the listing standards of the New York Stock Exchange (NYSE). Our Board considered all relevant facts and circumstances and applied the independence guidelines described below in determining that none of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

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

Our Board is comprised of a majority of independent directors and our Audit Committee is comprised solely of independent directors. The NYSE does not require a listed limited partnership, or a listed company that is majority-owned by another listed company, such as us, to maintain a compensation or nominating/corporate governance committee. In reliance on this exemption, we do not maintain a compensation or nominating/corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2013, in a timely manner with the exception of one Form 4 filing for Messrs. Horton, Buskill, McMahon and Barkauskas.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

The objective of our executive compensation program is to attract and retain highly qualified executive officers and motivate them to provide a high level of performance for our Partnership. To meet this objective, we have established a compensation policy for our executive officers which offers elements of base salary, cash incentives, equity-based incentives and retirement and other benefits. Our strategy is to combine these elements at levels that provide our Named Executive Officers (as identified below) compensation that is competitive with that offered at similar companies in the energy industry, with particular emphasis on retention and rewarding performance by offering short and long-term incentive-based compensation. As determined annually by our Board, the Named Executive Officers that are discussed within this section for the 2013 year include Mr. Stanley C. Horton, our President, Chief Executive Officer and a director of BGL (CEO) (principal executive officer), Mr. Jamie L. Buskill, our Senior Vice President, Chief Financial and Administrative Officer and Treasurer (CFO) (principal financial officer), and our two other executive officers, Mr. Michael E. McMahon, Senior Vice President, General Counsel and Secretary and Mr. Jonathan E. Nathanson, Senior Vice President, Corporate Development.

We consider a number of factors in making our determinations of executive compensation, including compensation paid in prior years, whether the Partnership's financial, operating and growth objectives were achieved and the individual contributions of each executive officer to our overall business success for the year. As described below, we have periodically used and may use in the future executive compensation surveys as general guidelines for setting total executive compensation, but we do not benchmark our compensation to any particular group of companies.

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

As discussed above, our compensation policy includes offering cash incentives to reward for performance. Annual bonus awards are a component of that policy. The annual bonus awards for 2013 were determined after we reviewed both the performance of our Partnership and the individual performance of each of the Named Executive Officers. With respect to Partnership performance, our 2013 results which significantly impacted the Board’s compensation decisions included the following:

•	we had no material safety or deliverability issues and we were in compliance with all federal and state laws and governmental rules and regulations;

•
we exceeded distributable cash amounts included in our plan although adjusted EBITDA was lower than expected primarily due to the unfavorable market conditions affecting our firm natural gas transportation and storage services and a goodwill impairment charge, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	we reduced our distribution with respect to the fourth quarter in order to utilize internally generated cash flows to fund growth and improve our leverage;

•	we were successful in finding potential opportunities to utilize our natural gas pipelines, such as with the proposed Bluegrass Pipeline and the Ohio to Louisiana Access Projects;

•
we completed the majority of our growth projects on time and on budget and our growth projects currently underway (other than the Bluegrass Project which is subject to ongoing discussions with potential customers and other considerations discussed elsewhere in this Report) are progressing as contemplated and are expected to be completed on time and on budget; and

•	we improved operational efficiency and reduced operating costs in several areas.

Based on these results and the leadership, performance and efforts of each of the Named Executive Officers toward the achievement of these results, the Board of Directors (Board) awarded to the Named Executive Officers individual annual cash bonus amounts that, on a combined basis, were slightly higher than the target amounts set for 2013.

As discussed elsewhere in this Report, our Board does not have a Compensation Committee. Therefore, the compensation for our Named Executive Officers, is reviewed with and is subject to the approval of our entire Board, with Mr. Horton not participating in those Board discussions with respect to his own compensation.

Compensation Philosophy

Our compensation philosophy is to reward our Named Executive Officers for achieving Partnership and individual performance objectives, align the interests of the Named Executive Officers with the interests of the Partnership and unitholders and provide competitive pay to attract and retain top talent.

Compensation Program Objectives

The objectives of our compensation program are to:

•	Attract, motivate and retain highly qualified Named Executive Officers with market-competitive compensation;

•	Create a strong link between pay and performance (both Partnership and individual performance);

•	Motivate the Named Executive Officers to achieve both short and long-term Partnership goals;

•	Align interests of Named Executive Officers with the interests of the Partnership; and

•	Encourage prudent business behavior and minimize inappropriate risk taking.

Compensation Program Elements

The following are the principal components of compensation for each of our Named Executive Officers:

Compensation Element		Objectives		Design Elements
Base Salary	*	Attract and retain executives by providing compensation comparable with similar positions in the industry.	*
Base salary levels are reviewed annually and may be adjusted based both on individual performance and market competitiveness of total direct compensation (which is the sum of base salary, short-term incentive awards and long-term incentive awards).

Short-Term Incentive Award	*	Drive annual business performance by rewarding achievement of Partnership objectives.	*	Awards are comprised of annual cash bonus awards (STI Awards) under our Short Term Incentive Plan (STIP).
	*	Drive individual performance by including an individual performance component.	*	Payout of awards can range from 0% to 200% of target, at the discretion of the Board, based both on Partnership and individual performance, with equal weighting on both.
	*	Attract talent by providing competitive short-term cash incentives targets.	*	Target levels are reviewed annually and may be adjusted based on market competitiveness of total direct compensation.
	*	Reinforce corporate values of safety and compliance as Partnership objectives.
Long-Term Incentive Award	*	Attract and retain talent, motivate top performance and provide opportunity to share in long-term success of the Partnership.	*
Awards consist of a combination of or any one of the following: phantom common units (Phantom Common Units) under our Long-Term Incentive Plan (LTIP) and unit appreciation rights (UARs) and long-term cash bonus (Long-Term Cash Bonus) awards under our Unit Appreciation Rights and Cash Bonus Plan (UAR and Cash Bonus Plan).

	*	Minimize inappropriate risk-taking by providing the appropriate mix of award type.	*	Vesting at the end of three years achieves retention objectives and discourages unreasonable risk taking for short-term gain.
	*	Drive long-term business performance by aligning reward with unit price, appreciation in unit price and distributions.	*	Phantom Common Units encourage retention and facilitate alignment with unitholders interests.
	*	Drive individual performance by setting grant levels based on individual performance.	*	UARs encourage participants to increase the unit price and increase distributions, and provide upside opportunity.
			*	Long-Term Cash Bonus awards support retention of executives and provide our Board flexibility to mix equity based and non-equity based long-term compensation to support its objectives.
			*	Mix of award types is reviewed annually.
			*	Award levels are reviewed annually and are based on individual performance and market competitiveness of total direct compensation.
Benefits	*	Attract and retain executives by providing market competitive benefits.	*	Reviewed annually to ensure competitiveness.

Market Analysis

When determining the appropriate amounts of individual compensation components, the Board considers a number of factors, including the individual officer’s skills, experience and responsibilities, the amounts of current and prior compensation as well as the appropriate amounts necessary to further our retention efforts. We do not determine compensation by benchmarking, or targeting our compensation to fall within a specific percentile of compensation as reported in compensation surveys. However, as described above, a key objective of our Compensation program is to maintain market competitiveness in order to attract and retain executives with the ability and experience necessary to provide leadership and strong performance to the Partnership. Therefore, from time to time, we may review market compensation data to assess the reasonableness of our compensation practices.

With respect to our 2013 compensation decisions, we used the 2013 Towers Watson U.S. Compensation Data Bank Energy Services Executive Compensation Survey and the 2013 US Mercer Total Compensation Survey for the Energy Sector (Mercer Survey) to conduct a market-based review of total direct compensation, which we define as the sum of base salary, short-term incentives and long-term incentives. The compensation survey data we reviewed was from approximately 300 companies that are engaged in various segments of the energy industry, with revenues ranging from $1 billion to $3 billion.

Our general objective was to assess each officer’s total direct compensation for reasonableness in relation to the median amount for similarly situated officers. We did not set specific target percentiles for either total direct compensation or the individual compensation components and we determined a median market total direct compensation amount for each officer position.

When making compensation decisions, the Board considers all information available, including the factors listed above, with the final amounts of compensation to be ultimately determined at the discretion of the Board. This process allows us to achieve our primary objective of maintaining competitive compensation to ensure retention and rewarding the achievement of the Partnership's objectives to align with the interests of unitholders.

The following discussion addresses each of the individual components of compensation for our Named Executive Officers.

Compensation Attributable to the 2013 Calendar Year

In 2012, we changed the timing of the grant date of the short and long-term incentive awards from December of the current year to February of the following year so that the results for the Named Executive Officers and the Partnership could be reviewed upon completion of the full calendar year. The Board considers these awards to be related to 2013 even though the long-term incentive awards will not be reported in the Summary Compensation table until 2014 or later, depending on the type of the award. We consider compensation attributable to the 2013 calendar year to include the base salary paid during 2013, STI Awards awarded and paid in early 2014, but related to results achieved in 2013, and Long-Term Incentive Awards granted in early February 2014, but related to the results achieved in 2013. The table shown below summarizes the compensation for our Named Executive Officers that we consider to be related to the 2013 calendar year. These amounts differ from those reported in the Summary Compensation Table below due solely to the disclosure rules regarding the timing of reporting certain elements of compensation.

Name	2013 Base Salary (1)	STI Bonus Paid in 2014 for the 2013 Calendar Year	Long-term Cash Bonuses granted in 2014 for the 2013 Calendar Year (2)	Total

Stanley C. Horton	$600,000	$700,000	$1,300,000	$2,600,000
Jamie L. Buskill	$325,000	$350,000	$500,000	$1,175,000
Michael E. McMahon	$300,000	$325,000	$400,000	$1,025,000
Jonathan E. Nathanson	$325,000	$375,000	$400,000	$1,100,000

(1)
Represents the base salary for Messrs. Horton, Buskill and Nathanson effective for the entire year. Mr. McMahon’s salary was increased effective September 1, 2013, from his previous salary of $265,000.

(2)	Represents Long-Term Cash Bonuses granted under our UAR and Cash Bonus Plan on February 7, 2014.

For compensation attributable to the 2013 calendar year, approximately 74% of the total direct compensation awarded to our Named Executive Officers was based on incentive-based compensation elements, the majority of which was comprised of long-term incentive-based compensation.

Base Salary

We provide our Named Executive Officers with an annual base salary to compensate them for services rendered during the year. Our goal is to set base salaries for our Named Executive Officers at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent.

The base salaries of our Named Executive Officers have not changed during the past three years with the exception of Mr. McMahon. In September 2013, Mr. McMahon’s base salary was increased by $35,000. These determinations were made as a result of reviewing the market-competitiveness of total direct compensation, and taking into account previous base salary changes.

Incentive Compensation

The Board considers incentive compensation awards paid or granted in early 2014 to be related to 2013 performance even though the awards will not be reported in the Summary Compensation Table until 2014 or later, depending on the type of award. Our incentive compensation program is comprised of several components:

•	annual cash bonus awards under our STIP

•	long-term, equity-based awards under our LTIP or UAR and Cash Bonus Plan; and

•	Long-Term Cash Bonuses under our UAR and Cash Bonus Plan.

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

In determining the amount of any incentive awards, the Board considers factors that include its view of our financial and operational performance for the most recently completed fiscal year, the performance of the individual, the responsibilities of the individual’s position and the individual’s contribution to our Partnership. The Board also gives consideration to external factors and market conditions experienced by the Partnership, such as either the favorable or unfavorable market conditions impacting our transportation and storage services. Except with regard to STI Awards made under the STIP, there is no specific weight assigned to any factor. Instead, the Board considers and balances the various performance objectives as it deems appropriate.

STI Awards. An STI Award is an annual cash bonus award under our STIP, the payout of which is based on the Board’s subjective analysis of our performance and the performance of our Named Executive Officers during the year. At the beginning of the year, each Named Executive Officer is assigned a target amount, which is established as a percentage of the officer’s base salary. The plan provides that payouts under the STIP can range from zero to 200% of the target amount, with 50% of the payout determined after taking into account our Partnership’s performance and 50% based on individual performance. The target and maximum potential payouts under the STIP as well as the allocation between Partnership and individual performance were determined at the discretion of the Board. In determining the target amount of the STI Awards, the Board considered (i) the value of each officer’s prior STI Awards, and (ii) the potential value of the STI Awards on the total direct compensation for each officer. The following are the target potential payout amounts that were established for 2013 for our Named Executive Officers:

Name	2013 Base Salary	2013 STI Target %	2013 STI Target Payout
Stanley C. Horton	$600,000	100%	$600,000
Jamie L. Buskill	$325,000	100%	$325,000
Michael E. McMahon	$300,000	100%	$300,000
Jonathan E. Nathanson	$325,000	100%	$325,000

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

Our partnership performance goals are based on objectives that we believe reflect a well-rounded view of our performance. However, these goals are not tied to any specific targets and our achievement of these goals is ultimately determined by the Board in its sole discretion. For 2013, the following general objectives, which we refer to as Partnership Performance Goals, were established by the CEO and approved by the Board:

1.	Operate our assets safely, reliably and in compliance with all applicable federal and state laws and governmental rules and regulations.
2.	Focus on delivering financial results that are consistent with the Partnership's 2013 budget.
3.	Explore strategic acquisition opportunities that would support profitable diversification and/or growth of our business.
4.	Improve efficiency throughout the Partnership including operating within departmental budgets.
5.	Market firm transportation, storage, gathering and processing services.
6.	Complete all projects (pipeline, storage, gathering and processing) on-time and meet project schedules for the year.
7.	Remain within budgeted capital expenditures while meeting strict safety and compliance guidelines and business needs.
8.	Identify other new growth and/or efficiency projects during the year that will result in the Partnership meeting its long-term growth projections and financial performance.

As discussed under Executive Summary, in light of the Partnership's achievements in 2013, the Board determined that we met a significant portion of our Partnership Performance Goals, which resulted in the determination that 90% of the partnership performance portion of each STI Award should be paid.

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

Stanley C. Horton: In assessing Mr. Horton’s individual performance, the Board considered the accomplishments mentioned above and the leadership that Mr. Horton provided for the senior management team and employee group in addressing the significant issues faced by the Partnership as a result of the difficult market conditions described elsewhere in this Report, as well as the continued implementation of the strategic direction he has communicated to the employee group in terms of growth, financial performance, diversification, customer service, operational excellence and ethics and integrity.

Jamie L. Buskill: In assessing Mr. Buskill’s performance, the Board considered his continued leadership of the finance and accounting organization, which provides reporting to regulatory agencies and communication to the financial community and rating agencies, ensures proper capitalization of the Partnership for both the near-term and long-term under reasonable terms and conditions, provides fiduciary oversight by ensuring effective controls, procedures and risk management practices are in place and manages cash balances to provide sufficient liquidity for executing the Partnership’s operating plans. As Chief Administrative Officer, Mr. Buskill had oversight over information technology, human resource practices, and other administrative functions of the Partnership and his oversight resulted in cost reductions, efficiencies, successful integration of Louisiana Midstream and improved communication within the Partnership.

Michael E. McMahon: In assessing Mr. McMahon’s performance, the Board considered his leadership of the legal and regulatory organizations, including his oversight in the Partnership’s compliance with applicable state and federal laws. Mr. McMahon represented the Partnership with regard to FERC matters, state and federal governmental affairs and within various industry associations, for example he served as a member of the board of directors of the Interstate Natural Gas Association of America. Additionally, Mr. McMahon was a significant contributor in negotiating and drafting of the documents related to the Bluegrass Project, as well as filing the FERC abandonment application and addressing state permitting and right of way issues associated with the Bluegrass project.

Jonathan E. Nathanson: In assessing Mr. Nathanson’s performance, the Board considered his analysis of various acquisition opportunities, his leadership of the corporate development organization which is responsible for analyzing economics for all major growth projects and the successful integration of Louisiana Midstream into the Partnership. The Board considered his knowledge of the industry and financial markets which is of major importance to the Partnership and Mr. Nathanson was also a major contributor to the joint venture agreements associated with the Bluegrass Project.

In light of these considerations, the Board approved the following payout of STI Awards for each Named Executive Officer:

Name	2013 Incentive Payout as % of Base Salary	STI Bonus
Stanley C. Horton	117%	$700,000
Jamie L. Buskill	108%	$350,000
Michael E. McMahon	108%	$325,000
Jonathan E. Nathanson	115%	$375,000

Each of the STI awards above was determined as follows: 50% of the award was based on Partnership performance of 90% of target and 50% of the award was based on individual performance, as determined at the discretion of the Board.

Long-Term Incentive Awards – Phantom Common Units, UARs and Cash.  We may grant a combination of cash and equity-based compensation awards, or any one of these awards individually, to our Named Executive Officers under our LTIP and our UAR and Cash Bonus Plan on an annual basis. The equity-based compensation awards are settled in cash rather than in the form of actual common units due to our structure as a limited partnership and certain tax matters associated with employee benefit plans. We currently limit the type of equity-based awards that we grant to Phantom Common Units under our LTIP and UARs under our UAR and Cash Bonus Plan, both of which are currently settled in cash.

Annually, we review the mix of long-term incentive award types granted to Named Executive Officers. In the past, the Board has awarded a mixture of long-term cash awards, Phantom Units and UARs, with the last two years consisting of only equity based awards. In an effort to diversify the mixture of awards, the Board approved Long-Term Cash Bonus Awards attributable to the 2013 compensation year so that approximately two-thirds of the current, outstanding long-term awards would be equity based and approximately one-third would be cash based. The mixture of equity-based and cash based awards supported the Compensation Program Objectives stated previously and would help to retain highly qualified named Executive Officers at a time when unfavorable market conditions were negatively impacting our business. All award types, whether cash or equity-based, typically vest after approximately three years which helps achieve our objectives of retention.

In 2014, Long-Term Cash Bonuses were granted to Messrs. Horton, Buskill, McMahon and Nathanson having stated amounts of $1,300,000, $500,000, $400,000 and $400,000, respectively. The awards will vest and become payable, subject to the terms of the plan and grant agreements, on December 16, 2016, which is approximately the three year vesting schedule that we currently use with our long-term incentive awards. A Phantom Common Unit converts into the right to receive the value of a common unit in cash or, at the option of the Board, a common unit, plus an amount in cash equal to the accumulated amount of cash distributions made during the vesting period with respect to a common unit, upon the satisfaction of the time-based vesting criteria specified in the grant. A UAR entitles the grantee to a payment in cash equal to the excess, if any, of the price of a common unit on the vesting date over the exercise price of the UAR (reduced by the accumulated amount of cash distributions made over the vesting period with respect to a common unit, or the DER Adjustment), upon satisfaction of the time-based vesting criteria specified in the grant. Specified events, such as certain employee terminations of employment or a change in control, will modify the general three-year, time-based vesting schedules of certain of the long-term incentive awards. See Potential Payments Upon Termination or Change of Control below for further details.

In determining the size of the annual long-term incentive awards granted to our Named Executive Officers and in assessing the reasonableness of those awards, the Board considered the value of each officer's prior long-term incentive awards, as well as the impact of the value of long-term incentive awards on total direct compensation.

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

All Other Compensation

There were no material perquisites or personal benefits paid to our Named Executive Officers in 2013.

Retention Program

Considering the risks impacting the Partnership, as discussed in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in a continued effort to retain our Named Executive Officers and other key employees, in February 2014, the Board approved a retention program under which the Partnership can award up to an aggregate maximum of $12.0 million to key employees, which may include the Named Executive Officers. Each such award would be made pursuant to a Retention Payment agreement with the recipient and would, among other terms, provide for vesting and payment of the award over a three year period as follows: 25% vesting and becoming payable on February 28, 2015, 25% vesting and becoming payable on February 29, 2016, and the remaining 50% vesting and becoming payable on February 28, 2017. In order for an award to vest, the recipient must remain continuously employed by the Partnership or a subsidiary through the applicable vesting date. A pro rata portion of an award will vest and become payable if a recipient’s employment is terminated due to death or disability prior to the applicable vesting date. No retention awards have been made to date under this program.

Equity Ownership Guidelines

As discussed above, our executives would suffer significant negative tax consequences by owning our common units directly. As a result, we do not have a policy or any guidelines regarding required equity ownership by our management. We therefore seek to align the interests of management with our unitholders by periodically granting Phantom Common Units and UARs.

Clawbacks

The Long Term Cash Bonus awards contain a clawback provision that states that, in the event that an applicable law, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, any Securities and Exchange Commission rule or any applicable securities exchange listing standards, or any Partnership policy requires, the bonus amount will be subject to forfeiture or recoupment to the extent necessary to comply with such laws or policy.

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
Kenneth I. Siegel, Chairman
Mark L. Shapiro
Andrew H. Tisch

Compensation Committee Interlocks and Insider Participation

As discussed above, our Board does not maintain a Compensation Committee. Our entire Board performs the functions of such a committee. None of our directors, except Mr. Horton, have been or are officers or employees of us or our subsidiaries. Mr. Horton participates in deliberations of our Board with regard to executive compensation generally, but does not participate in deliberations or Board actions with respect to his own compensation. None of our Named Executive Officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2013, 2012 or 2011.

Executive Compensation

Summary of Executive Compensation

In 2012, we changed the timing of the grant date of the short and long-term incentive awards from December of the current year to February of the following year. Refer to Compensation Attributable to the 2013 Calendar Year for further information. The following table shows a summary of total compensation earned by our Named Executive Officers during each of the 2013, 2012 and 2011 years that they were serving as a Named Executive Officer:

Summary Compensation Table for 2013
Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Option Awards (10) ($)	Stock Awards (10) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total (9) ($)
Stanley C. Horton, CEO
	2013	600,000		958,000	303,171	975,000	—		29,811	(2)	2,865,982
	2012	600,000		700,000	—	—	—		29,335		1,329,335
	2011	403,848	(3)	600,000	523,502	974,992	—		145,884		2,648,226
Jamie L. Buskill, CFO
	2013	325,000		500,000	116,605	375,000	154,762	(4)	18,005	(5)	1,489,372
	2012	325,000		350,000	—	—	186,102	(4)	17,729		878,831
	2011	325,000		305,000	105,190	374,993	111,730		17,243		1,239,156
Michael E. McMahon, Senior Vice President, General Counsel and Secretary
	2013	275,769	(6)	422,500	81,621	262,500	—		29,548	(7)	1,071,938
	2012	265,000		295,000	—	—	—		28,934		588,934
	2011	265,000		275,000	73,630	262,490	—		28,248		904,368
Jonathan E. Nathanson, Senior Vice President, Corporate Development
	2013	325,000		480,000	81,621	262,500	—		26,709	(8)	1,175,830
	2012	325,000		375,000	—	—	—		26,209		726,209

(1)
The amounts shown in this column represent cash STI Awards earned under our STIP for 2013, 2012 and 2011, and for which 2013 earned amounts have been disclosed in the Compensation Discussion and Analysis above. For Messrs. Horton and Nathanson, the bonus amount disclosed in 2013 also includes a $258,000 and a $105,000 payment, related to a Long-Term Cash Bonus that was granted to each executive in 2011 and which vested and was paid in 2013. For Messrs. Buskill and McMahon, the bonus amount disclosed in 2013 also includes a $150,000 and a $97,500 payment, related to a Long-Term Cash Bonus that was granted to each executive in 2010 and which vested and was paid in 2013.

(2)	Includes matching contributions under 401(k) plan ($15,300), employer contributions to the Boardwalk Money Purchase Plan ($10,200), imputed life insurance premiums ($3,564) and preferred parking.

(3)	Mr. Horton's salary for 2011 was pro-rated based on his hire date of May 2011.

(4)
Includes the change in qualified retirement plan account balance ($51,286) and interest and pay credits for the supplemental retirement plan ($103,476). Details about both pension plans are contained in the Pension Benefits section below.

(5)	Includes matching contributions under 401(k) plan ($15,300), imputed life insurance premiums ($1,958) and preferred parking.

(6)	Mr. McMahon's salary for 2013 was increased to $300,000 in September 2013.

(7)	Includes matching contributions under 401(k) plan ($15,300), employer contributions to the Boardwalk Money Purchase Plan ($10,200), imputed life insurance premiums ($3,301) and preferred parking.

(8)	Includes matching contributions under 401(k) plan ($15,300), employer contributions to the Boardwalk Money Purchase Plan ($10,200) and imputed life insurance premiums ($1,209).

(9)
In addition to the compensation reportable herein, in 2014, Long-Term Cash Bonuses were granted to Messrs. Horton, Buskill, McMahon and Nathanson having stated amounts of $1,300,000, $500,000, $400,000 and $400,000.The awards will vest and become payable, subject to the terms of the plan and grant agreements on December 16, 2016. See Compensation Discussion and Analysis for more information regarding the terms of the Long-Term Cash Bonus awards.

(10)
As discussed above, in 2012 we changed the grant date of the LTI awards from December of the current year to February of the following year. The change in the award dates has resulted in compensation that the Board considers to be related to 2012 to be reported in the compensation tables for 2013. The amounts in each respective column represent the aggregate grant date fair value for grants made during 2013. Note 12 in Item 8 of this Report contains more information regarding the assumptions we made in determining these values.

The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of salary and bonus:

Named Executive Officer	Year	Percentage of Total Compensation Paid as Salary and Bonus
Stanley C. Horton	2013	54%
Jamie L. Buskill	2013	55%
Michael E. McMahon	2013	65%
Jonathan E. Nathanson	2013	68%

Grants of Plan-Based Awards

The following table displays information regarding grants made during 2013 to our Named Executive Officers of plan-based awards under our UAR and Cash Bonus Plan and Phantom Common Unit awards under our LTIP:

Grants of Plan-Based Awards for 2013
Names	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1) (#)	All Other Options Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards (3) ($)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Stanley C. Horton	2/7/2013	37,967	50,861	27.57	1,278,171
Jamie L. Buskill	2/7/2013	14,603	19,562	27.57	491,605
Michael E. McMahon	2/7/2013	10,222	13,693	27.57	344,121
Jonathan Nathanson	2/7/2013	10,222	13,693	27.57	344,121

(1)
Represents Phantom Common Units granted under our LTIP. The fair value of each unit was derived based on the closing price of $25.68 for our common units on the New York Stock Exchange (NYSE) on December 10, 2012. Each such grant includes a tandem grant of Distribution Equivalent Rights (DERs); vests 100% on the vesting date; and will be payable to the grantee in cash, or in common units at the Board’s option, upon vesting in an amount equal to the fair market value of the units (as defined in the plan) that vest on the vesting date. The vested amount then credited to the grantee’s DER account will be payable in cash.

(2)
Represents UARs granted under our UAR and Cash Bonus Plan. The exercise price for the UARs granted on February 7, 2013 is equal to the closing price of $27.57 for our common units on the NYSE on February 6, 2013. The UARs granted will vest and become payable in cash upon the expiration of a restricted period on December 11, 2015.

(3)	Each UAR includes a DER Adjustment, whereby the exercise price is reduced by the amount of any cash distributions made by us with respect to a common unit during the restricted period.

(4)	Note 12 in Item 8 of this Report contains information regarding the grant date fair value of the UARs and Phantom Common Units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

In 2012, we changed the grant date of the LTI awards from December of the current year to February of the following year. See Compensation Attributable to the 2013 Calendar Year for more information on compensation that the Board awarded to the Named Executive Officers related to 2013. Relative to the components of compensation earned by the Named Executive Officers in 2013, the components have not changed from 2012 to 2013.

The following provides information regarding the equity-based compensation awards that were granted in February 2013, which the Board attributes to the 2012 performance year.

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

In February 2014, the Board granted to the Named Executive Officers Long-Term Cash Bonus Awards. The Long-Term Cash Bonus Awards vest and become payable on December 16, 2016, after the expiration of a Restricted Period, subject to the Named Executive Officer remaining continuously employed until that date.

For more information about the components of compensation reported in the Summary Compensation Table and Grants of Plan-Based Awards, please read the Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The table displayed below shows the total number of outstanding equity awards in the form of UARs under our UAR and Cash Bonus Plan and Phantom Common Units awarded under our LTIP held by our Named Executive Officers at December 31, 2013:

	UARs				Phantom Common Units
Name	Number of Securities Underlying Unexercised Unearned Options/ UARs	Option/UAR Exercise Price ($)		Option/UAR Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (7) ($)
Stanley C. Horton	50,861	27.57	(1)	(3)	37,967	1,049,788	(5)
	40,235	27.30	(2)	(4)	35,714	1,063,473	(6)

Jamie L. Buskill	19,562	27.57	(1)	(3)	14,603	403,773	(5)
	15,475	27.30	(2)	(4)	13,736	409,024	(6)

Michael E. McMahon	13,693	27.57	(1)	(3)	10,222	282,638	(5)
	10,832	27.30	(2)	(4)	9,615	286,311	(6)

Jonathan E. Nathanson	13,693	27.57	(1)	(3)	10,222	282,638	(5)
	10,832	27.30	(2)	(4)	9,615	286,311	(6)

(1)
The exercise price for each UAR granted in February 2013 is $27.57, the closing price of our common units on the NYSE on February 6, 2013. Each of these UARs includes a DER adjustment, which was $2.13 through December 31, 2013. Note 12 in Item 8 of this Report contains more information regarding our UAR and Cash Bonus Plan.

(2)
The exercise price for each UAR granted in December 2011 is $27.30, the closing price of our common units on the NYSE on December 14, 2011. Each of these UARs includes a DER Adjustment, which was $4.26 through December 31, 2013. Note 12 in Item 8 of this Report contains more information regarding our UAR and Cash Bonus Plan.

(3)	These UARs will vest and become payable in cash to each Named Executive Officer upon the expiration of a restricted period, or December 11, 2015.

(4)	These UARs will vest and become payable in cash to each Named Executive Officer upon the expiration of a restricted period, or December 14, 2014.

(5)
The market value reported is based on the NYSE closing market price on December 31, 2013 of $25.52. These Phantom Common Units vest 100% on December 11, 2015. In addition to the Phantom Common Units, Messrs. Horton, Buskill, McMahon and Nathanson have accumulated non-vested amounts related to DERs that are tandem grants to the Phantom Common Units. Such DER amounts for Messrs. Horton, Buskill, McMahon and Nathanson were $80,870, $31,104, $21,773 and $21,773 as of December 31, 2013. Note 12 in Item 8 of this Report contains more information regarding our LTIP.

(6)
The market value reported is based on the NYSE closing market price on December 31, 2013 of $25.52. These Phantom Common Units vest 100% on December 14, 2014. In addition to the Phantom Common Units, Messrs. Horton, Buskill, McMahon and Nathanson have accumulated non-vested amounts related to DERs that are tandem grants to the Phantom Common Units. Such DER amounts for Messrs. Horton, Buskill, McMahon and Nathanson were $152,052, $58,481, $40,936 and $40,936 as of December 31, 2013. Note 12 in Item 8 of this Report contains more information regarding our LTIP.

Option Exercises and Stock Vested

The following table presents information regarding the vesting during 2013 of Phantom GP Units previously granted to our Named Executive Officers.

Option Exercises and Stock Vested for 2013
Stock Awards
Name	Number of SLTIP Awards Vesting (#)	Value Received on Vesting (1) ($)	Number of UAR Awards Vesting (#)	Value Received on Vesting (2) ($)
Stanley C. Horton	-	-	71,277	221,505
Jamie L. Buskill	12	600,000	33,270	90,500
Michael E. McMahon	12	600,000	21,625	58,824
Jonathan E. Nathanson	-	-	25,714	—

(1)
The SLTIP awards (Phantom GP Units) vested in February, 2013 and were paid out in a lump sum cash payment in April, 2013 in accordance with the plan provisions. At no time were our common units issued to or owned by the Named Executive Officers.

(2)
The UARs vested December 16, 2013, and were paid out in a lump sum December 27, 2013, in accordance with the plan provisions. The value of the UARs was determined by taking the average stock price for the thirty business days prior to vesting and comparing that to the exercise price less the DER Adjustment. The difference was then multiplied by the vested number of awards. At no time were our common units issued to or owned by the Named Executive Officers.

Pension Benefits

The table displayed below shows the present value of accumulated benefits for our Named Executive Officers. Only employees of our Texas Gas subsidiary hired prior to November 1, 2006, are eligible to receive the pension benefits discussed below. Messrs. Horton, McMahon and Nathanson are, and during 2013 were, employees of our Gulf South subsidiary and are not covered under any Texas Gas benefit plans. Pension benefits include both a qualified defined benefit cash balance plan and a non-qualified defined benefit supplemental cash balance plan (SRP).

Pension Benefits for 2013
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jamie L. Buskill	TGRP	27.3	491,603	—
	SRP	27.3	407,645	—

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

The credited years of service appearing in the table above are the same as actual years of service. No payment was made to the Named Executive Officer during 2013. The present value of accumulated benefits payable to the Named Executive Officer, including the number of years of service credited to the Named Executive Officer, is determined using assumptions consistent with the assumptions used for financial reporting. Interest will be credited to the cash balance at December 31, 2013, commencing in 2014, using a quarterly compounding up to the normal retirement date of age 65. Salary and bonus pay credits, up to the IRC allowable limits, increase the accumulated cash balance in the year earned. Credited interest rates used to determine the accumulated cash balance at the normal retirement date as of December 31, 2013, 2012 and 2011 were 3.00%, 3.18% and 3.77% and for future years, 3.79%, 3.00% and 3.18%. The future normal retirement date accumulated cash balance was then discounted using an interest rate at December 31, 2013, 2012 and 2011 of 4.00%, 3.25% and 4.25%. The increase in the present value of accumulated benefit for the TGRP between December 31, 2012 and 2013 of $51,286 for Mr. Buskill is reported as compensation in the Summary Compensation Table above.

The Texas Gas SRP is a non-qualified defined benefit cash balance plan that provides supplemental retirement benefits on behalf of participating employees for earnings that exceed the IRC compensation limitations for qualified defined benefit plans, which for 2013 was $255,000. The SRP acts as a supplemental plan, therefore the eligibility and retirement provisions, the form and timing of distributions and the manner in which the present value of accumulated benefits are calculated, are identical to the same provisions as described above for the TGRP. The increase in the present value of accumulated benefit for the SRP between December 31, 2012 and 2013, of $103,476, for Mr. Buskill is reported as compensation in the Summary Compensation Table.

Potential Payments Upon Termination or Change of Control

As of December 31, 2013, we do not have employment agreements with our Named Executive Officers. Our Named Executive Officers are eligible to receive accelerated vesting of cash and equity-based awards under certain of our compensation plans. We have made grants of Phantom Common Units, UARs and Long-Term Cash Bonuses to our executives subject to specific vesting schedules and payment limitations, as discussed above. The Phantom Common Units, UARs and Long-Term Cash Bonuses will vest on a prorated basis under certain circumstances and will be payable in accordance with the provisions of the LTIP, UAR and Cash Bonus Plan and grant agreements, as applicable, as described below. A termination of employment may also trigger a distribution of retirement plan accounts from the TGRP or the SRP.  Any retirement plan distributions would be no more than those amounts disclosed in the tables above; thus, the Potential Payments Upon Termination or Change of Control Table shown below does not include amounts attributable to the retirement plans disclosed above.

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

Long-Term Incentive Plan.  A prorated portion of unvested Phantom Common Units (and all DERs associated with such Phantom Common Units) will become vested upon our change of control in combination with a termination of employment by the Partnership for any reason other than for a material violation of the Partnership’s code of conduct policy or due to a diminution of the employee’s roles and responsibilities (a termination for cause). A change of control will be deemed to occur under our LTIP upon one or more of the following events: (a) any person or group, other than our general partner or its affiliates, becomes the owner of 50% or more of our equity interests; (b) any person, other than Loews Corporation or its affiliates, become our general partner; or (c) the sale or other disposition of all or substantially all of our assets or our general partner’s assets to any person that is not an affiliate of us or our general partner.  However, in the event that any award granted under our LTIP is also subject to IRC section 409A, a change of control shall have the definition of such term as found in the treasury regulations with respect to IRC section 409A.

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

A prorated portion of any outstanding and unvested UARs would become vested upon an executive’s death, Disability or retirement (unless the retirement occurs in the first year of the vesting period, in which case the units will be forfeited). The award agreements define retirement as a termination one or more years after the date of grant, on or after reaching age 55 with at least 5 years of continuous service with us.

In the case of retirement or change of control combined with a termination of employment as discussed above, the value of any then vested awards would be determined and paid on the original scheduled payment date. Other than as described above, unvested UARs would be forfeited upon termination of employment.

While the Named Executive Officers did not have outstanding Long Term Cash Bonuses as of December 31, 2013, the terms and conditions of the awards granted in 2014 are similar to the UAR terms described above.

Paid Time Off (PTO). Upon any termination of employment, the Named Executive Officers would receive the remaining accrued paid time off that they accumulated during the year, if any.

Potential Payments Upon Termination or Change of Control Table

The following table represents our estimate of the amount each of our Named Executive Officers would have received upon the applicable termination or change of control event, if such event had occurred on December 31, 2013. The closing price of our common units on the NYSE on December 31, 2013, $25.52, was used to calculate these amounts. The amounts that any Named Executive Officer could receive upon a termination of employment or a change of control cannot be determined with any certainty until an actual termination of employment or a change of control occurs.  For purposes of the below table, we have assumed all salary and bonuses were paid current as of December 31, 2013.

Potential Payments Upon Termination or Change of Control at December 31, 2013
Name	Plan Name	Change of Control (1) ($)	Termination Other than for Cause ($)	Termination for Cause, or Voluntary Resignation ($)	Retirement (2) ($)	Death or Disability ($)
Stanley C. Horton	UAR and Cash Bonus Plan (3)	173,122	—	—	—	173,122
	LTIP (4)	1,057,816	—	—	—	1,057,816
	PTO (6)	6,923	6,923	6,923	6,923	6,923
	Total	1,237,861	6,923	6,923	6,923	1,237,861

Jamie L. Buskill (7)	UAR and Cash Bonus Plan (3)	66,585	—	—	—	66,585
	LTIP (4)	406,852	—	—	—	406,852
	PTO (5)	8,750	8,750	8,750	8,750	8,750
	Total	482,187	8,750	8,750	8,750	482,187

Michael E. McMahon	UAR and Cash Bonus Plan (3)	46,607	—	—	46,607	46,607
	LTIP (4)	284,791	—	—	284,791	284,791
	PTO (5)	10,385	10,385	10,385	10,385	10,385
	Total	341,783	10,385	10,385	341,783	341,783

Jonathan E. Nathanson	UAR and Cash Bonus Plan (3)	46,607	—	—	—	46,607
	LTIP (4)	284,791	—	—	—	284,791
	PTO (5)	2,500	2,500	2,500	2,500	2,500
	Total	333,898	2,500	2,500	2,500	333,898

(1)	The amounts listed under the Change of Control column will apply only in the event that the change of control definition for that particular plan has been triggered.

(2)
As of December 31, 2013, only Mr. McMahon was eligible for retirement as defined in the LTIP and UAR and Cash Bonus Plan award agreements (each as defined above). The determination of amounts to be paid are the same as described in notes (3) for the UAR and Cash Bonus Plan and (4) for the LTIP below, but payment would not occur until the original scheduled payment date.

(3)
UAR and Cash Bonus Plan amounts were determined by multiplying the prorated number of unvested UARs each executive held on December 31, 2013, by the value obtained using the plan formula that would become vested and payable. The assumed proration factors at December 31, 2013, were 0.316 for UAR awards issued in February 2013, and 0.683 for UAR awards issued in December 2011. The DER Adjustments through December 31, 2013, applicable to each UAR granted in February 2013 and in December 2011 were $2.13 and $4.26, respectively. As of December 31, 2013, Messrs. Horton, Buskill, McMahon and Nathanson held 50,861, 19,562, 13,693 and 13,693 UARs which were granted in 2013 and 40,235, 15,475, 10,832 and 10,832 UARs which were granted in 2011.

(4)
LTIP amounts were determined by multiplying the prorated number of unvested Phantom Common Units each executive held on December 31, 2013, by the value of our common units on that date, or $25.52. The assumed proration factors at December 31, 2013 were 0.316 for awards issued in February 2013, and 0.683 for awards issued in December 2011. As of December 31, 2013, Messrs. Horton, Buskill, McMahon and Nathanson held Phantom Common Units of 37,967, 14,603, 10,222 and 10,222 LTIP which were granted in 2013 and 35,714, 13,736, 9,615 and 9,615 LTIP which were granted in 2011. The DER Adjustment through December 31, 2013 applicable to each Phantom Common Unit granted in February 2013 and December 2011 were $2.13 and $4.26, respectively.

(5)
Includes earned but unused paid time off at December 31, 2013. In order to receive PTO payments upon retirement, the employee must have provided us with at least a six month notice prior to the termination of his employment.

(6)	Mr. Buskill would also be entitled to receive payment under the SRP six months after termination for any reason, which amounts are reported in the Pension Benefits table.

Director Compensation

Each director of BGL who is not an officer or employee of us, our subsidiaries, our general partner or an affiliate of our general partner (an Eligible Director) is paid an annual cash retainer of $50,000 ($55,000 for the chairman of the Audit Committee) payable in equal quarterly installments. Additionally the Board Members will receive an annual grant of common units in an amount equal to $50,000. The number of common units will be calculated by using the average of the thirty days closing market price prior to issuance. Directors who are not Eligible Directors do not receive compensation from us for their services as directors. All directors are reimbursed for out-of-pocket expenses they incur in connection with attending Board and committee meetings and will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Director Compensation for 2013
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Arthur L. Rebell	61,000	49,992	110,992
William R. Cordes	60,000	49,992	109,992
Thomas E. Hyland (2)	68,000	49,992	117,992
Mark L. Shapiro (3)	65,000	49,992	114,992

(1)
On March 6, 2013, Messrs. Rebell, Cordes, Hyland and Shapiro were each granted 1,871 common units. The total grant date fair value of the award for each Eligible Director, based on the closing market price of $26.72, was $199,969. Refer to Note 12 in Item 8 for further information on the issuance of these units.

(2)	Chairman of the Audit Committee.

(3)	Chairman of the Conflicts Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, at February 24, 2014, as to the beneficial ownership of our common units by beneficial holders of 5% the outstanding common units, each member of our Board, each of the Named Executive Officers and all of our executive officers and directors as a group, based on data furnished by them. None of the parties listed in the table have the right to acquire units within 60 days:

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned (1)
Stanley C. Horton	2,000	(2)	—
Jamie L. Buskill	—		—
William R. Cordes	4,871		*
Thomas E. Hyland	10,771	(3)	*
Michael E. McMahon	—		—
Jonathan E. Nathanson	15,000	(4)	*
Arthur L. Rebell	42,246	(5)	*
Mark L. Shapiro	15,371		*
Kenneth I. Siegel	—		—
Andrew H. Tisch	81,050	(6)	*
All directors and executive officers as a group	171,309		*
BPHC (7)	125,586,133		52%
Loews (7)	125,586,133		52%
*Represents less than 1% of the outstanding common units

(1)	As of February 24, 2014, we had 243,223,801 common units issued and outstanding.

(2)	2,000 units are owned by Mr. Horton’s spouse.

(3)	400 of these units are owned by Mr. Hyland’s spouse.

(4)	15,000 units are owned by Mr. Nathanson’s spouse.

(5)	32,984 of these units are owned by ARebell, LLC, a limited liability company controlled by Mr. Rebell.

(6)	Represents one quarter of the number of units owned by a general partnership in which a one-quarter interest is held by a trust of which Mr. Tisch is managing trustee.

(7)
Loews is the parent company of BPHC and may, therefore, be deemed to beneficially own the units held by BPHC. The address of BPHC is 9 Greenway Plaza, Suite 2800, Houston, TX 77046. The address of Loews is 667 Madison Avenue, New York, New York 10065. Boardwalk GP, an indirect, wholly-owned subsidiary of BPHC, also holds our 2% general partner interest and all of our IDRs. Including the general partner interest but excluding the impact of the IDRs, Loews indirectly owns approximately 53% of our total ownership interests. Our Partnership Interests in Item 5 contains more information regarding our calculation of BPHC’s equity ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2005, prior to the initial public offering of our common units, our Board adopted the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan. The following table provides certain information as of December 31, 2013, with respect to this plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	3,506,224

Note 12 in Item 8 of this Report contains more information regarding our equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

It is our Board’s written policy that any transaction, regardless of the size or amount involved, involving us or any of our subsidiaries in which any related person had or will have a direct or indirect material interest shall be reviewed by, and shall be subject to approval or ratification by our Conflicts Committee. “Related person” means our general partner and its directors and executive officers, holders of more than 5% of our units, and in each case, their “immediate family members,” including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing their household. In order to effectuate this policy, our General Counsel reviews all such transactions and reports thereon to the Conflicts Committee for its consideration. Our General Counsel also determines whether any such transaction presents a potential conflict of interest under our partnership agreement and, if so, presents the transaction to our Conflicts Committee for its consideration. In the event of a continuing service provided by a related person, the transaction is initially approved by the Conflicts Committee but may not be subject to subsequent approval. However, the Board approves the Partnership’s annual operating budget which separately states the amounts expected to be charged by related parties or affiliates for the following year. No new service transactions were reviewed for approval by the Conflicts Committee during 2013 nor were there any service transactions where the policy was not followed.

Distributions are approved by the Board on a quarterly basis prior to declaration. Note 16 in Item 8 of this Report contains more information regarding our related party transactions.

See Item 10, Our Independent Directors for information regarding director independence.

Item 14.  Principal Accounting Fees and Services

Audit Fees and Services

The following table presents fees billed by Deloitte & Touche LLP and its affiliates for professional services rendered to us and our subsidiaries in 2013 and 2012 by category as described in the notes to the table (in millions):

	2013	2012
Audit fees (1)	$2.5	$2.4
Audit related fees (2)	0.2	0.7
Total	$2.7	$3.1

(1)	Includes the aggregate fees and expenses for annual financial statement audit and quarterly financial statement reviews.

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

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(a) 2.  Financial Statement Schedules

Valuation and Qualifying Accounts

The following table presents those accounts that have a reserve as of December 31, 2013, 2012 and 2011 and are not included in specific schedules herein. These amounts have been deducted from the respective assets on the Consolidated Balance Sheets (in millions):

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2013	$0.2	$(0.2)	$—	$—	$—
2012	0.2	—	—	—	0.2
2011	0.6	0.3	—	(0.7)	0.2

(a) 3.  Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Description

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

4.19
First Supplemental Indenture to the indenture dated November 21, 2006, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

4.20
Third Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

10.1
Second Amended and Restated Revolving Credit Agreement, dated as of April 27, 2012, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP, Gulf Crossing Pipeline Company LLC and Boardwalk Midstream, LLC, as Borrowers, Boardwalk Pipeline Partners, LP, and the several lenders and issuers from time to time party hereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents,  and Bank of China, New York Branch, Royal Bank of Canada, and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, RBC Capital Markets and Union Bank, N.A.,  as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012).

10.2
Services Agreement dated as of May 16, 2003, by and between Loews Corporation and Texas Gas Transmission, LLC. (Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-127578, filed on October 24, 2005). (1)

10.3
Boardwalk Pipeline Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-127578, filed on October 31, 2005).

Exhibit Number	Description
10.4
Form of Phantom Unit Award Agreement under the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s 2005 Annual Report on Form 10-K filed on March 16, 2006).

10.5	Boardwalk Pipeline Partners, LP Strategic Long-Term Incentive Plan (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006).
10.6
Form of GP Phantom Unit Award Agreement under the Boardwalk Pipeline Partners, LP Strategic Long-Term Incentive Plan (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2006).

10.7	Boardwalk Operating GP, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2010).
10.8	Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2010).
10.9
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

10.11
Form of Grant for Cash Bonus Awards under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2014.)

*10.12	Form of Retention Payment agreement.
10.13
Boardwalk Operating GP, LLC Exempt Employee Annual Short-Term Incentive Plan (As Amended and Restated Effective January 1, 2013). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2013).

10.14
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

10.15
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

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent Of Independent Registered Public Accounting Firm.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated:	February 24, 2014	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial and Administrative Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	February 24, 2014	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated:	February 24, 2014	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (principal financial officer)
Dated:	February 24, 2014	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dated:	February 24, 2014	/s/ William R. Cordes
William R. Cordes Director
Dated:	February 24, 2014	/s/ Thomas E. Hyland
Thomas E. Hyland Director
Dated:	February 24, 2014	/s/ Arthur L. Rebell
Arthur L. Rebell Director
Dated:	February 24, 2014	/s/ Mark L. Shapiro
Mark L. Shapiro Director
Dated:	February 24, 2014	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director
Dated:	February 24, 2014	/s/ Andrew H. Tisch
Andrew H. Tisch Director