Form 10-Q
period 2014-03-31
Boardwalk Pipeline Partners, LP
filed 2014-04-29
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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

As of April 29, 2014, the registrant had 243,223,801 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2014

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$12.1	$28.5
Receivables:
Trade, net	115.8	103.5
Affiliates	3.5	1.1
Other	8.5	15.7
Gas transportation receivables	6.0	7.8
Costs recoverable from customers	1.5	0.8
Gas and liquids stored underground	2.1	0.7
Prepayments	10.2	12.9
Other current assets	6.3	6.1
Total current assets	166.0	177.1

Property, Plant and Equipment:
Natural gas transmission and other plant	8,584.0	8,548.8
Construction work in progress	186.4	174.5
Property, plant and equipment, gross	8,770.4	8,723.3
Less—accumulated depreciation and amortization	1,556.0	1,489.2
Property, plant and equipment, net	7,214.4	7,234.1

Other Assets:
Goodwill	215.5	215.5
Gas stored underground	84.5	79.7
Investment in unconsolidated affiliates	1.8	78.6
Other	127.3	129.5
Total other assets	429.1	503.3

Total Assets	$7,809.5	$7,914.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND EQUITY	March 31, 2014	December 31, 2013
Current Liabilities:
Payables:
Trade	$44.4	$65.1
Affiliates	1.9	1.2
Other	5.3	5.7
Gas Payables:
Transportation	14.9	8.8
Storage	0.1	0.2
Accrued taxes, other	29.3	46.1
Accrued interest	31.2	45.4
Accrued payroll and employee benefits	12.4	26.4
Deferred income	11.7	9.3
Other current liabilities	27.5	27.8
Total current liabilities	178.7	236.0

Long-term debt and capital lease obligations	3,374.8	3,424.4

Other Liabilities and Deferred Credits:
Pension liability	17.1	17.1
Asset retirement obligation	37.9	39.3
Provision for other asset retirement	58.2	57.6
Payable to affiliate	16.0	16.0
Other	63.8	60.7
Total other liabilities and deferred credits	193.0	190.7

Commitments and Contingencies

Equity:
Partners’ Capital:
Common units – 243.3 million units issued and outstanding as of March 31, 2014, and December 31, 2013	4,047.1	3,963.4
General partner	79.0	77.3
Accumulated other comprehensive loss	(65.7)	(63.8)
Total partners’ capital	4,060.4	3,976.9
Noncontrolling interest	2.6	86.5
Total Equity	4,063.0	4,063.4
Total Liabilities and Equity	$7,809.5	$7,914.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating Revenues:
Transportation	$304.3	$284.1
Parking and lending	9.2	7.9
Storage	28.8	28.1
Other	14.6	8.4
Total operating revenues	356.9	328.5

Operating Costs and Expenses:
Fuel and transportation	33.0	22.7
Operation and maintenance	42.7	40.2
Administrative and general	26.8	31.4
Depreciation and amortization	69.2	66.8
Asset impairment	7.2	0.1
Net gain on sale of operating assets	(0.4)	—
Taxes other than income taxes	25.8	25.6
Total operating costs and expenses	204.3	186.8

Operating income	152.6	141.7

Other Deductions (Income):
Interest expense	40.9	40.5
Interest income	(0.1)	(0.2)
Equity losses in unconsolidated affiliates	86.1	—
Miscellaneous other income, net	(0.1)	(0.2)
Total other deductions	126.8	40.1

Income before income taxes	25.8	101.6

Income taxes	0.2	0.2

Net Income	25.6	101.4
Net loss attributable to noncontrolling interests	(84.6)	—
Net income attributable to controlling interests	$110.2	$101.4

Net Income per Unit:
Net income per unit:
Common units	$0.44	$0.42
Class B units	$—	$0.19
Weighted-average number of units outstanding:
Common units	243.3	207.7
Class B units	—	22.9
Cash distribution declared and paid to common units	$0.10	$0.5325
Cash distribution declared and paid to class B units	$—	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$25.6	$101.4
Other comprehensive income (loss):
Loss on cash flow hedges	(0.9)	(4.5)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.9	0.1
Pension and other postretirement benefit costs	(1.9)	(1.7)
Total Comprehensive Income	23.7	95.3
Comprehensive loss attributable to noncontrolling interests	(84.6)	—
Comprehensive income attributable to controlling interests	$108.3	95.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2014	2013
Net income	$25.6	$101.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	69.2	66.8
Amortization of deferred costs	1.5	1.3
Asset impairment	7.2	0.1
Net gain on sale of operating assets	(0.4)	—
Equity losses in unconsolidated affiliates	86.1	—
Changes in operating assets and liabilities:
Trade and other receivables	(5.0)	1.5
Other receivables, affiliates	0.4	—
Gas receivables and storage assets	(4.3)	6.8
Costs recoverable from customers	(0.4)	0.9
Other assets	4.2	2.4
Trade and other payables	(10.6)	(18.2)
Other payables, affiliates	(1.4)	0.7
Gas payables	9.5	4.8
Accrued liabilities	(44.3)	(31.1)
Other liabilities	(1.5)	(8.1)
Net cash provided by operating activities	135.8	129.3

INVESTING ACTIVITIES:
Capital expenditures	(66.1)	(70.6)
Proceeds from sale of operating assets	0.1	1.0
Proceeds from insurance and other recoveries	—	1.4
Advances to affiliates	(1.3)	—
Investment in unconsolidated affiliates	(19.7)	—
Distribution from unconsolidated affiliate	9.0	—
Net cash used in investing activities	(78.0)	(68.2)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	155.0	263.0
Repayment of borrowings on revolving credit agreement	(205.0)	(195.0)
Principal payment of capital lease obligation	(0.1)	—
Advances from affiliate	—	(0.4)
Distributions paid	(24.8)	(128.3)
Capital contributions from noncontrolling interests	7.8	—
Distributions paid to noncontrolling interests	(7.1)	—
Net cash used in financing activities	(74.2)	(60.7)
Increase in cash and cash equivalents	(16.4)	0.4
Cash and cash equivalents at beginning of period	28.5	3.9
Cash and cash equivalents at end of period	$12.1	$4.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	Class B Units	General Partner	Accumulated Other Comp Loss	Non-controlling Interest	Total Equity
Balance January 1, 2013	$3,190.3	$678.3	$75.8	$(67.3)	$—	$3,877.1
Add (deduct):
Net income	84.5	6.9	10.0	—	—	101.4
Distributions paid	(110.6)	(6.9)	(10.8)	—	—	(128.3)
Other comprehensive loss	—	—	—	(6.1)	—	(6.1)
Balance March 31, 2013	$3,164.2	$678.3	$75.0	$(73.4)	$—	3,844.1

Balance January 1, 2014	$3,963.4	$—	$77.3	$(63.8)	$86.5	$4,063.4
Add (deduct):
Net income (loss)	108.0	—	2.2	—	(84.6)	25.6
Distributions paid	(24.3)	—	(0.5)	—	—	(24.8)
Capital contributions from noncontrolling interests	—	—	—	—	7.8	7.8
Distributions paid to noncontrolling interests	—	—	—	—	(7.1)	(7.1)
Other comprehensive loss	—	—	—	(1.9)	—	(1.9)
Balance March 31, 2014	$4,047.1	$—	$79.0	$(65.7)	$2.6	$4,063.0

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

As of April 29, 2014, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of April 29, 2014, the common units and general partner interest owned by BPHC represent approximately 53% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2014, and December 31, 2013, and the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, and changes in cash flows and changes in equity for the three months ended March 31, 2014 and 2013. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Investments

Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG Terminal Projects

In 2013, the Partnership executed an agreement with The Williams Companies, Inc. (Williams) to continue the development process for the Bluegrass Project - a project that would transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation, storage and export facilities. The proposed project would include constructing a new pipeline, a new large-scale fractionation plant and related liquids storage and transport facilities and a new export liquefied petroleum gas (LPG) terminal and related facilities (collectively, the Bluegrass Project).

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

The open season for capacity on the pipeline ended in the first quarter 2014, and although discussions with potential customers continued throughout the first quarter, the Partnership was unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, in April 2014, the Partnership is no longer making capital investments in the Bluegrass Project. As a result, in the first quarter 2014, the Bluegrass Project entities expensed the previously capitalized project costs, resulting in a $92.9 million charge which was reflected in Equity losses in unconsolidated affiliates and Asset Impairment on the income statement. Net of noncontrolling interests of $82.9 million, these expenses reduced the Partnership’s Net income attributable to controlling interests by $10.0 million.

Boardwalk Bluegrass and Boardwalk Moss Lake

Through March 31, 2014, the Partnership has contributed a total of $12.7 million to Boardwalk Bluegrass and Boardwalk Moss Lake, and as of March 31, 2014 and December 31, 2013, held equity ownership interests in those entities of 10% and 23%. The financial information of Boardwalk Bluegrass and Boardwalk Moss Lake was reported at historical carrying amounts in accordance with the accounting requirements applicable to transactions between entities under common control.

As of March 31, 2014 and December 31, 2013, the Partnership included in its Condensed Consolidated Balance Sheet the following balances that represent amounts recorded by Boardwalk Bluegrass and Boardwalk Moss Lake (in millions):

	March 31, 2014	December 31, 2013
Cash	$0.5	$15.0
Other receivables	1.8	—
Investment in unconsolidated affiliates	1.8	78.6
Construction work in progress	—	6.8
Trade payables	0.4	0.2
Other payables	0.7	4.7

Boardwalk Bluegrass' and Boardwalk Moss Lake's maximum exposure to loss is limited to the carrying amount of their investment in Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG, which was $1.8 million and $78.6 million as of March 31, 2014 and December 31, 2013. The Partnership's maximum exposure to loss is $0.4 million and $11.9 million, as of March 31, 2014 and December 31, 2013.

Note 3:  Gas and Liquids Stored Underground and Gas and NGLs Receivables and Payables

Subsidiaries of the Partnership provide storage services whereby they store gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet.

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of March 31, 2014, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 48.5 trillion British thermal units (TBtu). Assuming an average market price during March 2014 of $4.70 per million British thermal unit, the market value of that gas was approximately $227.9 million. As of December 31, 2013, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 19.6 TBtu. As of March 31, 2014 and December 31, 2013, there were no outstanding NGLs imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas or NGLs owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

The Partnership’s assets that were recorded at fair value on a non-recurring basis as of March 31, 2014 were as follows (in millions):

		Fair Value Measurements at March 31, 2014
	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended March 31, 2014

Non-recurring fair value measurements - Assets
Assets held and used	$—	$—	$—	$—	$(7.1)	(1)
Investment in unconsolidated affiliates	1.8	—	—	1.8	(85.8)	(1)

(1)
Net of noncontrolling interests of $82.9 million, the amount of the loss to the Partnership was $10.0 million. The impairment charge related to the assets held and used represents the carrying amount of the assets. The fair value of the investment in unconsolidated affiliates was determined to be available cash, after consideration for the settlement of certain working capital items. Note 2 contains more information regarding these measurements.

There were no liabilities recorded at fair value on a non-recurring basis at March 31, 2014. The Partnership’s assets and liabilities recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were related to its derivatives.

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $1.8 million and $0.3 million of gas stored underground at March 31, 2014, and December 31, 2013, which the Partnership owns and carries on its balance sheet as current Gas and liquids stored underground. At March 31, 2014, approximately 0.6 billion cubic feet of cash for fuel reimbursement were hedged with derivatives having settlement dates in 2014. The derivatives qualify for cash flow hedge accounting and are generally designated as such. The Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The fair values of derivatives designated as cash flow hedges existing as of March 31, 2014, and December 31, 2013, included in Other Current Assets in the Condensed Consolidated Balance Sheets were less than $0.1 million and $0.5 million.

The Partnership had $12.7 million of Accumulated other comprehensive loss (AOCI) related to cash flow hedges as of March 31, 2014 and December 31, 2013. The Partnership estimates that approximately $2.5 million of net losses from cash flow hedges reported in AOCI as of March 31, 2014, are expected to be reclassified into earnings within the next twelve months and primarily relates to previously settled Treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

Other Comprehensive Income (OCI)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2014 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2014	$(12.7)	$(51.1)	$(63.8)
Loss recorded in accumulated other comprehensive loss	(0.9)	—	(0.9)
Reclassifications:
Transportation operating revenues	0.1	—	0.1
Other operating revenues	0.2	—	0.2
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	(1.9)	(1.9)

Ending balance, March 31, 2014	$(12.7)	$(53.0)	$(65.7)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2013 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs		Total
Beginning balance, January 1, 2013	$(15.5)		$(51.8)	$(67.3)
Loss recorded in accumulated other comprehensive loss	(4.5)	—	—	(4.5)
Reclassifications:
Other operating revenues	(0.5)	—	—	(0.5)
Interest expense	0.6	—	—	0.6
Pension and other postretirement benefit costs	—		(1.7)	(1.7)

Ending balance, March 31, 2013	$(19.9)		$(53.5)	$(73.4)

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2013 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2014, and December 31, 2013. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2014, and December 31, 2013. The carrying amount of the Partnership's variable rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013, were as follows (in millions):

As of March 31, 2014			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12.1		$12.1	$—	$—	$12.1

Financial Liabilities
Long-term debt	$3,364.9	(1)	$—	$3,494.3	$—	$3,494.3
(1) The carrying amount of long-term debt excludes a $9.9 million capital lease obligation.

As of December 31, 2013			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28.5		$28.5	$—	$—	$28.5

Financial Liabilities
Long-term debt	$3,414.4	(1)	$—	$3,573.8	$—	$3,573.8
(1) The carrying amount of long-term debt excludes a $10.0 million capital lease obligation.

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

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

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2014, and December 31, 2013, the Partnership had an accrued liability of approximately $6.3 million and $6.5 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next eight years. As of March 31, 2014, and December 31, 2013, approximately $1.5 million was recorded in Other current liabilities and approximately $4.8 million and $5.0 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2014, were approximately $84.7 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 5 to the Partnership’s 2013 Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarter 2014, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In the first quarter 2013, the Partnership declared and paid a quarterly distribution to its common unitholders of record of $0.5325 per common unit, $0.30 per class B unit to the holder of the class B units (which converted to common units in October 2013 on a one-for-one basis pursuant to the terms of the partnership agreement) and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In April 2014, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

Under the Partnership’s partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed net income or losses. Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro rata basis, except that the class B units’ participation in net income is limited to $0.30 per unit per quarter. The Class B units were converted to common units on a one-for-one basis in October 2013. Payments made on account of the Partnership’s various ownership interests are determined in relation to actual declared distributions, and are not based on the assumed allocations required under GAAP. Unless noted otherwise, basic and diluted net income per unit are the same.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended March 31, 2014, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$25.6
Less: Net loss attributable to noncontrolling interests	(84.6)
Net income attributable to controlling interests	110.2
Declared distribution	24.8	$24.3	$0.5
Assumed allocation of undistributed net income	85.4	83.7	1.7
Assumed allocation of net income attributable to limited partner unitholders and general partner	$110.2	$108.0	$2.2
Weighted-average units outstanding		243.3
Net income per unit		$0.44

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

Note 7:  Financing

Notes and Debentures

As of March 31, 2014, and December 31, 2013, the Partnership had notes and debentures outstanding of $3.0 billion with a weighted-average interest rate of 5.32%, including $275.0 million of notes which mature in February 2015. The notes, which mature in 2015, were included with the other notes and debentures in long-term debt on the Condensed Consolidated Balance Sheets since the Partnership expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than one year.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2014, the Partnership and its subsidiaries were in compliance with its debt covenants.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2014, and December 31, 2013, were $125.0 million and $175.0 million, with a weighted-average borrowing rate of 1.53% and 1.29%.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2014.

Term Loan

The Partnership has a $225.0 million variable-rate term loan due October 1, 2017 (2017 Term Loan), which bears interest at a rate that is based on the one-month London Interbank Offered Rate (LIBOR) plus an applicable margin. Outstanding borrowings as of March 31, 2014 and December 31, 2013, were $225.0 million, with a weighted-average interest rate of 1.91% and 1.92%.

Note 8:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Texas Gas Transmission, LLC (Texas Gas) employees hired prior to November 2006, are covered under a non-contributory, defined benefit pension plan (Pension Plan). The Texas Gas Supplemental Retirement Plan (SRP) provides pension benefits for the portion of an eligible employee’s pension benefit under the Pension Plan that becomes subject to compensation limitations under the Internal Revenue Code. Collectively, the Partnership refers to the Pension Plan and the SRP as Retirement Plans. Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to 1996, and have met certain other requirements.

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$1.0	$1.1	$0.1	$0.1
Interest cost	1.4	1.2	0.5	0.5
Expected return on plan assets	(2.3)	(2.2)	(1.1)	(1.1)
Amortization of prior service credit	—	—	(1.9)	(1.9)
Amortization of unrecognized net loss	0.3	0.6	0.1	0.1
Regulatory asset decrease	0.4	—	—	—
Net periodic benefit cost	0.8	0.7	(2.3)	(2.3)

Through the date of this filing, the Partnership has not made contributions to the Pension Plan in 2014, but expects to fund $3.0 million in 2014.

Defined Contribution Plans

The Partnership’s employees not covered under the Pension Plan are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.0 million and $2.2 million for the three months ended March 31, 2014 and 2013.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $2.2 million and $2.1 million for the three months ended March 31, 2014 and 2013.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $13.0 million and $72.3 million for the three months ended March 31, 2014 and 2013.

In 2013, the Partnership entered into agreements with BPHC to form Boardwalk Bluegrass and Boardwalk Moss Lake. Through March 31, 2014 and December 31, 2013, the Partnership contributed $12.7 million and $11.9 million and BPHC contributed $97.8 million and $90.0 million of cash and other assets to these entities. In the first quarter 2014, the Partnership received a $1.9 million distribution from Boardwalk Moss Lake and BPHC received a $7.1 million distribution.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2014	2013
Cash paid during the period for:
Interest (net of amount capitalized)	$52.6	$47.3

Note 11: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2014, and December 31, 2013. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2014
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.1	$5.2	$6.8	$—	$12.1
Receivables	—	—	124.4	(0.1)	124.3
Receivables - affiliate	1.5	—	11.5	(9.5)	3.5
Gas and liquids stored underground	—	—	2.1	—	2.1
Prepayments	0.7	—	9.5	—	10.2
Advances to affiliates	—	—	189.5	(189.5)	—
Other current assets	0.1	—	16.3	(2.6)	13.8
Total current assets	2.4	5.2	360.1	(201.7)	166.0
Investment in consolidated subsidiaries	1,581.3	6,267.3	—	(7,848.6)	—
Property, plant and equipment, gross	0.6	—	8,769.8	—	8,770.4
Less–accumulated depreciation and amortization	0.6	—	1,555.4	—	1,556.0
Property, plant and equipment, net	—	—	7,214.4	—	7,214.4
Other noncurrent assets	0.3	3.5	423.6	(0.1)	427.3
Advances to affiliates – noncurrent	2,493.4	177.0	794.4	(3,464.8)	—
Investment in unconsolidated affiliates	—	—	1.8	—	1.8
Total other assets	2,493.7	180.5	1,219.8	(3,464.9)	429.1

Total Assets	$4,077.4	$6,453.0	$8,794.3	$(11,515.2)	$7,809.5

Liabilities and Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.3	$0.1	$49.4	$(0.1)	$49.7
Payable to affiliates	0.7	—	10.8	(9.6)	1.9
Advances from affiliates	—	189.5	—	(189.5)	—
Other current liabilities	—	14.2	115.4	(2.5)	127.1
Total current liabilities	1.0	203.8	175.6	(201.7)	178.7
Total long-term debt and capital lease obligation	—	1,380.1	1,994.7	—	3,374.8
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliate - noncurrent	—	3,287.8	177.0	(3,464.8)	—
Other noncurrent liabilities	—	—	177.1	(0.1)	177.0
Total other liabilities and deferred credits	16.0	3,287.8	354.1	(3,464.9)	193.0
Total partners’ capital/member’s equity	4,060.4	1,581.3	6,267.3	(7,848.6)	4,060.4
Noncontrolling interest	—	—	2.6	—	2.6
Total Equity	4,060.4	1,581.3	6,269.9	(7,848.6)	4,063.0
Total Liabilities and Equity	$4,077.4	$6,453.0	$8,794.3	$(11,515.2)	$7,809.5

Condensed Consolidating Balance Sheets as of December 31, 2013
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.2	$9.2	$19.1	$—	$28.5
Receivables	—	—	119.2	—	119.2
Receivables - affiliate	0.1	0.1	14.3	(13.4)	1.1
Gas and liquids stored underground	—	—	0.7	—	0.7
Prepayments	0.3	—	12.6	—	12.9
Advances to affiliates	—	—	194.4	(194.4)	—
Other current assets	—	—	23.8	(9.1)	14.7
Total current assets	0.6	9.3	384.1	(216.9)	177.1
Investment in consolidated subsidiaries	1,480.8	6,138.3	—	(7,619.1)	—
Property, plant and equipment, gross	0.6	—	8,722.7	—	8,723.3
Less–accumulated depreciation and amortization	0.6	—	1,488.6	—	1,489.2
Property, plant and equipment, net	—	—	7,234.1	—	7,234.1
Other noncurrent assets	0.3	3.7	420.7	—	424.7
Advances to affiliates – noncurrent	2,512.1	168.7	733.1	(3,413.9)	—
Investment in unconsolidated affiliates	—	—	78.6	—	78.6
Total other assets	2,512.4	172.4	1,232.4	(3,413.9)	503.3

Total Assets	$3,993.8	$6,320.0	$8,850.6	$(11,249.9)	$7,914.5

Liabilities & Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$—	$70.6	$—	$70.8
Payable to affiliates	0.7	—	13.9	(13.4)	1.2
Advances from affiliates	—	194.4	—	(194.4)	—
Other current liabilities	—	19.7	153.3	(9.0)	164.0
Total current liabilities	0.9	214.1	237.8	(216.8)	236.0
Total long-term debt and capital lease obligation	—	1,379.9	2,044.5	—	3,424.4
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,245.2	168.7	(3,413.9)	—
Other noncurrent liabilities	—	—	174.8	(0.1)	174.7
Total other liabilities and deferred credits	16.0	3,245.2	343.5	(3,414.0)	190.7
Total partners’ capital/member’s equity	3,976.9	1,480.8	6,138.3	(7,619.1)	3,976.9
Noncontrolling interest	—	—	86.5	—	86.5
Total Equity	3,976.9	1,480.8	6,224.8	(7,619.1)	4,063.4
Total Liabilities and Equity	$3,993.8	$6,320.0	$8,850.6	$(11,249.9)	$7,914.5

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$327.1	$(22.8)	$304.3
Parking and lending	—	—	9.2	—	9.2
Storage	—	—	28.8	—	28.8
Other	—	—	14.6	—	14.6
Total operating revenues	—	—	379.7	(22.8)	356.9

Operating Cost and Expenses:
Fuel and transportation	—	—	55.8	(22.8)	33.0
Operation and maintenance	—	—	42.7	—	42.7
Administrative and general	(0.1)	—	26.9	—	26.8
Other operating costs and expenses	0.1	—	101.7	—	101.8
Total operating costs and expenses	—	—	227.1	(22.8)	204.3
Operating (loss) income	—	—	152.6	—	152.6

Other Deductions (Income):
Interest expense	—	18.7	22.2	—	40.9
Interest (income) expense - affiliates	(7.8)	10.2	(2.4)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(102.4)	(131.3)	—	233.7	—
Equity losses in unconsolidated affiliates	—	—	86.1	—	86.1
Miscellaneous other income, net	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(110.2)	(102.4)	105.7	233.7	126.8

Income before income taxes	110.2	102.4	46.9	(233.7)	25.8
Income taxes	—	—	0.2	—	0.2

Net Income	110.2	102.4	46.7	(233.7)	25.6
Net loss attributable to noncontrolling interests	—	—	(84.6)	—	(84.6)
Net income attributable to controlling interests	$110.2	$102.4	$131.3	$(233.7)	$110.2

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$305.8	$(21.7)	$284.1
Parking and lending	—	—	7.9	—	7.9
Storage	—	—	28.2	(0.1)	28.1
Other	—	—	8.4	—	8.4
Total operating revenues	—	—	350.3	(21.8)	328.5

Operating Cost and Expenses:
Fuel and transportation	—	—	44.5	(21.8)	22.7
Operation and maintenance	—	—	40.2	—	40.2
Administrative and general	—	—	31.4	—	31.4
Other operating costs and expenses	—	—	92.5	—	92.5
Total operating costs and expenses	—	—	208.6	(21.8)	186.8
Operating income	—	—	141.7	—	141.7

Other Deductions (Income):
Interest expense	—	17.2	23.3	—	40.5
Interest (income) expense - affiliates	(8.4)	10.3	(1.9)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(93.0)	(120.5)	—	213.5	—
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(101.4)	(93.0)	21.0	213.5	40.1

Income before income taxes	101.4	93.0	120.7	(213.5)	101.6
Income taxes	—	—	0.2	—	0.2

Net Income	$101.4	$93.0	$120.5	$(213.5)	$101.4

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$110.2	$102.4	$46.7	$(233.7)	$25.6
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.9)	(0.9)	(0.9)	1.8	(0.9)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.9	0.9	0.5	(1.4)	0.9
Pension and other postretirement benefit costs	(1.9)	(1.9)	(1.9)	3.8	(1.9)
Total Comprehensive Income	108.3	100.5	44.4	(229.5)	23.7
Comprehensive loss attributable to noncontrolling interests	—	—	(84.6)	—	(84.6)
Comprehensive income attributable to controlling interests	$108.3	$100.5	$129.0	$(229.5)	$108.3

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$101.4	$93.0	$120.5	$(213.5)	$101.4
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(4.5)	(4.5)	(4.5)	9.0	(4.5)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.1	0.4	(0.3)	(0.1)	0.1
Pension and other postretirement benefit costs	(1.7)	(1.7)	(1.7)	3.4	(1.7)
Total Comprehensive Income	$95.3	$87.2	$114.0	$(201.2)	$95.3

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations		Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$7.4	$(33.5)	$161.9	$—		$135.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(66.1)	—		(66.1)
Proceeds from sale of operating assets	—	—	0.1	—		0.1
Advances to affiliates	17.3	(8.3)	(56.4)	46.1		(1.3)
Investment in unconsolidated affiliates	—	—	(19.7)	—		(19.7)
Distribution from unconsolidated affiliate	—	—	9.0	—		9.0
Net cash provided by (used in) investing activities	17.3	(8.3)	(133.1)	46.1		(78.0)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	155.0	—		155.0
Repayment of borrowings on revolving credit agreement	—	—	(205.0)	—		(205.0)
Principal payment of capital lease obligation	—	—	(0.1)	—		(0.1)
Advances from affiliates	—	37.8	8.3	(46.1)		—
Distributions paid	(24.8)	—	—	—		(24.8)
Capital contributions from noncontrolling interests	—	—	7.8	—	—	7.8
Distributions paid to noncontrolling interests	—	—	(7.1)	—		(7.1)
Net cash (used in) provided by financing activities	(24.8)	37.8	(41.1)	(46.1)		(74.2)

Increase in cash and cash equivalents	(0.1)	(4.0)	(12.3)	—		(16.4)
Cash and cash equivalents at beginning of period	0.2	9.2	19.1	—		28.5
Cash and cash equivalents at end of period	$0.1	$5.2	$6.8	$—		$12.1

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$9.4	$(27.0)	$146.9	$—	$129.3

INVESTING ACTIVITIES:
Capital expenditures	—	(0.3)	(70.3)	—	(70.6)
Proceeds from sale of operating assets	—	—	1.0	—	1.0
Proceeds from insurance and other recoveries	—	—	1.4	—	1.4
Advances to affiliates	119.2	(31.3)	(190.8)	102.9	—
Investment in consolidated subsidiary	—	(12.0)	—	12.0	—
Net cash (used in) provided by investing activities	119.2	(43.6)	(258.7)	114.9	(68.2)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	263.0	—	263.0
Repayment of borrowings on revolving credit agreement	—	—	(195.0)	—	(195.0)
Contribution from parent	—	—	12.0	(12.0)	—
Advances from affiliates	(0.4)	71.6	31.3	(102.9)	(0.4)
Distributions paid	(128.3)	—	—	—	(128.3)
Net cash (used in) provided by financing activities	(128.7)	71.6	111.3	(114.9)	(60.7)

Decrease in cash and cash equivalents	(0.1)	1.0	(0.5)	—	0.4
Cash and cash equivalents at beginning of period	0.1	1.0	2.8	—	3.9
Cash and cash equivalents at end of period	$—	$2.0	$2.3	$—	$4.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Our transportation services consist of firm natural gas transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, whereby the customer pays to transport gas only when capacity is available and used. We offer firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. Our natural gas liquids (NGLs) contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Our NGLs storage rates are market-based and contracts are typically fixed-price arrangements with escalation clauses. We sell minor amounts of surplus propane, and periodically sell surplus ethylene, at market prices available at the time of sale. We are not in the business of buying and selling natural gas other than for system management purposes, but changes in the level of natural gas prices may impact the volumes of gas transported and stored on our pipeline systems. Our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and gas transportation expenses on our Condensed Consolidated Statements of Income.

Recent Developments

Market Conditions and Contract Renewals

We provide natural gas transportation services to customers that are directly connected to our pipeline system and, through interconnects with third-party pipelines to customers that are not directly connected to our system. Transportation rates that we can charge customers we serve through interconnects with third-party pipelines are heavily influenced by current and anticipated basis differentials. As a result of the new sources of supply and related pipeline infrastructure, basis differentials on our pipeline systems have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our interruptible and firm transportation services.

A substantial portion of our transportation capacity is contracted for under firm transportation agreements. Each year a portion of our firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in our Annual Report on Form 10-K for the year ended December 31, 2013, in recent periods we have renewed many expiring contracts at lower rates and for shorter terms than in the past and any remaining available capacity generally has been marketed and sold at lower rates under short-term firm or interruptible contracts, or in some cases not sold at all, which has materially adversely impacted our firm and interruptible transportation revenues. As a result, revenues from capacity reservation charges under firm transportation agreements for the three months ended March 31, 2014, were $7.3 million lower than they were for the comparable 2013 period. The extremely cold weather across the eastern and Midwestern United States in the first quarter 2014 positively impacted the revenues we earned from our short-term firm and interruptible transportation services; however, we expect the overall unfavorable trend to continue. Therefore, we may not be able to sell our available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts, all of which would continue to adversely impact our transportation revenues, earnings before interest, taxes, depreciation and amortization and distributable cash flows and could impact us on a long-term basis.

More recently, we have seen the value of our storage and PAL services adversely impacted by market factors, which have contributed to a narrowing of natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the price volatility of natural gas to decline significantly, reducing the rates we can charge for our storage and PAL services. During the first quarter 2014, our storage and PAL services benefited from the cold weather, however, we expect that narrowing time period price spreads and fewer market participants will continue to cause demand for our storage and PAL services to decline.

Bluegrass Pipeline

We and BPHC have been engaged, through joint ventures with The Williams Companies, Inc. (Williams), in the development process for the Bluegrass Project - a project that would transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation, storage and export facilities. The proposed project would include constructing a new pipeline, a new large-scale fractionation plant and related liquids storage and transport facilities and a new export liquefied petroleum gas (LPG) terminal and related facilities (collectively, the Bluegrass Project). The open season for capacity on the pipeline ended in the first quarter 2014, and although discussions with potential customers continued throughout the first quarter, we were unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, we are no longer making capital investments in the Bluegrass Project. As a result, in the first quarter 2014, the Bluegrass entities expensed the previously capitalized project costs that had been incurred, resulting in a decrease to our net income attributable to controlling interests of $10.0 million. We will continue to consider all of our options.

Sulphur Storage and Pipeline Expansion Project

In 2014, we executed a long-term agreement to provide transportation and storage services to support the development of a new ethane cracker plant in the Lake Charles, Louisiana area. The project would involve significant storage and infrastructure development to serve petrochemical customers near our Sulphur Hub. The project, which is conditioned on final approval by our customer's board of directors, is expected to cost approximately $145.0 million with an anticipated in-service date in the second half of 2017.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Our net income attributable to controlling interests for the three months ended March 31, 2014, increased $8.8 million, or 9%, to $110.2 million compared to $101.4 million for the three months ended March 31, 2013. The increase in net income was primarily a result of an increase in short-term firm and interruptible transportation revenues due to extremely cold winter weather across the Eastern and Midwestern United States, partly offset by previously capitalized costs associated with the Bluegrass Project which were expensed in the first quarter 2014 and which resulted in a decrease in our net income from controlling interests of $10.0 million.

Operating revenues for the three months ended March 31, 2014, increased $28.4 million, or 9%, to $356.9 million, compared to $328.5 million for the three months ended March 31, 2013. The increase was primarily due to an increase in short-term firm and interruptible transportation revenues, excluding fuel, of $19.0 million and fuel of $5.5 million, generally due to the cold winter weather across the Eastern and Midwestern United States, partly offset by the effects of the market and contract renewal conditions discussed above in Market Conditions and Contract Renewals, which lowered firm transportation revenues by $7.3 million. Sales of NGLs were $3.9 million higher due to propane sales and PAL and storage revenues increased by $1.6 million mainly due to a backwardated natural gas pricing curve which increased lending activities.

Operating costs and expenses for the three months ended March 31, 2014, increased $17.5 million, or 9%, to $204.3 million, compared to $186.8 million for the three months ended March 31, 2013. The increase in operating expenses was driven by an increase of fuel expense of $7.4 million primarily due to an increase in natural gas prices, a $7.1 million impairment charge associated with the Bluegrass Project, a $2.6 million increase in depreciation expense and property taxes primarily due to an increase in our asset base and a $2.5 million increase in operations and maintenance expense primarily due to an increase in maintenance projects. The increases were partially offset by a decrease in administrative and general expenses of $4.6 million due to lower employee-related costs.

Total other deductions for the three months ended March 31, 2014 increased by $86.7 million, or 216%, to $126.8 million compared to $40.1 million for the 2013 period. The increase was driven by equity losses in unconsolidated affiliates of $86.1 million resulting from previously capitalized costs associated with the Bluegrass Project that were expensed in the first quarter 2014, which losses were mostly offset by noncontrolling interests related to that project.

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

Capital Expenditures and Investments

Maintenance capital expenditures for the three months ended March 31, 2014 and 2013 were $16.0 million and $7.5 million. Growth capital expenditures were $50.1 million and $63.1 million for the three months ended March 31, 2014 and 2013. The 2014 growth capital expenditures primarily relate to our Southeast Market Expansion project discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. We expect total capital expenditures to be approximately $420.0 million in 2014, including approximately $90.0 million for maintenance capital.

Revolving Credit Facility

As of March 31, 2014 and December 31, 2013, we had $125.0 million and $175.0 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 1.53% and no letters of credit issued thereunder. At March 31, 2014, we had an available borrowing capacity of $875.0 million and were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 7 in Part I, Item 1 of this report.

Distributions

For the three months ended March 31, 2014 and 2013, we paid distributions of $24.8 million and $128.3 million to our partners. Note 6 in Part I, Item I of this report contains further discussion regarding our distributions.

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our "available cash," as defined in our partnership agreement, on a quarterly basis. Our distributions are determined by the board of directors of our general partner based on our financial position, earnings, cash flow and other relevant factors. There is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2013, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $6.5 million to $135.8 million for the three months ended March 31, 2014, compared to $129.3 million for the comparable 2013 period primarily due to the change in net income, excluding the effects of depreciation and amortization, asset impairment and equity losses in unconsolidated affiliates, partly offset by the timing of payables and receivables.

Changes in cash flow from investing activities

Net cash used in investing activities increased $9.8 million to $78.0 million for the three months ended March 31, 2014, compared to $68.2 million for the comparable 2013 period. The increase was primarily driven by a net investment in the Bluegrass Project of $10.7 million.

Changes in cash flow from financing activities

Net cash used in financing activities increased $13.5 million to $74.2 million for the three months ended March 31, 2014, compared to $60.7 million for the comparable 2013 period. The increase in cash used in financing activities resulted primarily from higher net repayments of borrowings on the revolving credit agreement of $118.0 million. The increase was partially offset by a decrease in distributions of $103.5 million.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2014, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,375.0	$275.0	$800.0	$810.0	$1,490.0
Interest on long-term debt (2)	769.4	152.9	260.9	161.8	193.8
Capital commitments (3)	84.7	84.7	—	—	—
Total	$4,229.1	$512.6	$1,060.9	$971.8	$1,683.8

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $125.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017, and $225.0 million loans outstanding under our Term Loan, having a maturity date of October 1, 2017. The $275.0 million principal amount of Senior Notes due 2015 of Gulf South that are included in the column Less than 1 Year are included in long-term debt on our balance sheet because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.53% weighted-average interest rate and an unused commitment fee of 0.20% as of March 31, 2014, $3.7 million, $7.3 million and $0.3 million would be due in less than one year, 1-3 years and 3-5 years. Based on a 1.91% weighted-average interest rate on amounts outstanding under the Term Loan as of March 31, 2014, $4.3 million, $8.6 million and $2.1 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2014.

Pursuant to the settlement of the Texas Gas Transmission, LLC (Texas Gas) rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have not contributed to the Texas Gas pension plan, but expect to fund $3.0 million during 2014.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2014, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•	the success of our strategy to grow and diversify our business, including expansion into new product lines and geographic areas;

•	our ability to access the bank and capital markets on acceptable terms to refinance our outstanding indebtedness and to fund our capital needs;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
March 5, 2014 (1)	16,064	$12.51	—	—

(1)	Our general partner purchased our common units and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

The following documents are included as exhibits to this report:

Exhibit Number	Description

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
April 29, 2014	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer