Form 10-Q
period 2014-06-30
Boardwalk Pipeline Partners, LP
filed 2014-08-04
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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

As of August 4, 2014, the registrant had 243,223,801 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2014

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$43.3	$28.5
Receivables:
Trade, net	88.3	103.5
Affiliates	—	1.1
Other	11.6	15.7
Gas transportation receivables	7.1	7.8
Costs recoverable from customers	0.6	0.8
Gas and liquids stored underground	3.5	0.7
Prepayments	18.3	12.9
Other current assets	2.9	6.1
Total current assets	175.6	177.1

Property, Plant and Equipment:
Natural gas transmission and other plant	8,645.5	8,548.8
Construction work in progress	235.5	174.5
Property, plant and equipment, gross	8,881.0	8,723.3
Less—accumulated depreciation and amortization	1,622.3	1,489.2
Property, plant and equipment, net	7,258.7	7,234.1

Other Assets:
Goodwill	215.5	215.5
Gas stored underground	86.2	79.7
Investment in unconsolidated affiliates	—	78.6
Other	124.9	129.5
Total other assets	426.6	503.3

Total Assets	$7,860.9	$7,914.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND EQUITY	June 30, 2014	December 31, 2013
Current Liabilities:
Payables:
Trade	$49.9	$65.1
Affiliates	2.4	1.2
Other	13.3	5.7
Gas Payables:
Transportation	9.1	8.8
Storage	—	0.2
Accrued taxes, other	48.8	46.1
Accrued interest	45.2	45.4
Accrued payroll and employee benefits	16.1	26.4
Deferred income	4.6	9.3
Other current liabilities	31.8	27.8
Total current liabilities	221.2	236.0

Long-term debt and capital lease obligations	3,350.2	3,424.4

Other Liabilities and Deferred Credits:
Pension liability	17.1	17.1
Asset retirement obligation	34.6	39.3
Provision for other asset retirement	59.1	57.6
Payable to affiliate	16.0	16.0
Other	69.9	60.7
Total other liabilities and deferred credits	196.7	190.7

Commitments and Contingencies

Equity:
Partners’ Capital:
Common units – 243.3 million units issued and outstanding as of June 30, 2014, and December 31, 2013	4,079.0	3,963.4
General partner	79.7	77.3
Accumulated other comprehensive loss	(67.0)	(63.8)
Total partners’ capital	4,091.7	3,976.9
Noncontrolling interest	1.1	86.5
Total Equity	4,092.8	4,063.4
Total Liabilities and Equity	$7,860.9	$7,914.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Transportation	$245.7	$242.3	$550.0	$526.4
Parking and lending	9.2	7.1	18.4	15.0
Storage	22.1	27.4	50.9	55.5
Other	16.4	11.9	31.0	20.3
Total operating revenues	293.4	288.7	650.3	617.2

Operating Costs and Expenses:
Fuel and transportation	29.9	27.4	62.9	50.1
Operation and maintenance	43.9	43.8	86.6	84.0
Administrative and general	30.5	28.9	57.3	60.3
Depreciation and amortization	69.6	67.3	138.8	134.1
Asset impairment	1.4	1.1	8.6	1.2
Net gain on sale of operating assets	(0.8)	(16.2)	(1.2)	(16.2)
Taxes other than income taxes	22.4	25.3	48.2	50.9
Total operating costs and expenses	196.9	177.6	401.2	364.4

Operating income	96.5	111.1	249.1	252.8

Other Deductions (Income):
Interest expense	40.2	40.7	81.1	81.2
Interest income	(0.2)	(0.1)	(0.3)	(0.3)
Equity losses in unconsolidated affiliates	0.5	—	86.6	—
Miscellaneous other income, net	—	—	(0.1)	(0.2)
Total other deductions	40.5	40.6	167.3	80.7

Income before income taxes	56.0	70.5	81.8	172.1

Income taxes	0.1	0.1	0.3	0.3

Net Income	55.9	70.4	81.5	171.8
Net loss attributable to noncontrolling interests	(1.5)	(0.1)	(86.1)	(0.1)
Net income attributable to controlling interests	$57.4	$70.5	$167.6	$171.9

Net Income per Unit:
Net income per unit:
Common units	$0.23	$0.28	$0.68	$0.70
Class B units	$—	$0.03	$—	$0.21
Weighted-average number of units outstanding:
Common units	243.3	212.3	243.3	210.0
Class B units	—	22.9	—	22.9
Cash distribution declared and paid to common units	$0.10	$0.5325	$0.20	$1.065
Cash distribution declared and paid to class B units	$—	$0.30	$—	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$55.9	$70.4	$81.5	$171.8
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	—	7.0	(0.9)	2.5
Reclassification adjustment transferred to Net Income from cash flow hedges	0.7	1.0	1.6	1.1
Pension and other postretirement benefit costs	(2.0)	(1.9)	(3.9)	(3.6)
Total Comprehensive Income	54.6	76.5	78.3	171.8
Comprehensive loss attributable to noncontrolling interests	(1.5)	(0.1)	(86.1)	(0.1)
Comprehensive income attributable to controlling interests	$56.1	$76.6	$164.4	171.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2014	2013
Net income	$81.5	$171.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	138.8	134.1
Amortization of deferred costs	2.9	2.7
Asset impairment	8.6	1.2
Net gain on sale of operating assets	(1.2)	(16.2)
Equity losses in unconsolidated affiliates	86.6	—
Changes in operating assets and liabilities:
Trade and other receivables	19.2	(0.5)
Other receivables, affiliates	0.9	(0.1)
Gas receivables and storage assets	(8.5)	18.2
Costs recoverable from customers	1.0	0.6
Other assets	(3.8)	11.8
Trade and other payables	(11.6)	(27.9)
Other payables, affiliates	(0.5)	0.7
Gas payables	7.4	0.1
Accrued liabilities	(6.9)	1.5
Other liabilities	(6.3)	(12.8)
Net cash provided by operating activities	308.1	285.2

INVESTING ACTIVITIES:
Capital expenditures	(162.7)	(132.2)
Proceeds from sale of operating assets	2.9	21.2
Proceeds from insurance and other recoveries	—	1.4
Advances to affiliates	0.1	—
Investment in unconsolidated affiliates	(20.3)	(21.4)
Distribution from unconsolidated affiliates	10.7	—
Net cash used in investing activities	(169.3)	(131.0)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	220.0	458.0
Repayment of borrowings on revolving credit agreement	(295.0)	(740.0)
Principal payment of capital lease obligation	(0.2)	—
Advances from affiliate	0.1	(2.4)
Distributions paid	(49.6)	(256.4)
Capital contributions from noncontrolling interests	7.8	16.1
Distributions paid to noncontrolling interests	(7.1)	—
Proceeds from sale of common units	—	368.7
Capital contributions from general partner	—	7.8
Net cash used in financing activities	(124.0)	(148.2)
Increase in cash and cash equivalents	14.8	6.0
Cash and cash equivalents at beginning of period	28.5	3.9
Cash and cash equivalents at end of period	$43.3	$9.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	Class B Units	General Partner	Accumulated Other Comp Loss	Non-controlling Interest	Total Equity
Balance January 1, 2013	$3,190.3	$678.3	$75.8	$(67.3)	$—	$3,877.1
Add (deduct):
Net income	138.7	13.7	19.5	—	(0.1)	171.8
Distributions paid	(221.2)	(13.7)	(21.5)	—	—	(256.4)
Sale of common units, net of related transactions costs	368.7	—	—	—	—	368.7
Capital contributions from general partner	—	—	7.8	—	—	7.8
Capital contributions from noncontrolling interests	—	—	—	—	20.4	20.4
Balance June 30, 2013	$3,476.5	$678.3	$81.6	$(67.3)	$20.3	4,189.4

Balance January 1, 2014	$3,963.4	$—	$77.3	$(63.8)	$86.5	$4,063.4
Add (deduct):
Net income (loss)	164.2	—	3.4	—	(86.1)	81.5
Distributions paid	(48.6)	—	(1.0)	—	—	(49.6)
Capital contributions from noncontrolling interests	—	—	—	—	7.8	7.8
Distributions paid to noncontrolling interests	—	—	—	—	(7.1)	(7.1)
Other comprehensive loss	—	—	—	(3.2)	—	(3.2)
Balance June 30, 2014	$4,079.0	$—	$79.7	$(67.0)	$1.1	$4,092.8

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

As of August 4, 2014, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of August 4, 2014, the common units and general partner interest owned by BPHC represent approximately 53% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2014, and December 31, 2013, and the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and changes in cash flows and changes in equity for the six months ended June 30, 2014 and 2013. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such 2013 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

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

The open season for capacity on the pipeline ended in the first quarter 2014, and although discussions with potential customers continued throughout the first quarter, the Partnership was unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, the Partnership determined that it would no longer make capital investments in the Bluegrass Project. In the first quarter 2014, the Bluegrass Project entities expensed the previously capitalized project costs, resulting in a $92.9 million charge, which was reflected in Equity losses in unconsolidated affiliates and Asset impairment on the income statement. Net of noncontrolling interests of $82.9 million associated with the Bluegrass investment, these expenses reduced the Partnership’s Net income attributable to controlling interests by $10.0 million.

Boardwalk Bluegrass and Boardwalk Moss Lake

Through June 30, 2014, the Partnership has contributed a total of $12.7 million to Boardwalk Bluegrass and Boardwalk Moss Lake, and as of June 30, 2014, and December 31, 2013, held equity ownership interests in those entities of 10% and 23%. The financial information of Boardwalk Bluegrass and Boardwalk Moss Lake was reported at historical carrying amounts in accordance with the accounting requirements applicable to transactions between entities under common control.

As of June 30, 2014, and December 31, 2013, the Partnership included in its Condensed Consolidated Balance Sheet the following balances that represent amounts recorded by Boardwalk Bluegrass and Boardwalk Moss Lake (in millions):

	June 30, 2014	December 31, 2013
Cash	$1.5	$15.0
Investment in unconsolidated affiliates	—	78.6
Construction work in progress	—	6.8
Trade payables	—	0.2
Other payables	0.3	4.7

At June 30, 2014, Boardwalk Bluegrass and Boardwalk Moss Lake had no remaining investment in Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG. At December 31, 2013, Boardwalk Bluegrass' and Boardwalk Moss Lake's maximum exposure to loss was limited to the carrying amount of their investment in Bluegrass Pipeline, Moss Lake Fractionation and Moss Lake LPG, which was $78.6 million and the Partnership's maximum exposure to loss was $11.9 million.

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

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of June 30, 2014, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 20.2 trillion British thermal units (TBtu). Assuming an average market price during June 2014 of $4.46 per million British thermal unit, the market value of that gas was approximately $90.1 million. As of December 31, 2013, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 19.6 TBtu. As of June 30, 2014, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 MMbbls. As of December 31, 2013, there were no outstanding NGLs imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas or NGLs owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4:  Fair Value Measurements, Derivatives and Other Comprehensive Income (OCI)

The Partnership’s assets that were recorded at fair value on a non-recurring basis as of June 30, 2014 were as follows (in millions):

		Fair Value Measurements at June 30, 2014
	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (losses) for the three months ended June 30, 2014	Total Gains (losses) for the six months ended June 30, 2014

Non-recurring fair value measurements - Assets
Assets held and used	$—	$—	$—	$—	$—	$(7.1)	(1)
Investment in unconsolidated affiliates	—	—	—	—	—	(85.8)	(1)

(1)
Net of noncontrolling interests of $82.9 million, the amount of the loss to the Partnership was $10.0 million. The impairment charge related to the assets held and used represents the carrying amount of the assets. The fair value of the investment in unconsolidated affiliates was determined to be available cash, after consideration for the settlement of certain working capital items. Note 2 contains more information regarding these measurements. Note 5 contains additional information related to asset impairment charges not included in the above table.

There were no liabilities recorded at fair value on a non-recurring basis at June 30, 2014. The Partnership’s assets and liabilities recorded at fair value on a recurring basis as of June 30, 2014, and December 31, 2013 were related to its derivatives.

Derivatives

The Partnership uses futures, swaps and option contracts (collectively, derivatives) to hedge exposure to natural gas commodity price risk related to the future operational sales of natural gas and cash for fuel reimbursement where customers pay cash for the cost of fuel used in providing transportation services as opposed to having fuel retained in kind. This price risk exposure includes approximately $3.2 million and $0.3 million of gas stored underground at June 30, 2014, and December 31, 2013, which the Partnership owns and carries on its balance sheet as current Gas and liquids stored underground. The derivatives qualify for cash flow hedge accounting and are generally designated as such. The Partnership’s natural gas derivatives are reported at fair value based on New York Mercantile Exchange (NYMEX) quotes for natural gas futures and options. The NYMEX quotes are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The fair values of derivatives designated as cash flow hedges existing as of June 30, 2014, included in Other current liabilities in the Condensed Consolidated Balance Sheets was less than $0.1 million. The fair value of derivatives designated as cash flow hedges existing as of December 31, 2013, included in Other current assets in the Condensed Consolidated Balance Sheets was $0.5 million.

The Partnership had $12.0 million and $12.7 million of Accumulated other comprehensive loss (AOCI) related to cash flow hedges as of June 30, 2014, and December 31, 2013. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of June 30, 2014, are expected to be reclassified into earnings within the next twelve months and primarily relates to previously settled Treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

Other Comprehensive Income (OCI)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended June 30, 2014 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, April 1, 2014	$(12.7)	$(53.0)	$(65.7)
Loss recorded in accumulated other comprehensive loss	—	—	—
Reclassifications:
Transportation operating revenues	0.1	—	0.1
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	(2.0)	(2.0)

Ending balance, June 30, 2014	$(12.0)	$(55.0)	$(67.0)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended June 30, 2013 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, April 1, 2013	$(19.9)	$(53.5)	$(73.4)
Loss recorded in accumulated other comprehensive loss	7.0	—	7.0
Reclassifications:
Transportation operating revenues	0.1	—	0.1
Other operating revenues	0.3	—	0.3
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	(1.9)	(1.9)

Ending balance, June 30, 2013	$(11.9)	$(55.4)	$(67.3)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the six months ended June 30, 2014 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2014	$(12.7)	$(51.1)	$(63.8)
Loss recorded in accumulated other comprehensive loss	(0.9)	—	(0.9)
Reclassifications:
Transportation operating revenues	0.2	—	0.2
Other operating revenues	0.2	—	0.2
Interest expense	1.2	—	1.2
Pension and other postretirement benefit costs	—	(3.9)	(3.9)

Ending balance, June 30, 2014	$(12.0)	$(55.0)	$(67.0)

The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the six months ended June 30, 2013 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2013	$(15.5)	$(51.8)	$(67.3)
Loss recorded in accumulated other comprehensive loss	2.5	—	2.5
Reclassifications:
Transportation operating revenues	0.1	—	0.1
Other operating revenues	(0.2)	—	(0.2)
Interest expense	1.2	—	1.2
Pension and other postretirement benefit costs	—	(3.6)	(3.6)

Ending balance, June 30, 2013	$(11.9)	$(55.4)	$(67.3)

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at June 30, 2014, and December 31, 2013. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2014, and December 31, 2013. The carrying amount of the Partnership's variable rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, were as follows (in millions):

As of June 30, 2014			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43.3		$43.3	$—	$—	$43.3

Financial Liabilities
Long-term debt	$3,340.4	(1)	$—	$3,503.2	$—	$3,503.2
(1) The carrying amount of long-term debt excludes a $9.8 million capital lease obligation.

As of December 31, 2013			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28.5		$28.5	$—	$—	$28.5

Financial Liabilities
Long-term debt	$3,414.4	(1)	$—	$3,573.8	$—	$3,573.8
(1) The carrying amount of long-term debt excludes a $10.0 million capital lease obligation.

Note 5: Property, Plant and Equipment

Gas Sales

In the second quarter 2013, the Partnership recognized a gain of $17.0 million from the sale of approximately 5.0 Bcf of natural gas stored underground that was sold as a result of a strategy to provide capacity for additional storage and parks of customer gas under PAL services.

Asset Impairments and Dispositions

The Partnership recognized asset impairment charges of $1.4 million and $8.6 million for the three and six months ended June 30, 2014, and $1.1 million and $1.2 million for the three and six months ended June 30, 2013. Asset impairment charges of $1.3 million recorded in 2014 and the charges recorded in 2013 resulted from an increase in the estimate of existing asset retirement obligations related to retired assets. The remaining 2014 asset impairment charges related to the Bluegrass Project. Refer to Note 2 for further information.

Note 6: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Whistler Junction Matter

The Partnership's Gulf South subsidiary and several other defendants, including Mobile Gas Service Corporation (MGSC), have been named as defendants in nine lawsuits, including one purported class action suit, commenced by multiple plaintiffs in the Circuit Court of Mobile County, Alabama. The plaintiffs seek unspecified damages for personal injury and property damage related to an alleged release of mercaptan at the Whistler Junction facilities in Eight Mile, Alabama. Gulf South delivers natural gas to MGSC, the local distribution company for that region, at Whistler Junction where MGSC odorizes the gas prior to delivery to end user customers by injecting mercaptan into the gas stream, as required by law. The cases are: Parker, et al. v. MGSC,et al. (Case No. CV-12-900711), Crum, et al. v. MGSC, et al. (Case No. CV-12-901057), Austin, et al. v. MGSC, et al. (Case No. CV-12-901133), Moore, et al. v. MGSC, et al. (Case No. CV-12-901471), Davis, et al. v. MGSC, et al. (Case No. CV-12-901490), Joel G. Reed, et al. v. MGSC, et al. (Case No. CV-2013-922265), The Housing Authority of the City of Prichard, Alabama v. MGSC., et al. (Case No. CV-2013-901002), Robert Evans, et al. v. MGSC, et al. (Case No. CV-2013-902627), and Devin Nobles, et al. v. MGSC, et al. (Case No. CV-2013-902786). Gulf South has denied liability. Gulf South has demanded that MGSC indemnify Gulf South against all liability related to these matters pursuant to a right-of-way agreement between Gulf South and MGSC, and has filed cross-claims against MGSC for any such liability. MGSC has also filed cross-claims against Gulf South seeking indemnity and other relief from Gulf South.

In May 2014, Gulf South and MGSC reached an agreement whereby MGSC fully indemnified Gulf South against all liability related to this matter and the cross-claims between Gulf South and MGSC were settled.

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

The outcome of the Southeast Louisiana Flood Protection Litigation case cannot be predicted at this time; however, based on the facts and circumstances presently known, in the opinion of management, this case will not be material to the Partnership's financial condition, results of operations or cash flows.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of June 30, 2014, and December 31, 2013, the Partnership had an accrued liability of approximately $6.2 million and $6.5 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next eight years. As of June 30, 2014, and December 31, 2013, approximately $1.5 million was recorded in Other current liabilities and approximately $4.7 million and $5.0 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2014, were approximately $173.4 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 5 to the Partnership’s 2013 Annual Report on Form 10-K.

Note 7:  Cash Distributions and Net Income per Unit

Cash Distributions

In the second quarter 2014, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In the second quarter 2013, the Partnership declared and paid a quarterly distribution to its common unitholders of record of $0.5325 per common unit, $0.30 per class B unit to the holder of the class B units (which converted to common units in October 2013 on a one-for-one basis pursuant to the terms of the partnership agreement) and amounts to the general partner on behalf of its 2% general partner interest and as holder of the IDRs. In July 2014, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended June 30, 2014, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$55.9
Less: Net loss attributable to noncontrolling interests	(1.5)
Net income attributable to controlling interests	57.4
Declared distribution	24.8	$24.3	$0.5
Assumed allocation of undistributed net income	32.6	32.0	0.6
Assumed allocation of net income attributable to limited partner unitholders and general partner	$57.4	$56.3	$1.1
Weighted-average units outstanding		243.3
Net income per unit		$0.23

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the six months ended June 30, 2014, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$81.5
Less: Net loss attributable to noncontrolling interests	(86.1)
Net income attributable to controlling interests	167.6
Declared distribution	49.6	$48.7	$0.9
Assumed allocation of undistributed net income	118.0	115.6	2.4
Assumed allocation of net income attributable to limited partner unitholders and general partner	$167.6	$164.3	$3.3
Weighted-average units outstanding		243.3
Net income per unit		$0.68

The following table provides a reconciliation of net income and the assumed allocation of net income to the common and class B units for purposes of computing net income per unit for the six months ended June 30, 2013, (in millions, except per unit data):

	Total	Common Units	Class B Units	General Partner and IDRs
Net income	$171.8
Less: Net loss attributable to noncontrolling interests	(0.1)
Net income attributable to controlling interests	$171.9
Declared distribution	263.8	$227.9	$13.7	$22.2
Assumed allocation of undistributed net loss	(91.9)	(81.2)	(8.9)	(1.8)
Assumed allocation of net income attributable to limited partner unitholders and general partner	$171.9	$146.7	$4.8	$20.4
Weighted-average units outstanding		210.0	22.9
Net income per unit		$0.70	$0.21

Note 8:  Financing

Notes and Debentures

As of June 30, 2014, and December 31, 2013, the Partnership had notes and debentures outstanding of $3.0 billion with a weighted-average interest rate of 5.32%, including $275.0 million of notes which mature in February 2015 and $250.0 million of notes which mature in June 2015. The notes which mature in 2015 were included with the other notes and debentures in long-term debt on the Condensed Consolidated Balance Sheets since the Partnership expects to refinance these notes on a long-term basis and there is adequate available capacity under the revolving credit facility to extend the amount that would otherwise come due in less than one year.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At June 30, 2014, the Partnership and its subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of June 30, 2014, and December 31, 2013, were $100.0 million and $175.0 million, with a weighted-average borrowing rate of 1.53% and 1.29%.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Amended Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of June 30, 2014.

Term Loan

The Partnership has a $225.0 million variable-rate term loan due October 1, 2017 (2017 Term Loan), which bears interest at a rate that is based on the one-month London Interbank Offered Rate (LIBOR) plus an applicable margin. Outstanding borrowings as of June 30, 2014, and December 31, 2013, were $225.0 million, with a weighted-average interest rate of 1.90% and 1.92%.

Long-Term Debt Affiliate

In July 2014, the Partnership entered into a Subordinated Loan Agreement with BPHC under which the Partnership can borrow up to $300.0 million (Subordinated Loan) through December 31, 2015. The Subordinated Loan bears interest at increasing rates, ranging 5.75% to 9.75%, payable semi-annually in June and December, commencing December 2014, and maturing in July

2024. The Subordinated Loan must be prepaid with the net cash proceeds from the issuance of additional equity securities by the Partnership or the incurrence of certain indebtedness by the Partnership or its subsidiaries, although BPHC may waive such prepayment. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wells Fargo, N.A., as representative of the lenders under the revolving credit facility. Through the filing date of this Quarterly Report on Form 10-Q, the Partnership has not borrowed any amounts under the Subordinated Loan.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1.0	$1.1	$0.1	$0.1
Interest cost	1.4	1.2	0.6	0.4
Expected return on plan assets	(2.4)	(2.3)	(1.0)	(1.1)
Amortization of prior service credit	—	—	(2.0)	(1.9)
Amortization of unrecognized net loss	0.3	0.6	—	(0.1)
Regulatory asset decrease	0.5	—	—	—
Net periodic benefit cost	$0.8	$0.6	$(2.3)	$(2.6)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2014 and 2013 were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$2.0	$2.2	$0.2	$0.2
Interest cost	2.8	2.4	1.1	0.9
Expected return on plan assets	(4.7)	(4.5)	(2.1)	(2.2)
Amortization of prior service credit	—	—	(3.9)	(3.8)
Amortization of unrecognized net loss	0.6	1.2	0.1	—
Regulatory asset decrease	0.9	—	—	—
Net periodic benefit cost	$1.6	$1.3	$(4.6)	$(4.9)

Through the date of this filing, the Partnership has not made contributions to the Pension Plan in 2014, but expects to fund $3.0 million in 2014.

Defined Contribution Plans

The Partnership’s employees not covered under the Pension Plan are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.3 million and $2.2 million for the three months ended June 30, 2014 and 2013, and were $4.4 million and $4.4 million for the six months ended June 30, 2014 and 2013.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $2.2 million and $2.1 million for the three months ended June 30, 2014 and 2013 and $4.4 million and $4.2 million for the six months ended June 30, 2014 and 2013.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $13.0 million and $72.3 million for the three months ended June 30, 2014 and 2013, and $26.0 million and $144.6 million for the six months ended June 30, 2014 and 2013.

In 2013, the Partnership entered into agreements with BPHC to form Boardwalk Bluegrass and Boardwalk Moss Lake. Through June 30, 2014 and December 31, 2013, the Partnership contributed $12.7 million and $11.9 million and BPHC contributed $97.8 million and $90.0 million of cash and other assets to these entities. In 2014, the Partnership received a $1.9 million distribution from Boardwalk Moss Lake and BPHC received a $7.1 million distribution.

Note 11: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Partnership is evaluating the impact, if any, that ASU 2014-09 will have on its financial statements.

Note 12:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2014	2013
Cash paid during the period for:
Interest (net of amount capitalized)	$76.1	$71.7

Note 13: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at June 30, 2014, and December 31, 2013. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of June 30, 2014
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$1.9	$41.4	$—	$43.3
Receivables	—	—	99.9	—	99.9
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	3.5	—	3.5
Prepayments	0.5	0.1	17.7	—	18.3
Advances to affiliates	—	2.5	160.4	(162.9)	—
Other current assets	—	—	12.2	(1.6)	10.6
Total current assets	0.5	4.5	342.1	(171.5)	175.6
Investment in consolidated subsidiaries	1,629.9	6,344.4	—	(7,974.3)	—
Property, plant and equipment, gross	0.6	—	8,880.4	—	8,881.0
Less–accumulated depreciation and amortization	0.6	—	1,621.7	—	1,622.3
Property, plant and equipment, net	—	—	7,258.7	—	7,258.7
Other noncurrent assets	—	3.2	423.0	0.4	426.6
Advances to affiliates – noncurrent	2,478.4	182.8	865.9	(3,527.1)	—
Total other assets	2,478.4	186.0	1,288.9	(3,526.7)	426.6

Total Assets	$4,108.8	$6,534.9	$8,889.7	$(11,672.5)	$7,860.9

Liabilities and Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.2	$62.5	$—	$63.2
Payable to affiliates	0.6	—	8.6	(6.8)	2.4
Advances from affiliates	—	160.4	2.5	(162.9)	—
Other current liabilities	—	19.8	137.1	(1.3)	155.6
Total current liabilities	1.1	180.4	210.7	(171.0)	221.2
Total long-term debt and capital lease obligation	—	1,380.3	1,969.9	—	3,350.2
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,344.3	182.8	(3,527.1)	—
Other noncurrent liabilities		—	180.8	(0.1)	180.7
Total other liabilities and deferred credits	16.0	3,344.3	363.6	(3,527.2)	196.7
Total partners' capital	4,091.7	1,629.9	6,344.4	(7,974.3)	4,091.7
Noncontrolling interest	—	—	1.1	—	1.1
Total Equity	4,091.7	1,629.9	6,345.5	(7,974.3)	4,092.8
Total Liabilities and Equity	$4,108.8	$6,534.9	$8,889.7	$(11,672.5)	$7,860.9

Condensed Consolidating Balance Sheets as of December 31, 2013
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.2	$9.2	$19.1	$—	$28.5
Receivables	—	—	119.2	—	119.2
Receivables - affiliate	0.1	0.1	14.3	(13.4)	1.1
Gas and liquids stored underground	—	—	0.7	—	0.7
Prepayments	0.3	—	12.6	—	12.9
Advances to affiliates	—	—	194.4	(194.4)	—
Other current assets	—	—	23.8	(9.1)	14.7
Total current assets	0.6	9.3	384.1	(216.9)	177.1
Investment in consolidated subsidiaries	1,480.8	6,138.3	—	(7,619.1)	—
Property, plant and equipment, gross	0.6	—	8,722.7	—	8,723.3
Less–accumulated depreciation and amortization	0.6	—	1,488.6	—	1,489.2
Property, plant and equipment, net	—	—	7,234.1	—	7,234.1
Other noncurrent assets	0.3	3.7	420.7	—	424.7
Advances to affiliates – noncurrent	2,512.1	168.7	733.1	(3,413.9)	—
Investment in unconsolidated affiliates	—	—	78.6	—	78.6
Total other assets	2,512.4	172.4	1,232.4	(3,413.9)	503.3

Total Assets	$3,993.8	$6,320.0	$8,850.6	$(11,249.9)	$7,914.5

Liabilities & Equity	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$—	$70.6	$—	$70.8
Payable to affiliates	0.7	—	13.9	(13.4)	1.2
Advances from affiliates	—	194.4	—	(194.4)	—
Other current liabilities	—	19.7	153.3	(9.0)	164.0
Total current liabilities	0.9	214.1	237.8	(216.8)	236.0
Total long-term debt and capital lease obligation	—	1,379.9	2,044.5	—	3,424.4
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,245.2	168.7	(3,413.9)	—
Other noncurrent liabilities	—	—	174.8	(0.1)	174.7
Total other liabilities and deferred credits	16.0	3,245.2	343.5	(3,414.0)	190.7
Total partners' capital	3,976.9	1,480.8	6,138.3	(7,619.1)	3,976.9
Noncontrolling interest	—	—	86.5	—	86.5
Total Equity	3,976.9	1,480.8	6,224.8	(7,619.1)	4,063.4
Total Liabilities and Equity	$3,993.8	$6,320.0	$8,850.6	$(11,249.9)	$7,914.5

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$268.5	$(22.8)	$245.7
Parking and lending	—	—	9.2	—	9.2
Storage	—	—	22.2	(0.1)	22.1
Other	—	—	16.4	—	16.4
Total operating revenues	—	—	316.3	(22.9)	293.4

Operating Cost and Expenses:
Fuel and transportation	—	—	52.8	(22.9)	29.9
Operation and maintenance	—	—	43.9	—	43.9
Administrative and general	—	—	30.5	—	30.5
Other operating costs and expenses	—	—	92.6	—	92.6
Total operating costs and expenses	—	—	219.8	(22.9)	196.9
Operating income	—	—	96.5	—	96.5

Other Deductions (Income):
Interest expense	—	18.7	21.5	—	40.2
Interest (income) expense - affiliates	(7.6)	10.2	(2.6)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(49.8)	(78.7)	—	128.5	—
Equity losses in unconsolidated affiliates	—	—	0.5	—	0.5
Total other (income) deductions	(57.4)	(49.8)	19.2	128.5	40.5

Income before income taxes	57.4	49.8	77.3	(128.5)	56.0
Income taxes	—	—	0.1	—	0.1
Net Income	57.4	49.8	77.2	(128.5)	55.9
Net loss attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)
Net income attributable to controlling interests	$57.4	$49.8	$78.7	$(128.5)	$57.4

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$264.6	$(22.3)	$242.3
Parking and lending	—	—	7.1	—	7.1
Storage	—	—	27.4	—	27.4
Other	—	—	11.9	—	11.9
Total operating revenues	—	—	311.0	(22.3)	288.7

Operating Cost and Expenses:
Fuel and transportation	—	—	49.7	(22.3)	27.4
Operation and maintenance	—	0.3	43.5	—	43.8
Administrative and general	—	0.8	28.1	—	28.9
Other operating costs and expenses	0.1	0.1	77.3	—	77.5
Total operating costs and expenses	0.1	1.2	198.6	(22.3)	177.6
Operating (loss) income	(0.1)	(1.2)	112.4	—	111.1

Other Deductions (Income):
Interest expense	—	18.0	22.7	—	40.7
Interest (income) expense - affiliates	(8.2)	10.2	(2.0)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(62.4)	(91.8)	—	154.2	—
Total other (income) deductions	(70.6)	(63.6)	20.6	154.2	40.6

Income before income taxes	70.5	62.4	91.8	(154.2)	70.5
Income taxes	—	—	0.1	—	0.1
Net Income	70.5	62.4	91.7	(154.2)	70.4
Net loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Net income attributable to controlling interests	$70.5	$62.4	$91.8	$(154.2)	$70.5

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$595.6	$(45.6)	$550.0
Parking and lending	—	—	18.4	—	18.4
Storage	—	—	51.0	(0.1)	50.9
Other	—	—	31.0	—	31.0
Total operating revenues	—	—	696.0	(45.7)	650.3

Operating Cost and Expenses:
Fuel and transportation	—	—	108.6	(45.7)	62.9
Operation and maintenance	—	—	86.6	—	86.6
Administrative and general	(0.1)	—	57.4	—	57.3
Other operating costs and expenses	0.1	—	194.3	—	194.4
Total operating costs and expenses	—	—	446.9	(45.7)	401.2
Operating income	—	—	249.1	—	249.1

Other Deductions (Income):
Interest expense	—	37.4	43.7	—	81.1
Interest (income) expense - affiliates	(15.4)	20.4	(5.0)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(152.2)	(210.0)	—	362.2	—
Equity losses in unconsolidated affiliates	—	—	86.6	—	86.6
Miscellaneous other income, net	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(167.6)	(152.2)	124.9	362.2	167.3

Income before income taxes	167.6	152.2	124.2	(362.2)	81.8
Income taxes	—	—	0.3	—	0.3
Net Income	167.6	152.2	123.9	(362.2)	81.5
Net loss attributable to noncontrolling interests	—	—	(86.1)	—	(86.1)
Net income attributable to controlling interests	$167.6	$152.2	$210.0	$(362.2)	$167.6

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$570.4	$(44.0)	$526.4
Parking and lending	—	—	15.0	—	15.0
Storage	—	—	55.6	(0.1)	55.5
Other	—	—	20.3	—	20.3
Total operating revenues	—	—	661.3	(44.1)	617.2

Operating Cost and Expenses:
Fuel and transportation	—	—	94.2	(44.1)	50.1
Operation and maintenance	—	0.3	83.7	—	84.0
Administrative and general	—	0.8	59.5	—	60.3
Other operating costs and expenses	0.1	0.1	169.8	—	170.0
Total operating costs and expenses	0.1	1.2	407.2	(44.1)	364.4
Operating (loss) income	(0.1)	(1.2)	254.1	—	252.8

Other Deductions (Income):
Interest expense	—	35.2	46.0	—	81.2
Interest (income) expense - affiliates	(16.6)	20.5	(3.9)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(155.4)	(212.3)	—	367.7	—
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(172.0)	(156.6)	41.6	367.7	80.7

Income before income taxes	171.9	155.4	212.5	(367.7)	172.1
Income taxes	—	—	0.3	—	0.3
Net Income	171.9	155.4	212.2	(367.7)	171.8
Net loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Net income attributable to controlling interests	$171.9	$155.4	$212.3	$(367.7)	$171.9

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$57.4	$49.8	$77.2	$(128.5)	$55.9
Other comprehensive income (loss):
Reclassification adjustment transferred to Net Income from cash flow hedges	0.7	0.7	0.3	(1.0)	0.7
Pension and other postretirement benefit costs	(2.0)	(2.0)	(2.0)	4.0	(2.0)
Total Comprehensive Income	56.1	48.5	75.5	(125.5)	54.6
Comprehensive loss attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)
Comprehensive income attributable to controlling interests	$56.1	$48.5	$77.0	$(125.5)	$56.1

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$70.5	$62.4	$91.7	$(154.2)	$70.4
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	7.0	7.0	7.0	(14.0)	7.0
Reclassification adjustment transferred to Net Income from cash flow hedges	1.0	0.4	0.6	(1.0)	1.0
Pension and other postretirement benefit costs	(1.9)	(1.9)	(1.9)	3.8	(1.9)
Total Comprehensive Income	76.6	67.9	97.4	(165.4)	76.5
Comprehensive loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to controlling interests	$76.6	$67.9	$97.5	$(165.4)	$76.6

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$167.6	$152.2	$123.9	$(362.2)	$81.5
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.9)	(0.9)	(0.9)	1.8	(0.9)
Reclassification adjustment transferred to Net Income from cash flow hedges	1.6	1.6	0.8	(2.4)	1.6
Pension and other postretirement benefit costs	(3.9)	(3.9)	(3.9)	7.8	(3.9)
Total Comprehensive Income	164.4	149.0	119.9	(355.0)	78.3
Comprehensive loss attributable to noncontrolling interests	—	—	(86.1)	—	(86.1)
Comprehensive income attributable to controlling interests	$164.4	$149.0	$206.0	$(355.0)	$164.4

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net Income	$171.9	$155.4	$212.2	$(367.7)	$171.8
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	2.5	2.5	2.5	(5.0)	2.5
Reclassification adjustment transferred to Net Income from cash flow hedges	1.1	0.9	0.2	(1.1)	1.1
Pension and other postretirement benefit costs	(3.6)	(3.6)	(3.6)	7.2	(3.6)
Total Comprehensive Income	171.9	155.2	211.3	(366.6)	171.8
Comprehensive loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to controlling interests	$171.9	$155.2	$211.4	$(366.6)	$171.9

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations		Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$15.5	$(55.8)	$348.4	$—		$308.1

INVESTING ACTIVITIES:
Capital expenditures	—	—	(162.7)	—		(162.7)
Proceeds from sale of operating assets	—	—	2.9	—		2.9
Advances to affiliates	33.8	(16.6)	(98.8)	81.7		0.1
Investment in unconsolidated affiliates	—	—	(20.3)	—		(20.3)
Distribution from unconsolidated affiliates	—	—	10.7	—		10.7
Net cash provided by (used in) investing activities	33.8	(16.6)	(268.2)	81.7		(169.3)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	220.0	—		220.0
Repayment of borrowings on revolving credit agreement	—	—	(295.0)	—		(295.0)
Principal payment of capital lease obligation	—	—	(0.2)	—		(0.2)
Advances from affiliates	0.1	65.1	16.6	(81.7)		0.1
Distributions paid	(49.6)	—	—	—		(49.6)
Capital contributions from noncontrolling interests	—	—	7.8	—	—	7.8
Distributions paid to noncontrolling interests	—	—	(7.1)	—		(7.1)
Net cash (used in) provided by financing activities	(49.5)	65.1	(57.9)	(81.7)		(124.0)

Increase in cash and cash equivalents	(0.2)	(7.3)	22.3	—		14.8
Cash and cash equivalents at beginning of period	0.2	9.2	19.1	—		28.5
Cash and cash equivalents at end of period	$—	$1.9	$41.4	$—		$43.3

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2013
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$17.6	$(52.5)	$320.1	$—	$285.2

INVESTING ACTIVITIES:
Capital expenditures	—	—	(132.2)	—	(132.2)
Proceeds from sale of operating assets	—	—	21.2	—	21.2
Proceeds from insurance and other recoveries	—	—	1.4	—	1.4
Advances to affiliates	(135.4)	(56.5)	11.1	180.8	—
Investment in consolidated subsidiary	—	(15.1)	—	15.1	—
Investment in unconsolidated affiliates	—	—	(21.4)	—	(21.4)
Net cash (used in) provided by investing activities	(135.4)	(71.6)	(119.9)	195.9	(131.0)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	458.0	—	458.0
Repayment of borrowings on revolving credit agreement	—	—	(740.0)	—	(740.0)
Contribution from parent	—	—	15.1	(15.1)	—
Advances from affiliates	(2.4)	124.3	56.5	(180.8)	(2.4)
Distributions paid	(256.4)	—	—	—	(256.4)
Capital contribution from noncontrolling interests	—	—	16.1	—	16.1
Proceeds from sale of common units	368.7	—	—	—	368.7
Capital contributions from general partner	7.8	—	—	—	7.8
Net cash provided by (used in) financing activities	117.7	124.3	(194.3)	(195.9)	(148.2)

(Decrease) increase in cash and cash equivalents	(0.1)	0.2	5.9	—	6.0
Cash and cash equivalents at beginning of period	0.1	1.0	2.8	—	3.9
Cash and cash equivalents at end of period	$—	$1.2	$8.7	$—	$9.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K).

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

Recent Developments

Market Conditions and Contract Renewals

Transportation rates we are able to charge customers are heavily influenced by longer-term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (LNG) export facilities. As a result of changes in longer-term trends such as the development of gas production from the Marcellus and Utica areas and changes to related pipeline infrastructure, basis differentials corresponding to traditional flow patterns on our pipeline systems (generally south to north and west to east) have narrowed significantly in recent years, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our transportation services, which has materially adversely affected our revenues, EBITDA and distributable cash flows.

A substantial portion of our transportation capacity is contracted for under firm transportation agreements. Each year a portion of our firm transportation agreements expire and need to be renewed or replaced. Due to the factors noted above and discussed further in our 2013 Annual Report on Form 10-K, in recent periods we have generally seen the renewal of expiring contracts at lower rates and for shorter terms than in the past which has materially adversely impacted our firm and interruptible transportation revenues. Capacity not renewed and available for sale on a short-term basis has been and continues to be sold at rates reflective of basis spreads, which generally have been lower than historical rates, under short-term firm or interruptible contracts, or in some cases not sold at all. Rates for short-term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter-term conditions such as current and forecasted weather. For example, the extremely cold weather across the eastern and Midwestern United States in the first half 2014 positively impacted the revenues we earned from our short-term firm and interruptible transportation services.

We are beginning to experience an increase in demand to transport gas from north to south instead of south to north as we’ve traditionally seen, as a result of projected increases in gas production from primarily the Marcellus and Utica areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in growth projects that will require significant capital expenditures to make parts of our system bi-directional, and in many instances, will utilize pipeline capacity that has been turned back to us as discussed above. Although we have already announced some of these new growth projects as further discussed under Growth Projects, due to the development work required to provide for the north to south flow, the projects will only begin to contribute to our earnings as they are each placed into service over the next several years.

The value of our storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), the price volatility of natural gas and other factors. Our storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread), while our lending service has greater value when the futures market is backwardated (a negative time period price spread). We have seen the value of our storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads. The narrowing of spreads has reduced the rates we can charge and the capacity we can sell under our storage and PAL services. Although during the first half 2014, the futures market was significantly backwardated partly reflecting the harsh weather conditions in late 2013 and early 2014, and we earned revenues from lending gas to customers under our PAL services, the favorable price spreads have since lessened. Storage market fundamentals can be volatile in a relative short period of time. Based on the current narrowing of time period price spreads and fewer market participants we are currently experiencing weakened demand for our storage and PAL services.

Bluegrass Pipeline

We and Boardwalk Pipelines Holding Corp. (BPHC) are parties to joint ventures with The Williams Companies, Inc. (Williams), in the development process for the Bluegrass Project - a project that would transport NGLs from the Marcellus and Utica shale plays to the petrochemical and export complex in the U.S. Gulf Coast region, and related fractionation, storage and export facilities. The open season for capacity on the pipeline ended in the first quarter 2014, and although discussions with potential customers continued throughout the first quarter, we were unable to obtain sufficient firm customer commitments to support the project. Further, delays in the development of the project and other factors have resulted in escalations in the estimated costs to complete the project. Considering these factors, we determined we would no longer make capital investments in the Bluegrass Project. As a result, in the first quarter 2014, the Bluegrass entities expensed the previously capitalized project costs that had been incurred, resulting in a decrease to our net income attributable to controlling interests of $10.0 million.

Growth Projects

Our current growth projects are discussed below. The financing of these projects is discussed in Liquidity and Capital Resources.

Southeast Market Expansion: Our Southeast Market Expansion project consists of constructing an interconnection between our Gulf South and Petal pipelines, adding additional compression facilities to our system and constructing approximately 70 miles of 24-inch and 30-inch pipeline in southeastern Mississippi. The project will add approximately 0.5 Bcf per day of peak-day transmission capacity to our Gulf South system from multiple locations in Texas and Louisiana to Mississippi, Alabama and Florida and is fully contracted with a weighted-average contract life of approximately 10 years. The project, which was approved by the Federal Energy Regulatory Commission (FERC), is expected to cost approximately $300.0 million and be placed in service into the fourth quarter 2014. To date, we have spent $142.8 million on this project.

Sulphur Storage and Pipeline Expansion Project: In 2014, we executed a long-term agreement to provide transportation and storage services to support the development of a new ethane cracker plant in the Lake Charles, Louisiana area. The project would involve significant storage and infrastructure development to serve petrochemical customers near our Sulphur Hub. The project, which is conditioned on final approval by our customer's board of directors, is expected to cost approximately $145.0 million with an anticipated in-service date in the second half 2017. To date, we have spent $2.4 million on this project.

Ohio to Louisiana Access Project: Our Ohio to Louisiana Access Project would provide long-term-firm natural gas transportation primarily from the Marcellus and Utica production areas to Louisiana. This project does not add additional capacity to our natural gas pipeline systems, but will require us to make a portion of our Texas Gas Transmission, LLC (Texas Gas) system bi-directional. The project is supported by firm transportation contracts for 0.6 Bcf of capacity per day with producers and end-users, with a weighted-average contract life of approximately 13 years. The project is expected to cost approximately $115.0 million and is expected to be placed into service in the first half 2016, subject to FERC approval. To date, we have spent $0.7 million on this project.

Southern Indiana Market Lateral project: Our Southern Indiana Market Lateral project would consist of the construction of approximately 30 miles of 20 inch pipeline originating from our pipeline in Mt. Vernon, Indiana to Henderson County, Kentucky. The project will add approximately 0.2 Bcf per day of peak-day transmission capacity to our Texas Gas system and is supported by firm transportation contracts with a weighted average contract life of 20 years. This project, which is subject to FERC and the customer's final board approvals, is expected to be placed into service in the second half 2016 and is expected to cost approximately $95.0 million.

Western Kentucky Market Lateral project: Our Western Kentucky Market Lateral project consists of the construction of a pipeline lateral to provide deliveries to a proposed new power plant in Western Kentucky. The pipeline lateral will originate at our compressor station in Muhlenberg County, Kentucky and extend eastward approximately 19 miles to the proposed plant site. The project will add approximately 0.2 Bcf per day of peak-day transmission capacity to our Texas Gas system and is supported by firm transportation contracts with a weighted-average contract life of 20 years. This project, which is subject to FERC approval, is expected to be placed into service in the second half 2016 and is expected to cost approximately $81.0 million.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Our net income attributable to controlling interests for the three months ended June 30, 2014, decreased $13.1 million, or 19%, to $57.4 million compared to $70.5 million for the three months ended June 30, 2013, due to the factors discussed below.

Operating revenues for the three months ended June 30, 2014, increased $4.7 million, or 2%, to $293.4 million, compared to $288.7 million for the three months ended June 30, 2013. The increase was primarily due to a $7.9 million increase in transportation and other revenues from growth projects recently placed into service and the continued impact from the colder than normal winter weather in our market areas, partly offset by lower firm transportation revenues due to the effects of contract renewals and market conditions discussed above in Market Conditions and Contract Renewals. Storage and PAL revenues were lower by $3.2 million as a result of the effects of unfavorable market conditions on time period price spreads.

Operating costs and expenses for the three months ended June 30, 2014, increased $19.3 million, or 11%, to $196.9 million, compared to $177.6 million for the three months ended June 30, 2013. The increase in operating expenses was driven by an increase of fuel expense of $1.5 million primarily due to an increase in natural gas prices, a $2.3 million increase in depreciation expense primarily due to an increase in our asset base and an increase in administrative and general expenses of $1.6 million due to higher employee-related costs. The 2013 period was favorably impacted by a $17.0 million gain from the sale of storage gas.

Total other deductions for the three months ended June 30, 2014, decreased by $0.1 million to $40.5 million from $40.6 million for the 2013 period.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Our net income attributable to controlling interests for the six months ended June 30, 2014, decreased $4.3 million, or 3%, to $167.6 million compared to $171.9 million for the six months ended June 30, 2013. Although revenues were higher in the 2014 period as compared to the 2013 period due to extremely cold winter weather in our market areas, net income decreased overall primarily as a result of a $10.0 million charge for previously capitalized costs associated with the Bluegrass Project. The 2013 period was favorably impacted by a $17.0 million gain from the sale of storage gas.

Operating revenues for the six months ended June 30, 2014, increased $33.1 million, or 5%, to $650.3 million, compared to $617.2 million for the six months ended June 30, 2013. The increase was primarily due to a $34.3 million increase in transportation and other revenues generally due to the colder than normal winter weather in our market areas and growth projects which were recently placed into service, partly offset by lower firm transportation revenues due to the effects of the market and contract renewal conditions which are discussed above in Market Conditions and Contract Renewals. Storage and PAL revenues were lower by $1.2 million as a result of the effects of unfavorable market conditions on time period price spreads.

Operating costs and expenses for the six months ended June 30, 2014, increased $36.8 million, or 10%, to $401.2 million, compared to $364.4 million for the six months ended June 30, 2013. The increase in operating expenses was driven by an increase of fuel expense of $8.8 million primarily due to an increase in natural gas prices, a $7.1 million impairment charge associated with the Bluegrass Project, and a $4.7 million increase in depreciation expense primarily due to an increase in our asset base. The 2013 period was favorably impacted by $17.0 million from gains on the sale of storage gas.

Total other deductions for the six months ended June 30, 2014 increased by $86.6 million, or 107%, to $167.3 million compared to $80.7 million for the 2013 period. The increase was driven by equity losses in unconsolidated affiliates of $86.6 million resulting from previously capitalized costs associated with the Bluegrass Project that were expensed in the first quarter 2014, which losses were mostly offset by noncontrolling interests related to that project.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines. Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties. As of June 30, 2014, we had $525.0 million of debt maturing in the next twelve months which we expect to refinance.

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2014 and 2013 were $39.0 million and $21.8 million. Growth capital expenditures were $123.7 million and $110.4 million for the six months ended June 30, 2014 and 2013. The 2014 growth capital expenditures primarily relate to our Southeast Market Expansion project. We expect total capital expenditures to be approximately $420.0 million in 2014, including approximately $90.0 million to $100.0 million for maintenance capital. We expect to finance our 2014 growth capital expenditures through cash generated from operations, borrowings under our revolving credit facility and borrowings under our subordinated debt agreement with BPHC which is further discussed below under Long-Term Debt Affiliate.

Revolving Credit Facility

As of June 30, 2014, and December 31, 2013, we had $100.0 million and $175.0 million of loans outstanding under our revolving credit facility with a weighted-average interest rate of 1.53% and 1.29% and no letters of credit issued thereunder. At June 30, 2014, we had an available borrowing capacity of $900.0 million and were in compliance with all covenant requirements under our credit facility. For further information on our revolving credit facility, refer to Note 8 in Part I, Item 1 of this report.

Long-Term Debt Affiliate

In July 2014, we entered into a Subordinated Loan Agreement with BPHC under which we can borrow up to $300.0 million (Subordinated Loan) through December 31, 2015. The Subordinated Loan bears interest at increasing rates, ranging 5.75% to 9.75%, payable semi-annually in June and December, commencing December 2014, and maturing in July 2024. The Subordinated Loan must be prepaid with the net cash proceeds from the issuance of additional equity securities by us or the incurrence of certain indebtedness by us or our subsidiaries, although BPHC may waive such prepayment. The Subordinated Loan is subordinated in right of payment to our obligations under our revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wells Fargo, N.A., as representative of the lenders under the revolving credit facility. Through the filing date of this Quarterly Report on Form 10-Q, we have not borrowed any amounts under the Subordinated Loan.

Distributions

For the six months ended June 30, 2014 and 2013, we paid distributions of $49.6 million and $256.4 million to our partners. Note 7 in Part I, Item I of this report contains further discussion regarding our distributions.

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our "available cash," as defined in our partnership agreement, on a quarterly basis. Our distributions are determined by the board of directors of our general partner based on our financial position, earnings, cash flow and other relevant factors. There is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2013 Annual Report on Form 10-K, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $22.9 million to $308.1 million for the six months ended June 30, 2014, compared to $285.2 million for the comparable 2013 period primarily due to the change in net income, excluding the effects of depreciation and amortization, asset impairment, equity losses in unconsolidated affiliates and the net gain on sale of operating assets.

Changes in cash flow from investing activities

Net cash used in investing activities increased $38.3 million to $169.3 million for the six months ended June 30, 2014, compared to $131.0 million for the comparable 2013 period. The increase was primarily driven by an increase in capital expenditures of $30.5 million partially offset by a decrease in our net investment in the Bluegrass Project of $11.8 million. The 2013 period included $18.3 million in proceeds from the sale of operating assets primarily from the sale of storage gas.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $24.2 million to $124.0 million for the six months ended June 30, 2014, compared to $148.2 million for the comparable 2013 period. The decrease in cash used in financing activities resulted primarily from a decrease in distributions of $206.8 million and a decrease in net repayments of borrowings of $207.0 million. The 2013 period included proceeds received from the sale of common units of $376.5 million, including related general partner contributions.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of June 30, 2014, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,350.0	$525.0	$650.0	$685.0	$1,490.0
Interest on long-term debt (2)	745.5	152.9	247.8	157.0	187.8
Capital commitments (3)	173.4	173.4	—	—	—
Total	$4,268.9	$851.3	$897.8	$842.0	$1,677.8

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $100.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017, and $225.0 million loans outstanding under our Term Loan, having a maturity date of October 1, 2017. The $525.0 million principal amount of Senior Notes due 2015 that are included in the column Less than 1 Year are included in long-term debt on our balance sheet because we expect to refinance these notes on a long-term basis and we have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.53% weighted-average interest rate and an unused commitment fee of 0.20% as of June 30, 2014, $3.3 million and $6.1 million would be due in less than one year and 1-3 years. Based on a 1.90% weighted-average interest rate on amounts outstanding under the Term Loan as of June 30, 2014, $4.3 million, $8.5 million and $1.1 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at June 30, 2014.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have not contributed to the Texas Gas pension plan, but expect to fund $3.0 million during 2014.

Off-Balance Sheet Arrangements

At June 30, 2014, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2014, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2013 Annual Report on Form 10-K.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•	our ability to maintain or replace expiring gas transportation and storage contracts and to sell short-term capacity on our pipelines;

•	our ability to contract to transport gas north to south;

•	the impact to our business of our declaring a lower distribution rate on our common units;

•	the costs of maintaining and ensuring the integrity and reliability of our pipeline systems;

•	the impact of new pipelines or new gas supply sources on competition and basis spreads on our pipeline systems;

•	volatility or disruptions in the capital or financial markets;

•
the impact of FERC rate-making policies and actions on the services we offer, the rates we charge, our ability to recover the full cost of operating our pipelines, including earning a reasonable return, and overall business strategies;

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

•	the success of our strategy to grow and diversify our business, including expansion into new product lines and geographic areas;

•	our ability to access the bank and capital markets on acceptable terms to refinance our outstanding indebtedness and to fund our capital needs;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas;

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes and weather; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our 2013 Annual Report on Form 10-K.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our 2013 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our 2013 Annual Report on Form 10-K.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 4, 2014	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer