Form 10-Q
period 2015-03-31
Boardwalk Pipeline Partners, LP
filed 2015-05-05
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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

As of May 5, 2015, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2015

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$28.8	$6.6
Receivables:
Trade	103.2	102.6
Other	31.9	8.3
Gas transportation receivables	6.1	9.1
Gas and liquids stored underground	5.3	4.1
Prepayments	11.5	14.5
Other current assets	5.3	4.4
Total current assets	192.1	149.6

Property, Plant and Equipment:
Natural gas transmission and other plant	9,317.1	9,250.1
Construction work in progress	95.5	105.5
Property, plant and equipment, gross	9,412.6	9,355.6
Less—accumulated depreciation and amortization	1,845.5	1,766.4
Property, plant and equipment, net	7,567.1	7,589.2

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	88.6	86.4
Other	142.9	144.2
Total other assets	468.9	468.0

Total Assets	$8,228.1	$8,206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2015	December 31, 2014
Current Liabilities:
Payables:
Trade, net	$49.2	$51.7
Affiliates	0.8	1.5
Other	25.7	10.4
Gas payables	9.6	8.5
Accrued taxes, other	31.8	47.1
Accrued interest	39.4	47.4
Accrued payroll and employee benefits	13.7	26.3
Deferred income	3.9	1.9
Other current liabilities	26.7	25.4
Total current liabilities	200.8	220.2

Long-term debt and capital lease obligation	3,568.1	3,689.7

Other Liabilities and Deferred Credits:
Pension liability	19.1	19.2
Asset retirement obligation	39.9	39.9
Provision for other asset retirement	61.0	60.5
Payable to affiliate	16.0	16.0
Other	60.1	59.0
Total other liabilities and deferred credits	196.1	194.6

Commitments and Contingencies

Partners’ Capital:
Common units – 249.9 million units and 243.3 million units issued and outstanding as of March 31, 2015, and December 31, 2014	4,254.2	4,095.1
General partner	83.2	80.0
Accumulated other comprehensive loss	(74.3)	(72.8)
Total partners’ capital	4,263.1	4,102.3
Total Liabilities and Partners' Capital	$8,228.1	$8,206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating Revenues:
Transportation	$289.6	$304.3
Parking and lending	2.8	9.2
Storage	19.3	28.8
Other	18.0	14.6
Total operating revenues	329.7	356.9

Operating Costs and Expenses:
Fuel and transportation	27.0	33.0
Operation and maintenance	42.4	42.7
Administrative and general	30.6	26.8
Depreciation and amortization	81.6	69.2
Asset impairment	0.1	7.2
Net gain on sale of operating assets	—	(0.4)
Taxes other than income taxes	25.2	25.8
Total operating costs and expenses	206.9	204.3

Operating income	122.8	152.6

Other Deductions (Income):
Interest expense	45.2	40.9
Interest income	(0.1)	(0.1)
Equity losses in unconsolidated affiliates	—	86.1
Miscellaneous other income	(0.2)	(0.1)
Total other deductions	44.9	126.8

Income before income taxes	77.9	25.8

Income taxes	0.2	0.2

Net income	77.7	25.6
Net loss attributable to noncontrolling interests	—	(84.6)
Net income attributable to controlling interests	$77.7	$110.2

Net Income per Unit:
Net income per unit	$0.31	$0.44
Weighted-average number of units outstanding	244.3	243.3
Cash distribution declared and paid to common units	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$77.7	$25.6
Other comprehensive income (loss):
Loss on cash flow hedges	—	(0.9)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.9
Pension and other postretirement benefit costs	(2.1)	(1.9)
Total Comprehensive Income	76.2	23.7
Comprehensive loss attributable to noncontrolling interests	—	(84.6)
Comprehensive income attributable to controlling interests	$76.2	$108.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2015	2014
Net income	$77.7	$25.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	81.6	69.2
Amortization of deferred costs	1.7	1.5
Asset impairment	0.1	7.2
Net gain on sale of operating assets	—	(0.4)
Equity losses in unconsolidated affiliates	—	86.1
Changes in operating assets and liabilities:
Trade and other receivables	(0.2)	(5.0)
Other receivables, affiliates	—	0.4
Gas receivables and storage assets	(0.4)	(4.3)
Costs recoverable from customers	1.0	(0.4)
Other assets	2.9	4.2
Trade and other payables	13.1	(10.6)
Other payables, affiliates	(0.7)	(1.4)
Gas payables	0.3	9.5
Accrued liabilities	(34.5)	(44.3)
Other liabilities	4.2	(1.5)
Net cash provided by operating activities	146.8	135.8

INVESTING ACTIVITIES:
Capital expenditures	(62.2)	(66.1)
Proceeds from sale of operating assets	—	0.1
Advances to affiliates	—	(1.3)
Investment in unconsolidated affiliates	—	(19.7)
Distributions from unconsolidated affiliates	—	9.0
Net cash used in investing activities	(62.2)	(78.0)

FINANCING ACTIVITIES:
Proceeds from long-term debt	247.1	—
Repayment of borrowings from long-term debt and term loan	(300.0)	—
Proceeds from borrowings on revolving credit agreement	340.0	155.0
Repayment of borrowings on revolving credit agreement	(410.0)	(205.0)
Principal payment of capital lease obligation	(0.1)	(0.1)
Distributions paid	(24.8)	(24.8)
Proceeds from sale of common units	83.2	—
Capital contributions from general partner	2.2	—
Capital contributions from noncontrolling interests	—	7.8
Distributions paid to noncontrolling interests	—	(7.1)
Net cash used in financing activities	(62.4)	(74.2)
Increase (decrease) in cash and cash equivalents	22.2	(16.4)
Cash and cash equivalents at beginning of period	6.6	28.5
Cash and cash equivalents at end of period	$28.8	$12.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	General Partner	Accumulated Other Comp Loss	Non-controlling Interest	Total Equity
Balance January 1, 2014	$3,963.4	$77.3	$(63.8)	$86.5	$4,063.4
Add (deduct):
Net income (loss)	108.0	2.2	—	(84.6)	25.6
Distributions paid	(24.3)	(0.5)	—	—	(24.8)
Capital contributions from noncontrolling interests	—	—	—	7.8	7.8
Distributions paid to noncontrolling interests	—	—	—	(7.1)	(7.1)
Other comprehensive loss	—	—	(1.9)	—	(1.9)
Balance March 31, 2014	$4,047.1	$79.0	$(65.7)	$2.6	$4,063.0

Balance January 1, 2015	$4,095.1	$80.0	$(72.8)	$—	$4,102.3
Add (deduct):
Net income	76.2	1.5	—	—	77.7
Distributions paid	(24.3)	(0.5)	—	—	(24.8)
Sale of common units net of related transaction costs	107.2	—	—	—	107.2
Capital contribution from general partner	—	2.2	—	—	2.2
Other comprehensive loss	—	—	(1.5)	—	(1.5)
Balance March 31, 2015	$4,254.2	$83.2	$(74.3)	$—	$4,263.1

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

As of May 5, 2015, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of May 5, 2015, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2015, and December 31, 2014, and the results of operations and comprehensive income for three months ended March 31, 2015 and 2014, and changes in cash flows and changes in equity for the three months ended March 31, 2015 and 2014. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such 2014 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2:  Gas and Liquids Stored Underground and Gas and NGLs Receivables and Payables

Subsidiaries of the Partnership provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet.

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of March 31, 2015, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 31.2 trillion British thermal units (TBtu). Assuming an average market price during March 2015 of $2.75 per million British thermal unit, the market value of that gas was approximately $85.8 million. As of March 31, 2015, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 million barrels (MMBbls), which had a market value of approximately $0.6 million. As of December 31, 2014, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 10.0 TBtu. As of December 31, 2014, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 MMBbls. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements and Other Comprehensive Income (OCI)

As discussed in Note 3 to the Partnership’s 2014 Annual Report on Form 10-K, the Partnership and the Williams Companies, Inc. formed joint ventures for the development of the Bluegrass project, a project between the Partnership, BPHC and The Williams Companies, Inc. (Bluegrass Project). In 2014, the assets related to the joint ventures were determined to be impaired and were measured at fair value on a non-recurring basis. As a result, in the first quarter 2014, the Bluegrass Project entities, which were dissolved in December 2014, expensed the previously capitalized project costs, resulting in a $92.9 million charge which was reflected in Equity losses in unconsolidated affiliates and Asset impairment on the income statement. Net of controlling interests of $82.9 million, these expenses reduced the Partnership's Net income attributable to controlling interests by $10.0 million.

OCI

The Partnership had no outstanding derivatives at March 31, 2015, and December 31, 2014, but had $10.2 million and $10.8 million of Accumulated other comprehensive loss (AOCI) related to cash flow hedges as of March 31, 2015, and December 31, 2014, which relate to previously settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of March 31, 2015, are expected to be reclassified into earnings within the next twelve months. The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2015 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2015	$(10.8)	$(62.0)	$(72.8)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	(2.1)	(2.1)

Ending balance, March 31, 2015	$(10.2)	$(64.1)	$(74.3)

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

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2014 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2015, and December 31, 2014. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2015, and December 31, 2014. The carrying amount of the Partnership's variable rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, were as follows (in millions):

As of March 31, 2015			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28.8		$28.8	$—	$—	$28.8

Financial Liabilities
Long-term debt	$3,558.6	(1)	$—	$3,667.8	$—	$3,667.8
(1) The carrying amount of long-term debt excludes a $9.5 million capital lease obligation.

As of December 31, 2014			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.6		$6.6	$—	$—	$6.6

Financial Liabilities
Long-term debt	$3,680.1	(1)	$—	$3,787.4	$—	$3,787.4
(1) The carrying amount of long-term debt excludes a $9.6 million capital lease obligation.

Note 4: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South Pipeline Company, LP, along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the United States District Court for the Eastern District of New Orleans (Court) in August 2013. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract, and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization, and ridge restoration. On February 13, 2015, the Court dismissed the case with prejudice. The Flood Protection Authority has appealed the dismissal of the case to the U.S. Court of Appeals for the Fifth Circuit.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2015, and December 31, 2014, the Partnership had an accrued liability of approximately $5.8 million and $6.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next seven years. As of March 31, 2015, and December 31, 2014, approximately $1.5 million was recorded in Other current liabilities and approximately $4.3 million and $4.6 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2015, were approximately $109.9 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 5 to the Partnership’s 2014 Annual Report on Form 10-K.

Note 5:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarters 2015 and 2014, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April 2015, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

Net Income per Unit

For purposes of calculating net income per unit, net income for the current period is reduced by the amount of available cash that will be distributed with respect to that period. Payments made on account of the Partnership’s various ownership interests are determined in relation to actual declared distributions, and are not based on the assumed allocations required under GAAP. Any residual amount representing undistributed net income is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement on a pro rata basis. Net income per unit is calculated based on the weighted-average number of units outstanding for the period.

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended March 31, 2015, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$77.7
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net income	52.2	51.1	1.1
Assumed allocation of net income attributable to limited partner unitholders and general partner	$77.7	$76.1	$1.6
Weighted-average units outstanding		244.3
Net income per unit		$0.31

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

Note 6:  Financing

Notes and Debentures

As of March 31, 2015, and December 31, 2014, the Partnership had notes and debentures outstanding of $3.4 billion with a weighted-average interest rate of 5.30% and 5.31%.

Issuance of Notes

During the three months ended March 31, 2015, the Partnership completed an additional issuance of its 4.95% senior notes due 2024 (Boardwalk Pipelines 2024 Notes), of which $350.0 million were originally issued in November 2014 (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
March 2015	Boardwalk Pipelines	$250.0	$2.9	$247.1	(1)	4.95%	December 15, 2024	June 15 and December 15

(1)
The net proceeds of this offering will be used to retire a portion of the outstanding $250.0 million aggregate principal amount of Texas Gas Transmission, LLC's (Texas Gas) 4.60% notes due 2015 (Texas Gas 2015 Notes). Initially, the Partnership used the net proceeds to reduce outstanding borrowings under its revolving credit facility. Subsequently, on or prior to June 1, 2015, the Partnership expects to retire all of the outstanding $250.0 million aggregate principal amount of the Texas Gas 2015 Notes with borrowings under its revolving credit facility.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At March 31, 2015, the Partnership and its subsidiaries were in compliance with their debt covenants.

Redemption of Notes

In February 2015, the outstanding $275.0 million aggregate principal amount of Gulf South Pipeline Company, LP's 5.05% notes due 2015 was retired at maturity with the proceeds received from the issuance of Boardwalk Pipelines 2024 Notes in November 2014.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2015, and December 31, 2014, were $50.0 million and $120.0 million, with a weighted-average borrowing rate of 1.55% and 1.54%. As of May 5, 2015, the Partnership had no outstanding borrowings under its revolving credit facility, resulting in an available borrowing capacity of $1.0 billion.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2015.

Term Loan

The Partnership has a variable-rate term loan due October 1, 2017 (Term Loan), which bears interest at a rate that is based on the one-month London Interbank Offered Rate (LIBOR) plus an applicable margin. Outstanding borrowings as of March 31, 2015, and December 31, 2014, were $175.0 million and $200.0 million, with a weighted-average borrowing interest rate of 1.92% and 1.91%. No additional borrowing capacity is available under the Term Loan.

Long-Term Debt - Affiliate

In 2014, the Partnership entered into a Subordinated Loan Agreement with BPHC under which the Partnership can borrow up to $300.0 million (Subordinated Loan) through December 31, 2015. The Subordinated Loan bears interest at increasing rates, ranging from 5.75% to 9.75%, payable semi-annually in June and December, and matures in July 2024. The Subordinated Loan must be prepaid with the net cash proceeds from the issuance of additional equity securities by the Partnership or the incurrence of certain indebtedness by the Partnership or its subsidiaries, although BPHC may waive such prepayment. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wells Fargo, N.A., as representative of the lenders under the revolving credit facility. Through the filing date of this Quarterly Report on Form 10-Q, the Partnership has not borrowed any amounts under the Subordinated Loan.

Issuance of Common Units

The Partnership has an effective registration statement on file with the SEC for the issuance of up to $500.0 million of the Partnership's common units. Under the registration statement, pursuant to an equity distribution agreement between the Partnership and certain broker-dealers, the Partnership may sell its common units from time to time through the broker-dealers as the Partnership’s sales agents. Sales of common units can be made by means of ordinary brokers’ transactions on the NYSE or as otherwise agreed by the Partnership and one or more of the broker-dealers. During the quarter ended March 31, 2015, the Partnership sold 6.6 million common units under its equity distribution agreement and received net proceeds of $85.4 million, including a $2.2 million contribution received from its general partner to maintain its 2% general partner interest. The Partnership recorded a $24.0 million receivable for common units sold, but not settled, as of March 31, 2015, for which proceeds were received in April 2015. The Partnership sold an additional 0.4 million common units in April 2015 and received net proceeds of $6.2 million, including amounts received from its general partner to maintain its 2% general partner interest.

Note 7:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Texas Gas employees hired prior to November 2006 are covered under a non-contributory, defined benefit pension plan (Pension Plan). The Texas Gas Supplemental Retirement Plan (SRP) provides pension benefits for the portion of an eligible employee’s pension benefit under the Pension Plan that becomes subject to compensation limitations under the Internal Revenue Code. Collectively, the Partnership refers to the Pension Plan and the SRP as Retirement Plans. Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to 1996, and met certain other requirements.

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$1.0	$1.0	$0.1	$0.1
Interest cost	1.2	1.4	0.5	0.5
Expected return on plan assets	(2.3)	(2.3)	(1.2)	(1.1)
Amortization of prior service credit	—	—	(1.9)	(1.9)
Amortization of unrecognized net loss	0.4	0.3	0.1	0.1
Regulatory asset decrease	0.5	0.4	—	—
Net periodic benefit cost	$0.8	$0.8	$(2.4)	$(2.3)

Through the date of this filing, the Partnership has not made contributions to the Pension Plan in 2015, but expects to fund $3.0 million in 2015.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.2 million and $2.0 million for the three months ended March 31, 2015 and 2014.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $2.2 million for each of the three months ended March 31, 2015 and 2014.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.0 million for each of the three months ended March 31, 2015 and 2014.

In 2013, the Partnership entered into agreements with BPHC to form two entities for the purpose of investing in the Bluegrass Project. For the first quarter 2014, the Partnership contributed $0.8 million and BPHC contributed $7.8 million of cash to these entities and the Partnership and BPHC received a $1.9 million and $7.1 million distribution from these entities.

Note 9: Recently Issued Accounting Pronouncements

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

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2015	2014
Cash paid during the period for:
Interest (net of amount capitalized)	$54.2	$52.6
Non-cash adjustments:
Accounts receivable for common units sold, but not settled	24.0	—

Note 11: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2015, and December 31, 2014. Note 6 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2015
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$6.6	$15.4	$6.8	$—	$28.8
Receivables	24.0	—	111.1	—	135.1
Receivables - affiliate	—	—	7.1	(7.1)	—
Gas and liquids stored underground	—	—	5.3	—	5.3
Prepayments	0.4	—	11.1	—	11.5
Advances to affiliates	—	68.4	107.0	(175.4)	—
Other current assets	—	—	16.3	(4.9)	11.4
Total current assets	31.0	83.8	264.7	(187.4)	192.1
Investment in consolidated subsidiaries	2,040.0	6,846.5	—	(8,886.5)	—
Property, plant and equipment, gross	0.6	—	9,412.0	—	9,412.6
Less–accumulated depreciation and amortization	0.6	—	1,844.9	—	1,845.5
Property, plant and equipment, net	—	—	7,567.1	—	7,567.1
Other noncurrent assets	—	3.9	465.5	(0.5)	468.9
Advances to affiliates – noncurrent	2,209.0	289.7	870.2	(3,368.9)	—
Total other assets	2,209.0	293.6	1,335.7	(3,369.4)	468.9

Total Assets	$4,280.0	$7,223.9	$9,167.5	$(12,443.3)	$8,228.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.1	$0.3	$74.5	$—	$74.9
Payable to affiliates	0.8	—	7.1	(7.1)	0.8
Advances from affiliates	—	107.0	68.4	(175.4)	—
Other current liabilities	—	24.7	105.7	(5.3)	125.1
Total current liabilities	0.9	132.0	255.7	(187.8)	200.8
Total long-term debt and capital lease obligation	—	1,972.7	1,595.4	—	3,568.1
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,079.2	289.7	(3,368.9)	—
Other noncurrent liabilities	—	—	180.2	(0.1)	180.1
Total other liabilities and deferred credits	16.0	3,079.2	469.9	(3,369.0)	196.1
Total partners' capital	4,263.1	2,040.0	6,846.5	(8,886.5)	4,263.1
Total Liabilities and Partners' Capital	$4,280.0	$7,223.9	$9,167.5	$(12,443.3)	$8,228.1

Condensed Consolidating Balance Sheets as of December 31, 2014
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$1.8	$4.3	$—	$6.6
Receivables	—	—	110.9	—	110.9
Receivables - affiliate	—	—	9.0	(9.0)	—
Gas and liquids stored underground	—	—	4.1	—	4.1
Prepayments	0.1	—	14.4	—	14.5
Advances to affiliates	—	6.3	106.2	(112.5)	—
Other current assets	0.5	—	19.2	(6.2)	13.5
Total current assets	1.1	8.1	268.1	(127.7)	149.6
Investment in consolidated subsidiaries	1,970.6	6,744.1	—	(8,714.7)	—
Property, plant and equipment, gross	0.6	—	9,355.0	—	9,355.6
Less–accumulated depreciation and amortization	0.6	—	1,765.8	—	1,766.4
Property, plant and equipment, net	—	—	7,589.2	—	7,589.2
Other noncurrent assets	—	3.4	465.2	(0.6)	468.0
Advances to affiliates – noncurrent	2,148.3	212.0	996.5	(3,356.8)	—
Total other assets	2,148.3	215.4	1,461.7	(3,357.4)	468.0

Total Assets	$4,120.0	$6,967.6	$9,319.0	$(12,199.8)	$8,206.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$0.1	$61.8	$—	$62.1
Payable to affiliates	1.5	—	9.0	(9.0)	1.5
Advances from affiliates	—	106.2	6.3	(112.5)	—
Other current liabilities	—	21.4	141.7	(6.5)	156.6
Total current liabilities	1.7	127.7	218.8	(128.0)	220.2
Total long-term debt and capital lease obligation	—	1,724.5	1,965.2	—	3,689.7
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,144.8	212.0	(3,356.8)	—
Other noncurrent liabilities	—	—	178.9	(0.3)	178.6
Total other liabilities and deferred credits	16.0	3,144.8	390.9	(3,357.1)	194.6
Total partners' capital	4,102.3	1,970.6	6,744.1	(8,714.7)	4,102.3
Total Liabilities and Partners' Capital	$4,120.0	$6,967.6	$9,319.0	$(12,199.8)	$8,206.8

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$311.6	$(22.0)	$289.6
Parking and lending	—	—	2.8	—	2.8
Storage	—	—	19.3	—	19.3
Other	—	—	18.0	—	18.0
Total operating revenues	—	—	351.7	(22.0)	329.7

Operating Cost and Expenses:
Fuel and transportation	—	—	49.0	(22.0)	27.0
Operation and maintenance	—	—	42.4	—	42.4
Administrative and general	—	—	30.6	—	30.6
Other operating costs and expenses	—	—	106.9	—	106.9
Total operating costs and expenses	—	—	228.9	(22.0)	206.9
Operating (loss) income	—	—	122.8	—	122.8

Other Deductions (Income):
Interest expense	—	23.9	21.3	—	45.2
Interest (income) expense - affiliates, net	(6.7)	9.5	(2.8)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(71.0)	(104.4)	—	175.4	—
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(77.7)	(71.0)	18.2	175.4	44.9

Income (loss) before income taxes	77.7	71.0	104.6	(175.4)	77.9
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$77.7	$71.0	$104.4	$(175.4)	$77.7

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$327.1	$(22.8)	$304.3
Parking and lending	—	—	9.2	—	9.2
Storage	—	—	28.8	—	28.8
Other	—	—	14.6	—	14.6
Total operating revenues	—	—	379.7	(22.8)	356.9

Operating Cost and Expenses:
Fuel and transportation	—	—	55.8	(22.8)	33.0
Operation and maintenance	—	—	42.7	—	42.7
Administrative and general	(0.1)	—	26.9	—	26.8
Other operating costs and expenses	0.1	—	101.7	—	101.8
Total operating costs and expenses	—	—	227.1	(22.8)	204.3
Operating income	—	—	152.6	—	152.6

Other Deductions (Income):
Interest expense	—	18.7	22.2	—	40.9
Interest (income) expense - affiliates, net	(7.8)	10.2	(2.4)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(102.4)	(131.3)	—	233.7	—
Equity losses in unconsolidated affiliates	—	—	86.1	—	86.1
Miscellaneous other income, net	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(110.2)	(102.4)	105.7	233.7	126.8

Income (loss) before income taxes	110.2	102.4	46.9	(233.7)	25.8
Income taxes	—	—	0.2	—	0.2
Net income (loss)	110.2	102.4	46.7	(233.7)	25.6
Net loss attributable to noncontrolling interests	—	—	(84.6)	—	(84.6)
Net income (loss) attributable to controlling interests	$110.2	$102.4	$131.3	$(233.7)	$110.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$77.7	$71.0	$104.4	$(175.4)	$77.7
Other comprehensive (loss) income:
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Total Comprehensive Income (Loss)	$76.2	$69.5	$102.5	$(172.0)	$76.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$110.2	$102.4	$46.7	$(233.7)	$25.6
Other comprehensive (loss) income:
(Loss) gain on cash flow hedges	(0.9)	(0.9)	(0.9)	1.8	(0.9)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.9	0.9	0.5	(1.4)	0.9
Pension and other postretirement benefit costs	(1.9)	(1.9)	(1.9)	3.8	(1.9)
Total Comprehensive Income (Loss)	108.3	100.5	44.4	(229.5)	23.7
Comprehensive loss attributable to noncontrolling interests	—	—	(84.6)	—	(84.6)
Comprehensive income (loss) attributable to controlling interests	$108.3	$100.5	$129.0	$(229.5)	$108.3

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2015
(Millions)

	Parent Guarantor		Subsidiary Issuer		Non-guarantor Subsidiaries		Eliminations		Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$6.2		$(28.9)		$169.5		$—		$146.8

INVESTING ACTIVITIES:
Capital expenditures	—		—		(62.2)		—		(62.2)
Advances to affiliates, net	(60.7)		(139.8)		125.5		75.0		—
Net cash (used in) provided by investing activities	(60.7)		(139.8)		63.3		75.0		(62.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—		247.1		—		—		247.1
Repayment of borrowings from long-term debt and term loan	—		—		(300.0)		—		(300.0)
Proceeds from borrowings on revolving credit agreement	—		—		340.0		—		340.0
Repayment of borrowings on revolving credit agreement	—		—		(410.0)		—		(410.0)
Principal payment of capital lease obligation	—		—		(0.1)		—		(0.1)
Advances from affiliates, net	—		(64.8)		139.8		(75.0)		—
Distributions paid	(24.8)		—		—		—		(24.8)
Proceeds from sale of common units	83.2		—		—		—		83.2
Capital contributions from general partner	2.2		—		—		—		2.2
Net cash provided by (used in) financing activities	60.6	—	182.3	—	(230.3)	—	(75.0)	—	(62.4)

Increase in cash and cash equivalents	6.1		13.6		2.5		—		22.2
Cash and cash equivalents at beginning of period	0.5		1.8		4.3		—		6.6
Cash and cash equivalents at end of period	$6.6		$15.4		$6.8		$—		$28.8

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$7.4	$(33.5)	$161.9	$—	$135.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(66.1)	—	(66.1)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	17.3	(8.3)	(56.4)	46.1	(1.3)
Investment in unconsolidated affiliates	—	—	(19.7)	—	(19.7)
Distribution from unconsolidated affiliates	—	—	9.0	—	9.0
Net cash provided by (used in) investing activities	17.3	(8.3)	(133.1)	46.1	(78.0)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	155.0	—	155.0
Repayment of borrowings on revolving credit agreement	—	—	(205.0)	—	(205.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	37.8	8.3	(46.1)	—
Distributions paid	(24.8)	—	—	—	(24.8)
Capital contribution from noncontrolling interests	—	—	7.8	—	7.8
Distributions paid to noncontrolling interests	—	—	(7.1)	—	(7.1)
Net cash (used in) provided by financing activities	(24.8)	37.8	(41.1)	(46.1)	(74.2)

Decrease in cash and cash equivalents	(0.1)	(4.0)	(12.3)	—	(16.4)
Cash and cash equivalents at beginning of period	0.2	9.2	19.1	—	28.5
Cash and cash equivalents at end of period	$0.1	$5.2	$6.8	$—	$12.1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K).

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

Market Conditions and Contract Renewals

Transportation rates we are able to charge customers are heavily influenced by longer-term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (LNG) export facilities. Changes in certain longer-term trends, such as the development of gas production from the Marcellus and Utica production areas located in the Northeastern United States and changes to related pipeline infrastructure, have caused basis differentials corresponding to traditional flow patterns on our natural gas pipeline systems (generally south to north and west to east) to narrow significantly, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our transportation services. These conditions have had and we expect will continue to have a material adverse effect on our revenues, earnings before interest, taxes, depreciation and amortization and distributable cash flows. Demand to transport gas from north to south has increased, driven by increases in gas production from primarily the Marcellus and Utica production areas and growing demand for natural gas primarily in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in growth projects for us that require significant capital expenditures, among other things, to make parts of our system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to us by customers that have not renewed expiring contracts.

As disclosed in our 2014 Annual Report on Form 10-K under Market Conditions and Contract Renewals, a substantial portion of our transportation capacity is contracted for under firm transportation agreements. However, each year a portion of our firm transportation agreements expire and need to be renewed or replaced. We have generally seen the renewal of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted our transportation revenues. Capacity not renewed and available for sale on a short-term basis has been and continues to be sold at rates reflective of basis spreads which generally have been lower than historical rates, under short-term firm or interruptible contracts or in some cases not sold at all. Rates for short-term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter-term conditions such as current and forecasted weather. For example, the unusually cold winter weather in the first quarter 2014 favorably impacted our short-term firm and interruptible transportation services. The weather in the first quarter 2015 was comparably warmer and the demand for our short-term firm and interruptible transportation services was not as strong. Refer to our Annual Report on Form 10-K for further discussion.

The value of our storage and PAL services (comprised of parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. We have seen the value of our storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads which in turn has reduced the rates we can charge and the capacity we can sell under our storage and PAL services. Our storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread, meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while our lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future).

During the first half 2014, the futures market was significantly backwardated partly reflecting the harsh weather conditions in late 2013 and early 2014, and we earned revenues from lending gas to customers under our PAL services. Since then, the futures market has reverted to a contango market, although time period price spreads remain relatively narrow. Storage market fundamentals can be volatile in a relative short period of time. Based on the current narrowing of time period price spreads and fewer market participants due to a decrease in the number of marketers taking storage positions, we are continuing to experience weakened demand for our storage and PAL services.

Evangeline Pipeline System

In October 2014, we acquired Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (Evangeline). Shortly after the acquisition, a leak was discovered on the pipeline and the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Corrective Action Order. The pipeline has been out of service for the majority of 2015 in order to complete testing and remediation activities. We expect that the pipeline will be returned to service by the end of the second quarter 2015, upon completion of all remediation activities and approval by PHMSA. The remediation is expected to cost approximately $23.5 million, of which $14.2 million has been incurred through March 31, 2015.

Gulf South Pipeline Company, LP (Gulf South) Rate Case

On October 24, 2014, our Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund. Settlement discussions are ongoing with FERC and Gulf South’s customers; however, the ultimate outcome and impact of the rate case on our earnings and cash flows for 2015 and beyond cannot be predicted at this time.

Growth Projects

In response to changes in the natural gas industry, we are currently engaged in $1.6 billion of growth projects. These projects have lengthy planning and construction periods and, as a result, will not contribute to our earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we cannot predict at this time.

A summary of the estimated total costs of our more significant growth projects and inception to date spending as of March 31, 2015 is as follows (in millions):

	Estimated Total Cost (1)	Cash Invested Through March 31, 2015
Ohio to Louisiana Access	$115.0	$21.5
Southern Indiana Lateral	75.0	2.7
Western Kentucky Market Lateral	80.0	2.4
Power Plant in South Texas	80.0	1.5
Sulphur Storage and Pipeline Expansion	145.0	5.8
Northern Supply Access	310.0	0.8
Coastal Bend Header	720.0	4.7

(1)
Our cost estimates are based on internally developed financial models and time-lines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

Ohio to Louisiana Access Project: Our Ohio to Louisiana Access Project would provide long-term firm natural gas transportation primarily from the Marcellus and Utica production areas to Louisiana. This project does not add additional capacity to our natural gas pipeline systems, but will require us to make a portion of our Texas Gas Transmission, LLC (Texas Gas) system bi-directional. The project is supported by firm transportation contracts with producers and end-users, with a weighted-average contract life of approximately 13 years. The project is expected to be placed into service in the first half 2016, subject to FERC approval.

Southern Indiana Lateral Project: Our Southern Indiana Lateral project consists of the construction of approximately 30 miles of 10-inch pipeline originating from our pipeline in Mt. Vernon, Indiana to Henderson County, Kentucky. The project will add approximately 0.1 billion cubic feet (Bcf) per day of peak-day transmission capacity to our Texas Gas system and is supported by a 20-year firm transportation contract. The scope of this project was recently reduced, because one of the potential customers did not receive board approval to proceed with their portion of the project. This project, which is subject to FERC approval, is expected to be placed into service in the second half 2016.

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

Power Plant Project in South Texas: In 2015, we executed a precedent agreement with a foundation shipper for a project which consists of the addition of compression facilities and modifications of our existing facilities to increase the operating capacity of certain sections of our Gulf South pipeline. The project will provide transportation services of 0.2 Bcf per day to a new power plant in South Texas and is expected to be placed into service in the second half 2016.

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

Northern Supply Access Project: Our Northern Supply Access project will increase the peak-day transmission capacity on our Texas Gas system by the addition of compression facilities and other system modifications to make this portion of the system bi-directional. In the first quarter 2015, we executed an additional precedent agreement for 0.1 Bcf per day of peak-day transmission capacity, which added an additional $60.0 million to the expected total cost of the project. Including the newest precedent agreement, this project is supported by precedent agreements for 0.4 Bcf per day of peak-day transmission capacity with a weighted-average contract life of approximately 16 years. This project, which is subject to FERC approval, is expected to be placed into service in 2017.

Coastal Bend Header Project: In the third quarter 2014, we executed precedent agreements with foundation shippers to transport approximately 1.4 Bcf per day of natural gas to serve a planned liquefaction terminal in Freeport, Texas. The project will consist of an approximately 65-mile pipeline supply header to serve the terminal as well as expansion and modifications to our existing Gulf South pipeline facilities that will provide access to additional supply sources. This project, which is subject to FERC approval, is expected to be placed into service in 2018.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Our net income attributable to controlling interests for the three months ended March 31, 2015, decreased $32.5 million, or 29%, to $77.7 million compared to $110.2 million for the three months ended March 31, 2014. Our net income decreased primarily as a result of the comparably warmer winter weather in 2015 and unfavorable market conditions, both of which are discussed above in Market Conditions and Contract Renewals.

Operating revenues for the three months ended March 31, 2015, decreased $27.2 million, or 8%, to $329.7 million, compared to $356.9 million for the three months ended March 31, 2014. Our transportation and PAL revenues decreased by $11.0 million generally due to the comparably warmer winter weather experienced in our market areas and the effects of the market and contract renewal conditions, partly offset by revenues from growth projects which were recently placed into service. Storage revenues were lower by $9.0 million primarily as a result of the effects of unfavorable market conditions on time period price spreads. Additionally, fuel and other revenues decreased by $7.2 million, which was offset in fuel and transportation expenses.

Operating costs and expenses for the three months ended March 31, 2015, increased $2.6 million, or 1%, to $206.9 million, compared to $204.3 million for the three months ended March 31, 2014. The increase in operating expenses was driven by an increase of $12.4 million in depreciation expense from an increase in our asset base and an increase in administrative and general expenses of $3.8 million primarily due to employee-related costs. These increases to operating expenses were partially offset by a $6.0 million reduction in fuel and transportation expense mentioned above. The 2014 period was unfavorably impacted by a $7.1 million impairment charge related to the terminated Bluegrass project, a project between us, Boardwalk Pipelines Holding Corp. (BPHC) and The Williams Companies, Inc. (Bluegrass Project).

Total other deductions for the three months ended March 31, 2015 decreased by $81.9 million, or 65%, to $44.9 million compared to $126.8 million for the 2014 period. The decrease was driven by prior year equity losses in unconsolidated affiliates of $86.1 million resulting from previously capitalized costs associated with the Bluegrass Project that were expensed in the first quarter 2014, most of which were offset by noncontrolling interests related to that project. The decrease in total other deductions was slightly offset by an increase in interest expense due to higher average debt balances as compared to the 2014 period and lower capitalized interest related to capital projects.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units and our subordinated loan agreement with BPHC. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines, LP (Boardwalk Pipelines). Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

We expect to finance growth capital expenditures for the full year 2015 through cash generated from operations, borrowings under our revolving credit facility, borrowings under our subordinated loan agreement with BPHC and sales of our common units; however, based on our current 2015 forecast of our capital expenditures and leverage, we do not anticipate the need to raise additional equity for the remainder of the year. We currently have no outstanding borrowings under our subordinated loan agreement, however, we do expect to borrow under the agreement prior to the borrowing expiration date of December 31, 2015.

For a summary of our financing activities for the first quarter 2015, refer to Item 1, Note 6.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2015 and 2014 were $18.0 million and $16.0 million. Growth capital expenditures were $44.2 million and $50.1 million for the three months ended March 31, 2015 and 2014. We expect total capital expenditures to be approximately $570.0 million in 2015, including approximately $120.0 million for maintenance capital. As discussed in our 2014 Annual Report on Form 10-K, approximately $50.0 million of our 2015 expected capital expenditures are associated with pipeline integrity upgrades which contain elements of both growth and maintenance capital. In the first quarter 2015, we spent approximately $4.2 million on pipeline integrity upgrades, of which $2.9 million was reflected as maintenance capital and $1.3 million was reflected as growth capital.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm-commitments as of March 31, 2015, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,575.0	$250.0	$1,050.0	$535.0	$1,740.0
Interest on long-term debt (2)	911.4	160.8	274.8	192.8	283.0
Capital commitments (3)	109.9	109.9	—	—	—
Total	$4,596.3	$520.7	$1,324.8	$727.8	$2,023.0

(1)
Includes our senior unsecured notes, having maturity dates from 2015 to 2027, $50.0 million of loans outstanding under our revolving credit facility, having a maturity date of April 27, 2017, and $175.0 million loans outstanding under our Term Loan, having a maturity date of October 1, 2017. The $250.0 million principal amount of Texas Gas 2015 Notes that are included in the column Less than 1 Year are included in long-term debt on our balance sheet because we have refinanced these notes. Refer to Item 1, Note 6 for further information.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.55% weighted-average interest rate and an unused commitment fee of 0.21% as of March 31, 2015, $2.7 million and $3.0 million would be due in less than one year and 1-3 years. Interest obligations under the Term Loan are also subject to variable interest rates. Based on a 1.92% weighted-average interest rate on amounts outstanding under the Term Loan as of March 31, 2015, $3.4 million and $5.1 million would be due in less than one year and 1-3 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2015.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have not contributed to the Texas Gas pension plan but expect to fund $3.0 million during 2015.

Distributions

For the three months ended March 31, 2015 and 2014, we paid distributions of $24.8 million to our partners. Note 5 in Part I, Item I of this report contains further discussion regarding our distributions.

Our cash distribution policy is consistent with the terms of our partnership agreement which requires us to distribute our "available cash," as defined in our partnership agreement, on a quarterly basis. Our distributions are determined by the board of directors of our general partner based on our financial position, earnings, cash flow and other relevant factors. There is no guarantee that unitholders will receive quarterly distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2014 Annual Report on Form 10-K, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $11.0 million to $146.8 million for the three months ended March 31, 2015, compared to $135.8 million for the comparable 2014 period primarily due to the change in net income, excluding the effects of depreciation and amortization, asset impairment, equity losses in unconsolidated affiliates and the net gain on sale of operating assets.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $15.8 million to $62.2 million for the three months ended March 31, 2015, compared to $78.0 million for the comparable 2014 period. The decrease was primarily driven by a decrease in our net investment in the Bluegrass Project of $10.7 million and a decrease in capital expenditures of $3.9 million.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $11.8 million to $62.4 million for the three months ended March 31, 2015, compared to $74.2 million for the comparable 2014 period. The decrease in cash used in financing activities resulted primarily from proceeds received from the sale of common units of $85.4 million, including related general partner contributions, mostly offset by an increase in net repayments of borrowings of $72.9 million.

Off-Balance Sheet Arrangements

At March 31, 2015, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2015, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2014 Annual Report on Form 10-K.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking.” Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result,” and similar expressions. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by our partnership or our subsidiaries, are also forward-looking statements.

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

•
the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, the need to remove pipeline and other assets from service as a result of such activities, and the timing and financial impacts of returning any such assets, including the Evangeline pipeline, to service;

•
our ability to access the banking and capital markets on acceptable terms to refinance our outstanding indebtedness and to fund our capital and growth needs, including through the issuance of our common units;

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

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our 2014 Annual Report on Form 10-K.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A in our 2014 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 4 in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
March 9, 2015 (1)	12,180	$16.57	—	—

(1)	Our general partner purchased our common units and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description

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

10.1
Form of Phantom Unit Grant Agreement under Boardwalk Pipeline Partners Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on February 9, 2015).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 5, 2015	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer