Form 10-Q
period 2015-06-30
Boardwalk Pipeline Partners, LP
filed 2015-08-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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

As of August 3, 2015, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2015

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$19.3	$6.6
Receivables:
Trade	93.8	102.6
Other	11.8	8.3
Gas transportation receivables	6.3	9.1
Gas and liquids stored underground	8.5	4.1
Prepayments	19.8	14.5
Other current assets	2.6	4.4
Total current assets	162.1	149.6

Property, Plant and Equipment:
Natural gas transmission and other plant	9,363.4	9,250.1
Construction work in progress	135.2	105.5
Property, plant and equipment, gross	9,498.6	9,355.6
Less—accumulated depreciation and amortization	1,923.6	1,766.4
Property, plant and equipment, net	7,575.0	7,589.2

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	97.9	86.4
Other	143.8	144.2
Total other assets	479.1	468.0

Total Assets	$8,216.2	$8,206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2015	December 31, 2014
Current Liabilities:
Payables:
Trade, net	$64.6	$51.7
Affiliates	0.9	1.5
Other	21.4	10.4
Gas payables	10.9	8.5
Accrued taxes, other	47.5	47.1
Accrued interest	39.6	47.4
Accrued payroll and employee benefits	15.9	26.3
Deferred income	4.4	1.9
Other current liabilities	34.0	25.4
Total current liabilities	239.2	220.2

Long-term debt and capital lease obligation	3,493.6	3,689.7

Other Liabilities and Deferred Credits:
Pension liability	18.9	19.2
Asset retirement obligation	40.5	39.9
Provision for other asset retirement	62.0	60.5
Payable to affiliate	16.0	16.0
Other	63.7	59.0
Total other liabilities and deferred credits	201.1	194.6

Commitments and Contingencies

Partners’ Capital:
Common units – 250.3 million units and 243.3 million units issued and outstanding as of June 30, 2015, and December 31, 2014	4,274.5	4,095.1
General partner	83.7	80.0
Accumulated other comprehensive loss	(75.9)	(72.8)
Total partners’ capital	4,282.3	4,102.3
Total Liabilities and Partners' Capital	$8,216.2	$8,206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Transportation	$256.9	$245.7	$546.5	$550.0
Parking and lending	2.8	9.2	5.6	18.4
Storage	20.9	22.1	40.2	50.9
Other	18.0	16.4	36.0	31.0
Total operating revenues	298.6	293.4	628.3	650.3

Operating Costs and Expenses:
Fuel and transportation	23.6	29.9	50.6	62.9
Operation and maintenance	54.6	43.9	97.0	86.6
Administrative and general	31.8	30.5	62.4	57.3
Depreciation and amortization	81.0	69.6	162.6	138.8
Asset impairment	—	1.4	0.1	8.6
Net gain on sale of operating assets	(0.1)	(0.8)	(0.1)	(1.2)
Taxes other than income taxes	21.8	22.4	47.0	48.2
Total operating costs and expenses	212.7	196.9	419.6	401.2

Operating income	85.9	96.5	208.7	249.1

Other Deductions (Income):
Interest expense	45.9	40.2	91.1	81.1
Interest income	(0.1)	(0.2)	(0.2)	(0.3)
Equity losses in unconsolidated affiliates	—	0.5	—	86.6
Miscellaneous other income, net	(0.4)	—	(0.6)	(0.1)
Total other deductions	45.4	40.5	90.3	167.3

Income before income taxes	40.5	56.0	118.4	81.8

Income taxes	0.1	0.1	0.3	0.3

Net income	40.4	55.9	118.1	81.5
Net loss attributable to noncontrolling interests	—	(1.5)	—	(86.1)
Net income attributable to controlling interests	$40.4	$57.4	$118.1	$167.6

Net Income per Unit:
Net income per common unit	$0.16	$0.23	$0.47	$0.68
Weighted-average number of common units outstanding	250.3	243.3	247.3	243.3
Cash distribution declared and paid to common units	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$40.4	$55.9	$118.1	$81.5
Other comprehensive income (loss):
Loss on cash flow hedges	—	—	—	(0.9)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.7	1.2	1.6
Pension and other postretirement benefit costs	(2.2)	(2.0)	(4.3)	(3.9)
Total Comprehensive Income	38.8	54.6	115.0	78.3
Comprehensive loss attributable to noncontrolling interests	—	(1.5)	—	(86.1)
Comprehensive income attributable to controlling interests	$38.8	$56.1	$115.0	$164.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2015	2014
Net income	$118.1	$81.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	162.6	138.8
Amortization of deferred costs	5.2	2.9
Asset impairment	0.1	8.6
Net gain on sale of operating assets	(0.1)	(1.2)
Equity losses in unconsolidated affiliates	—	86.6
Changes in operating assets and liabilities:
Trade and other receivables	5.3	19.2
Other receivables, affiliates	—	0.9
Gas receivables and storage assets	(13.1)	(8.5)
Costs recoverable from customers	1.9	1.0
Other assets	(1.8)	(3.8)
Trade and other payables	9.9	(11.6)
Other payables, affiliates	(0.7)	(0.5)
Gas payables	2.4	7.4
Accrued liabilities	(16.5)	(6.9)
Other liabilities	12.2	(6.3)
Net cash provided by operating activities	285.5	308.1

INVESTING ACTIVITIES:
Capital expenditures	(136.3)	(162.7)
Proceeds from sale of operating assets	0.1	2.9
Advances to affiliates	—	0.1
Investment in unconsolidated affiliates	—	(20.3)
Distributions from unconsolidated affiliates	—	10.7
Net cash used in investing activities	(136.2)	(169.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt	247.1	—
Repayment of borrowings from long-term debt and term loan	(725.0)	—
Proceeds from borrowings on revolving credit agreement	835.0	220.0
Repayment of borrowings on revolving credit agreement, including financing fees	(558.6)	(295.0)
Principal payment of capital lease obligation	(0.2)	(0.2)
Advances from affiliate	0.1	0.1
Distributions paid	(50.4)	(49.6)
Proceeds from sale of common units	113.1	—
Capital contributions from general partner	2.3	—
Capital contributions from noncontrolling interests	—	7.8
Distributions paid to noncontrolling interests	—	(7.1)
Net cash used in financing activities	(136.6)	(124.0)
Increase in cash and cash equivalents	12.7	14.8
Cash and cash equivalents at beginning of period	6.6	28.5
Cash and cash equivalents at end of period	$19.3	$43.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	General Partner	Accumulated Other Comp Loss	Non-controlling Interest	Total Equity
Balance January 1, 2014	$3,963.4	$77.3	$(63.8)	$86.5	$4,063.4
Add (deduct):
Net income (loss)	164.2	3.4	—	(86.1)	81.5
Distributions paid	(48.6)	(1.0)	—	—	(49.6)
Capital contributions from noncontrolling interests	—	—	—	7.8	7.8
Distributions paid to noncontrolling interests	—	—	—	(7.1)	(7.1)
Other comprehensive loss	—	—	(3.2)	—	(3.2)
Balance June 30, 2014	$4,079.0	$79.7	$(67.0)	$1.1	$4,092.8

Balance January 1, 2015	$4,095.1	$80.0	$(72.8)	$—	$4,102.3
Add (deduct):
Net income	115.7	2.4	—	—	118.1
Distributions paid	(49.4)	(1.0)	—	—	(50.4)
Sale of common units net of related transaction costs	113.1	—	—	—	113.1
Capital contribution from general partner	—	2.3	—	—	2.3
Other comprehensive loss	—	—	(3.1)	—	(3.1)
Balance June 30, 2015	$4,274.5	$83.7	$(75.9)	$—	$4,282.3

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

As of August 3, 2015, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of August 3, 2015, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2015, and December 31, 2014, and the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and changes in cash flows and changes in equity for the six months ended June 30, 2015 and 2014. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such 2014 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

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

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of June 30, 2015, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 17.2 trillion British thermal units (TBtu). Assuming an average market price during June 2015 of $2.70 per million British thermal unit, the market value of that gas was approximately $46.4 million. As of June 30, 2015, the amount of NGLs owed to the operating subsidiaries due to imbalances was 0.3 million barrels (MMBbls), which had a market value of approximately $9.4 million. As of December 31, 2014, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 10.0 TBtu. As of December 31, 2014, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 MMBbls. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3:  Fair Value Measurements and Other Comprehensive Income (OCI)

As discussed in Note 3 to the Partnership’s 2014 Annual Report on Form 10-K, the Partnership and the Williams Companies, Inc. formed joint ventures for the development of the Bluegrass project, a project between the Partnership, BPHC and The Williams Companies, Inc. (Bluegrass Project). In 2014, the assets related to the joint ventures were determined to be impaired and were measured at fair value on a non-recurring basis. As a result, in the first quarter 2014, the Bluegrass Project entities, which were dissolved in December 2014, expensed the previously capitalized project costs, resulting in a $92.9 million charge which was reflected in Equity losses in unconsolidated affiliates and Asset impairment on the income statement. Net of noncontrolling interests of $82.9 million, these expenses reduced the Partnership's Net income attributable to controlling interests by $10.0 million.

OCI

The Partnership had no outstanding derivatives at June 30, 2015, and December 31, 2014, but had $9.6 million and $10.8 million of Accumulated other comprehensive loss (AOCI) related to cash flow hedges as of June 30, 2015, and December 31, 2014, which relate to previously settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of June 30, 2015, are expected to be reclassified into earnings within the next twelve months. The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended June 30, 2015 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, April 1, 2015	$(10.2)	$(64.1)	$(74.3)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	(2.2)	(2.2)

Ending balance, June 30, 2015	$(9.6)	$(66.3)	$(75.9)

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

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the six months ended June 30, 2015 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2015	$(10.8)	$(62.0)	$(72.8)
Reclassifications:
Interest expense	1.2	—	1.2
Pension and other postretirement benefit costs	—	(4.3)	(4.3)

Ending balance, June 30, 2015	$(9.6)	$(66.3)	$(75.9)

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at June 30, 2015, and December 31, 2014. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2015, and December 31, 2014. The carrying amount of the Partnership's variable-rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, were as follows (in millions):

As of June 30, 2015			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19.3		$19.3	$—	$—	$19.3

Financial Liabilities
Long-term debt	$3,484.2	(1)	$—	$3,536.3	$—	$3,536.3
(1) The carrying amount of long-term debt excludes a $9.4 million capital lease obligation.

As of December 31, 2014			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.6		$6.6	$—	$—	$6.6

Financial Liabilities
Long-term debt	$3,680.1	(1)	$—	$3,787.4	$—	$3,787.4
(1) The carrying amount of long-term debt excludes a $9.6 million capital lease obligation.

Note 4: Property, Plant and Equipment

Asset Impairment Charges

The Partnership recognized asset impairment charges of $1.4 million and $8.6 million for the three and six months ended June 30, 2014, related to an increase in the estimate of asset retirement obligations related to retired assets and the terminated Bluegrass Project.

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

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South Pipeline Company, LP (Gulf South), along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the United States District Court for the Eastern District of New Orleans (Court) in August 2013. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract, and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization, and ridge restoration. On February 13, 2015, the Court dismissed the case with prejudice. The Flood Protection Authority has appealed the dismissal of the case to the U.S. Court of Appeals for the Fifth Circuit.

Gulf South, along with several other energy companies, has also been named as a defendant in a petition for damages and injunctive relief filed by Joseph Bernstein (Case No. 744-226) and the Defelice Land Company, L.L.C. (Case No. 61-926).  These cases are similar in nature to the Flood Protection Authority case discussed above. Both cases were originally filed in Louisiana district court and were moved to federal court.  In the second quarter 2015, the cases were remanded to Louisiana district court.

Regulatory Matters

In October 2014, Gulf South filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect. The resulting increased revenues are subject to potential refund; therefore, the Partnership recognized a liability for a portion of the incremental amount collected based on an assessment of the rate case proceedings, discussions with customers and FERC, advice of counsel and other factors. The actual amount of any potential refund will be determined when the rate case is ultimately settled and approved by FERC. In the second quarter 2015, the Partnership recognized $5.7 million of additional operating revenues as a result of the rate case.

Insurance Proceeds

For the three and six months ended June 30, 2015, the Partnership received $6.3 million in proceeds from a business interruption claim related to Boardwalk Louisiana Midstream, LLC, which was recorded in Transportation revenues. Subsequent to June 30, 2015, the Partnership received an additional $2.5 million in proceeds related to the business interruption claim. No additional amounts are expected to be received.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of June 30, 2015, and December 31, 2014, the Partnership had an accrued liability of approximately $5.2 million and $6.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next seven years. As of June 30, 2015, and December 31, 2014, approximately $1.5 million was recorded in Other current liabilities and approximately $3.7 million and $4.6 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2015, were approximately $155.1 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 5 to the Partnership’s 2014 Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

In the second quarters 2015 and 2014, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In July 2015, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended June 30, 2015, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$40.4
Declared distribution	25.6	$25.1	$0.5
Assumed allocation of undistributed net income	14.8	14.5	0.3
Assumed allocation of net income attributable to limited partner unitholders and general partner	$40.4	$39.6	$0.8
Weighted-average units outstanding		250.3
Net income per unit		$0.16

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the six months ended June 30, 2015, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$118.1
Declared distribution	51.1	$50.1	$1.0
Assumed allocation of undistributed net income	67.0	65.7	1.3
Assumed allocation of net income attributable to limited partner unitholders and general partner	$118.1	$115.8	$2.3
Weighted-average units outstanding		247.3
Net income per unit		$0.47

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

Note 7:  Financing

Notes and Debentures

As of June 30, 2015, and December 31, 2014, the Partnership had notes and debentures outstanding of $3.1 billion and $3.4 billion with a weighted-average interest rate of 5.32% and 5.31%.

Issuance of Notes

In March 2015, the Partnership completed an additional issuance of its 4.95% senior notes due 2024 (Boardwalk Pipelines 2024 Notes), of which $350.0 million were originally issued in November 2014 (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
March 2015	Boardwalk Pipelines	$250.0	$2.9	$247.1	(1)	4.95%	December 15, 2024	June 15 and December 15

(1)
The net proceeds of this offering were used to retire a portion of the outstanding $250.0 million aggregate principal amount of Texas Gas Transmission, LLC's (Texas Gas) 4.60% notes that matured in June 2015 (Texas Gas 2015 Notes). Initially, the Partnership used the net proceeds to reduce outstanding borrowings under its revolving credit facility. Subsequently, on June 1, 2015, the Partnership retired the Texas Gas 2015 Notes with borrowings under its revolving credit facility.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At June 30, 2015, the Partnership and its subsidiaries were in compliance with their debt covenants.

Redemption of Notes

In 2015, the outstanding $275.0 million aggregate principal amount of Gulf South's 5.05% notes due 2015 and the Texas Gas 2015 Notes were retired at maturity with the proceeds received from the issuance of Boardwalk Pipelines 2024 Notes.

Revolving Credit Facility

In May 2015, the Partnership entered into a Third Amended and Restated Revolving Credit Agreement (Amended Credit Agreement or credit facility) with Wells Fargo Bank, N.A., as administrative agent, having aggregate lending commitments of $1.5 billion, a maturity date of May 26, 2020, and including Boardwalk Pipelines, Texas Gas, Gulf South and Gulf Crossing Pipeline Company LLC as borrowers. Interest is determined, at the Partnership’s election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, and (3) the one month Eurodollar Rate plus 1.00%, plus an applicable margin, or (b) the London Interbank Offered Rate (LIBOR) plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for loans bearing interest based on the base rate and ranges from 1.00% to 1.75% for loans bearing interest based on the LIBOR Rate, in each case determined based on the individual Borrower’s credit rating from time to time. The Amended Credit Agreement also provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.10% to 0.275% and determined based on the individual Borrower’s credit rating from time to time.

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following the quarter of an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of June 30, 2015.

Outstanding borrowings under the Partnership’s revolving credit facility as of June 30, 2015, and December 31, 2014, were $400.0 million and $120.0 million, with a weighted-average borrowing rate of 1.44% and 1.54%. As of August 3, 2015, the Partnership had $400.0 million outstanding borrowings under its credit facility, resulting in an available borrowing capacity of $1.1 billion.

Term Loan

The Partnership had a variable-rate term loan due October 1, 2017 (Term Loan). At December 31, 2014, outstanding borrowings under the Term Loan were $200.0 million, with a weighted-average borrowing interest rate of 1.91%. The Partnership repaid all outstanding borrowings in 2015 and terminated all related commitments.

Subordinated Debt Agreement with Affiliate

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

Issuance of Common Units

The Partnership has an effective registration statement on file with the SEC for the issuance of up to $500.0 million of the Partnership's common units. Under the registration statement, pursuant to an equity distribution agreement between the Partnership and certain broker-dealers, the Partnership may sell its common units from time to time through the broker-dealers as the Partnership’s sales agents. Sales of common units can be made by means of ordinary brokers’ transactions on the NYSE or as otherwise agreed by the Partnership and one or more of the broker-dealers. During the six months ended June 30, 2015, the Partnership sold 7.0 million common units under its equity distribution agreement and received net proceeds of $115.4 million, including a $2.3 million contribution received from its general partner to maintain its 2% general partner interest.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1.0	$1.0	$0.1	$0.1
Interest cost	1.2	1.4	0.5	0.6
Expected return on plan assets	(2.3)	(2.4)	(1.1)	(1.0)
Amortization of prior service credit	—	—	(1.9)	(2.0)
Amortization of unrecognized net loss	0.4	0.3	(0.1)	—
Regulatory asset decrease	0.5	0.5	—	—
Net periodic benefit cost	$0.8	$0.8	$(2.5)	$(2.3)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2015 and 2014 were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$2.0	$2.0	$0.2	$0.2
Interest cost	2.4	2.8	1.0	1.1
Expected return on plan assets	(4.6)	(4.7)	(2.3)	(2.1)
Amortization of prior service credit	—	—	(3.8)	(3.9)
Amortization of unrecognized net loss	0.8	0.6	—	0.1
Regulatory asset decrease	1.0	0.9	—	—
Net periodic benefit cost	$1.6	$1.6	$(4.9)	$(4.6)

Through the date of this filing, the Partnership has not made contributions to the Pension Plan in 2015, but expects to fund $3.0 million in 2015.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.4 million and $2.3 million for the three months ended June 30, 2015 and 2014, and $4.6 million and $4.4 million for the six months ended June 30, 2015 and 2014.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $2.2 million for each of the three months ended June 30, 2015 and 2014, and $4.4 million for each of the six months ended June 30, 2015 and 2014.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.1 million and $13.0 million for the three months ended June 30, 2015 and 2014, and $26.1 million and $26.0 million for the six months ended June 30, 2015 and 2014.

In 2013, the Partnership entered into agreements with BPHC to form two entities for the purpose of investing in the terminated Bluegrass Project. Through June 30, 2014, the Partnership contributed $12.7 million and BPHC contributed $97.8 million of cash and other assets to these entities and the Partnership and BPHC received a $1.9 million and $7.1 million distribution from these entities.

Note 10: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, though an entity may elect to begin applying the provisions of the ASU for periods beginning after December 15, 2016. The Partnership is evaluating the impact, if any, that ASU 2014-09 will have on its financial statements.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2015	2014
Cash paid during the period for:
Interest (net of amount capitalized)	$91.4	$76.1

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at June 30, 2015, and December 31, 2014. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of June 30, 2015
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$2.8	$16.0	$—	$19.3
Receivables	0.1	—	105.5	—	105.6
Receivables - affiliate	—	—	6.6	(6.6)	—
Gas and liquids stored underground	—	—	8.5	—	8.5
Prepayments	0.2	0.1	19.5	—	19.8
Advances to affiliates	—	20.4	145.2	(165.6)	—
Other current assets	—	—	14.0	(5.1)	8.9
Total current assets	0.8	23.3	315.3	(177.3)	162.1
Investment in consolidated subsidiaries	2,072.6	6,915.7	—	(8,988.3)	—
Property, plant and equipment, gross	0.6	—	9,498.0	—	9,498.6
Less–accumulated depreciation and amortization	0.6	—	1,923.0	—	1,923.6
Property, plant and equipment, net	—	—	7,575.0	—	7,575.0
Other noncurrent assets	—	5.4	473.6	0.1	479.1
Advances to affiliates – noncurrent	2,226.0	502.3	1,008.8	(3,737.1)	—
Total other assets	2,226.0	507.7	1,482.4	(3,737.0)	479.1

Total Assets	$4,299.4	$7,446.7	$9,372.7	$(12,902.6)	$8,216.2

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$—	$85.8	$—	$86.0
Payable to affiliates	0.9	—	6.6	(6.6)	0.9
Advances from affiliates	—	145.2	20.4	(165.6)	—
Other current liabilities	—	20.9	136.5	(5.1)	152.3
Total current liabilities	1.1	166.1	249.3	(177.3)	239.2
Long-term debt and capital lease obligation	—	1,973.2	1,520.4	—	3,493.6
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,234.8	502.3	(3,737.1)	—
Other noncurrent liabilities	—	—	185.0	0.1	185.1
Total other liabilities and deferred credits	16.0	3,234.8	687.3	(3,737.0)	201.1
Total partners' capital	4,282.3	2,072.6	6,915.7	(8,988.3)	4,282.3
Total Liabilities and Partners' Capital	$4,299.4	$7,446.7	$9,372.7	$(12,902.6)	$8,216.2

Condensed Consolidating Balance Sheets as of December 31, 2014
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$1.8	$4.3	$—	$6.6
Receivables	—	—	110.9	—	110.9
Receivables - affiliate	—	—	9.0	(9.0)	—
Gas and liquids stored underground	—	—	4.1	—	4.1
Prepayments	0.1	—	14.4	—	14.5
Advances to affiliates	—	6.3	106.2	(112.5)	—
Other current assets	0.5	—	19.2	(6.2)	13.5
Total current assets	1.1	8.1	268.1	(127.7)	149.6
Investment in consolidated subsidiaries	1,970.6	6,744.1	—	(8,714.7)	—
Property, plant and equipment, gross	0.6	—	9,355.0	—	9,355.6
Less–accumulated depreciation and amortization	0.6	—	1,765.8	—	1,766.4
Property, plant and equipment, net	—	—	7,589.2	—	7,589.2
Other noncurrent assets	—	3.4	465.2	(0.6)	468.0
Advances to affiliates – noncurrent	2,148.3	212.0	996.5	(3,356.8)	—
Total other assets	2,148.3	215.4	1,461.7	(3,357.4)	468.0

Total Assets	$4,120.0	$6,967.6	$9,319.0	$(12,199.8)	$8,206.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$0.1	$61.8	$—	$62.1
Payable to affiliates	1.5	—	9.0	(9.0)	1.5
Advances from affiliates	—	106.2	6.3	(112.5)	—
Other current liabilities	—	21.4	141.7	(6.5)	156.6
Total current liabilities	1.7	127.7	218.8	(128.0)	220.2
Long-term debt and capital lease obligation	—	1,724.5	1,965.2	—	3,689.7
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,144.8	212.0	(3,356.8)	—
Other noncurrent liabilities	—	—	178.9	(0.3)	178.6
Total other liabilities and deferred credits	16.0	3,144.8	390.9	(3,357.1)	194.6
Total partners' capital	4,102.3	1,970.6	6,744.1	(8,714.7)	4,102.3
Total Liabilities and Partners' Capital	$4,120.0	$6,967.6	$9,319.0	$(12,199.8)	$8,206.8

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$278.6	$(21.7)	$256.9
Parking and lending	—	—	3.0	(0.2)	2.8
Storage	—	—	20.9	—	20.9
Other	—	—	18.0	—	18.0
Total operating revenues	—	—	320.5	(21.9)	298.6

Operating Costs and Expenses:
Fuel and transportation	—	—	45.5	(21.9)	23.6
Operation and maintenance	—	—	54.6	—	54.6
Administrative and general	(0.2)	—	32.0	—	31.8
Other operating costs and expenses	0.2	—	102.5	—	102.7
Total operating costs and expenses	—	—	234.6	(21.9)	212.7
Operating income	—	—	85.9	—	85.9

Other Deductions (Income):
Interest expense	—	27.9	18.0	—	45.9
Interest (income) expense - affiliates, net	(7.2)	9.1	(1.9)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(33.2)	(70.2)	—	103.4	—
Miscellaneous other income, net	—	—	(0.4)	—	(0.4)
Total other (income) deductions	(40.4)	(33.2)	15.6	103.4	45.4

Income (loss) before income taxes	40.4	33.2	70.3	(103.4)	40.5
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$40.4	$33.2	$70.2	$(103.4)	$40.4

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$268.5	$(22.8)	$245.7
Parking and lending	—	—	9.2	—	9.2
Storage	—	—	22.2	(0.1)	22.1
Other	—	—	16.4	—	16.4
Total operating revenues	—	—	316.3	(22.9)	293.4

Operating Costs and Expenses:
Fuel and transportation	—	—	52.8	(22.9)	29.9
Operation and maintenance	—	—	43.9	—	43.9
Administrative and general	—	—	30.5	—	30.5
Other operating costs and expenses	—	—	92.6	—	92.6
Total operating costs and expenses	—	—	219.8	(22.9)	196.9
Operating income	—	—	96.5	—	96.5

Other Deductions (Income):
Interest expense	—	18.7	21.5	—	40.2
Interest (income) expense - affiliates, net	(7.6)	10.2	(2.6)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(49.8)	(78.7)	—	128.5	—
Equity losses in unconsolidated affiliates	—	—	0.5	—	0.5
Total other (income) deductions	(57.4)	(49.8)	19.2	128.5	40.5

Income (loss) before income taxes	57.4	49.8	77.3	(128.5)	56.0
Income taxes	—	—	0.1	—	0.1
Net income (loss)	57.4	49.8	77.2	(128.5)	55.9
Net loss attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to controlling interests	$57.4	$49.8	$78.7	$(128.5)	$57.4

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$590.2	$(43.7)	$546.5
Parking and lending	—	—	5.8	(0.2)	5.6
Storage	—	—	40.2	—	40.2
Other	—	—	36.0	—	36.0
Total operating revenues	—	—	672.2	(43.9)	628.3

Operating Costs and Expenses:
Fuel and transportation	—	—	94.5	(43.9)	50.6
Operation and maintenance	—	—	97.0	—	97.0
Administrative and general	(0.2)	—	62.6	—	62.4
Other operating costs and expenses	0.2	—	209.4	—	209.6
Total operating costs and expenses	—	—	463.5	(43.9)	419.6
Operating income	—	—	208.7	—	208.7

Other Deductions (Income):
Interest expense	—	51.8	39.3	—	91.1
Interest (income) expense - affiliates, net	(13.9)	18.6	(4.7)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(104.2)	(174.6)	—	278.8	—
Miscellaneous other income, net	—	—	(0.6)	—	(0.6)
Total other (income) deductions	(118.1)	(104.2)	33.8	278.8	90.3

Income (loss) before income taxes	118.1	104.2	174.9	(278.8)	118.4
Income taxes	—	—	0.3	—	0.3
Net income (loss)	$118.1	$104.2	$174.6	$(278.8)	$118.1

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$595.6	$(45.6)	$550.0
Parking and lending	—	—	18.4	—	18.4
Storage	—	—	51.0	(0.1)	50.9
Other	—	—	31.0	—	31.0
Total operating revenues	—	—	696.0	(45.7)	650.3

Operating Costs and Expenses:
Fuel and transportation	—	—	108.6	(45.7)	62.9
Operation and maintenance	—	—	86.6	—	86.6
Administrative and general	(0.1)	—	57.4	—	57.3
Other operating costs and expenses	0.1	—	194.3	—	194.4
Total operating costs and expenses	—	—	446.9	(45.7)	401.2
Operating income	—	—	249.1	—	249.1

Other Deductions (Income):
Interest expense	—	37.4	43.7	—	81.1
Interest (income) expense - affiliates, net	(15.4)	20.4	(5.0)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(152.2)	(210.0)	—	362.2	—
Equity losses in unconsolidated affiliates	—	—	86.6	—	86.6
Miscellaneous other income, net	—	—	(0.1)	—	(0.1)
Total other (income) deductions	(167.6)	(152.2)	124.9	362.2	167.3

Income (loss) before income taxes	167.6	152.2	124.2	(362.2)	81.8
Income taxes	—	—	0.3	—	0.3
Net income (loss)	167.6	152.2	123.9	(362.2)	81.5
Net loss attributable to noncontrolling interests	—	—	(86.1)	—	(86.1)
Net income (loss) attributable to controlling interests	$167.6	$152.2	$210.0	$(362.2)	$167.6

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$40.4	$33.2	$70.2	$(103.4)	$40.4
Other comprehensive income (loss):
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	(2.2)	(2.2)	(2.2)	4.4	(2.2)
Total Comprehensive Income (Loss)	$38.8	$31.6	$68.2	$(99.8)	$38.8

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$57.4	$49.8	$77.2	$(128.5)	$55.9
Other comprehensive income (loss) :
Reclassification adjustment transferred to Net Income from cash flow hedges	0.7	0.7	0.3	(1.0)	0.7
Pension and other postretirement benefit costs	(2.0)	(2.0)	(2.0)	4.0	(2.0)
Total Comprehensive Income (Loss)	56.1	48.5	75.5	(125.5)	54.6
Comprehensive loss attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)
Comprehensive income (loss) attributable to controlling interests	$56.1	$48.5	$77.0	$(125.5)	$56.1

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$118.1	$104.2	$174.6	$(278.8)	$118.1
Other comprehensive income (loss):
Reclassification adjustment transferred to Net Income from cash flow hedges	1.2	1.2	0.4	(1.6)	1.2
Pension and other postretirement benefit costs	(4.3)	(4.3)	(4.3)	8.6	(4.3)
Total Comprehensive Income (Loss)	$115.0	$101.1	$170.7	$(271.8)	$115.0

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$167.6	$152.2	$123.9	$(362.2)	$81.5
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.9)	(0.9)	(0.9)	1.8	(0.9)
Reclassification adjustment transferred to Net Income from cash flow hedges	1.6	1.6	0.8	(2.4)	1.6
Pension and other postretirement benefit costs	(3.9)	(3.9)	(3.9)	7.8	(3.9)
Total Comprehensive Income (Loss)	164.4	149.0	119.9	(355.0)	78.3
Comprehensive loss attributable to noncontrolling interests	—	—	(86.1)	—	(86.1)
Comprehensive income (loss) attributable to controlling interests	$164.4	$149.0	$206.0	$(355.0)	$164.4

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2015
(Millions)

	Parent Guarantor		Subsidiary Issuer		Non-guarantor Subsidiaries		Eliminations		Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$12.6		$(67.1)		$340.0		$—		$285.5

INVESTING ACTIVITIES:
Capital expenditures	—		—		(136.3)		—		(136.3)
Proceeds from sale of operating assets	—		—		0.1		—		0.1
Advances to affiliates, net	(77.7)		(304.4)		(51.3)		433.4		—
Net cash (used in) provided by investing activities	(77.7)		(304.4)		(187.5)		433.4		(136.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—		247.1		—		—		247.1
Repayment of borrowings from long-term debt and term loan	—		—		(725.0)		—		(725.0)
Proceeds from borrowings on revolving credit agreement	—		—		835.0		—		835.0
Repayment of borrowings on revolving credit agreement, including financing fees	—		(3.6)		(555.0)		—		(558.6)
Principal payment of capital lease obligation	—		—		(0.2)		—		(0.2)
Advances from affiliates, net	0.1		129.0		304.4		(433.4)		0.1
Distributions paid	(50.4)		—		—		—		(50.4)
Proceeds from sale of common units	113.1		—		—		—		113.1
Capital contributions from general partner	2.3		—		—		—		2.3
Net cash provided by (used in) financing activities	65.1	—	372.5	—	(140.8)	—	(433.4)	—	(136.6)

Increase in cash and cash equivalents	—		1.0		11.7		—		12.7
Cash and cash equivalents at beginning of period	0.5		1.8		4.3		—		6.6
Cash and cash equivalents at end of period	$0.5		$2.8		$16.0		$—		$19.3

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$15.5	$(55.8)	$348.4	$—	$308.1

INVESTING ACTIVITIES:
Capital expenditures	—	—	(162.7)	—	(162.7)
Proceeds from sale of operating assets	—	—	2.9	—	2.9
Advances to affiliates, net	33.8	(16.6)	(98.8)	81.7	0.1
Investment in unconsolidated affiliates	—	—	(20.3)	—	(20.3)
Distributions from unconsolidated affiliates	—	—	10.7	—	10.7
Net cash provided by (used in) investing activities	33.8	(16.6)	(268.2)	81.7	(169.3)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	220.0	—	220.0
Repayment of borrowings on revolving credit agreement	—	—	(295.0)	—	(295.0)
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	0.1	65.1	16.6	(81.7)	0.1
Distributions paid	(49.6)	—	—	—	(49.6)
Capital contributions from noncontrolling interests	—	—	7.8	—	7.8
Distributions paid to noncontrolling interests	—	—	(7.1)	—	(7.1)
Net cash (used in) provided by financing activities	(49.5)	65.1	(57.9)	(81.7)	(124.0)

(Decrease) increase in cash and cash equivalents	(0.2)	(7.3)	22.3	—	14.8
Cash and cash equivalents at beginning of period	0.2	9.2	19.1	—	28.5
Cash and cash equivalents at end of period	$—	$1.9	$41.4	$—	$43.3

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

Overview

Our transportation services consist of firm natural gas transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at receipt and delivery points along our pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible natural gas transportation, whereby the customer pays to transport gas only when capacity is available and used. We offer firm natural gas storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (PAL) services where the customer receives and pays for capacity only when it is available and used. We also transport and store natural gas liquids (NGLs). Our NGLs contracts are generally fee-based and are dependent on actual volumes transported or stored, although in some cases minimum volume requirements apply. Our NGLs storage rates are market-based and contracts are typically fixed-price arrangements with escalation clauses. We are not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on our systems. Our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations, which is included in Fuel and transportation expenses on our Condensed Consolidated Statements of Income.

Market Conditions and Contract Renewals

Transportation rates we are able to charge customers are heavily influenced by longer-term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (LNG) export facilities. Changes in certain longer-term trends, such as the development of gas production from the Marcellus and Utica production areas located in the Northeastern United States and changes to related pipeline infrastructure, have caused basis differentials corresponding to traditional flow patterns on our natural gas pipeline systems (generally south to north and west to east) to narrow significantly, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our transportation services. These conditions have had and we expect will continue to have a material adverse effect on our revenues, earnings before interest, taxes, depreciation and amortization and distributable cash flows. Demand to transport gas from north to south has increased, driven primarily by increases in gas production from the Marcellus and Utica production areas and growing demand for natural gas in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This new flow pattern is resulting in growth opportunities for us that require significant capital expenditures, among other things, to make parts of our system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to us by customers that have not renewed expiring contracts.

A substantial portion of our transportation capacity is contracted for under firm transportation agreements. However, each year a portion of our firm transportation agreements expire and need to be renewed or replaced. We have generally seen renewals of expiring transportation contracts at lower rates and for shorter terms than in the past which has materially adversely impacted our transportation revenues. Capacity not renewed and available for sale on a short-term basis has been and continues to be sold under short-term firm or interruptible contracts at rates reflective of basis spreads which generally have been lower than historical rates, or in some cases not sold at all. Rates for short-term and interruptible transportation services are influenced by the factors discussed above but can be more heavily affected by shorter-term conditions such as current and forecasted weather. For example, the unusually cold winter weather in the first half 2014 favorably impacted our short-term firm and interruptible transportation services. The weather in the first half 2015 was comparably warmer and the demand for our short-term firm and interruptible transportation services was not as strong.

The value of our storage services and PAL services (parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. We have seen the value of our storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads which in turn has reduced the rates we can charge and the capacity we can sell under our storage and PAL services. Our storage and parking services have greater value when the natural gas futures market is in contango (a positive time period price spread, meaning that current price quotes for delivery of natural gas further in the future are higher than in the nearer term), while our lending service has greater value when the futures market is backwardated (a negative time period price spread, meaning that current price quotes for delivery of natural gas in the nearer term are higher than further in the future).

During the first half 2014, the futures market was significantly backwardated, partly reflecting the harsh weather conditions in late 2013 and early 2014, and we earned revenues from lending gas to customers under our PAL services. Since then, the futures market has reverted to a contango market, although time period price spreads remain relatively narrow. Storage market fundamentals can be volatile in a relative short period of time. Based on the current narrowing of time period price spreads and fewer market participants due to a decrease in the number of marketers taking storage positions, we are continuing to experience weakened demand for our storage and PAL services.

Evangeline Pipeline System

In October 2014, we acquired Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (Evangeline). Shortly after the acquisition, a leak was discovered on the pipeline and the Pipeline and Hazardous Materials Safety Administration issued a Corrective Action Order. The pipeline was out of service for the majority of the first half 2015, while we completed remediation activities, and was returned to service in June 2015. The total capital cost of the remediation is expected to be approximately $25.5 million.

Gulf South Pipeline Company, LP (Gulf South) Rate Case

In October 2014, our Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund. We recognized in earnings the incremental revenues from the rate case, net of a liability for potential refund. In the second quarter 2015, we recognized $5.7 million of additional operating revenues as a result of the rate case. Settlement discussions are ongoing with FERC and Gulf South’s customers; however, the ultimate outcome and impact of the rate case on our earnings and cash flows for 2015 and beyond cannot be predicted at this time.

Growth Projects

In response to changes in the natural gas industry, we are currently engaged in the following growth projects, having an aggregate estimated cost of approximately $1.6 billion. These projects have lengthy planning and construction periods and, as a result, will not contribute to our earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction, and these projects are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we cannot predict at this time.

A summary of the estimated total costs of our more significant growth projects and inception to date spending as of June 30, 2015, is as follows (in millions):

	Estimated Total Cost (1)	Cash Invested Through June 30, 2015
Ohio to Louisiana Access	$115.0	$23.7
Southern Indiana Lateral	75.0	4.0
Western Kentucky Market Lateral	80.0	2.9
Power Plant in South Texas	80.0	7.7
Sulphur Storage and Pipeline Expansion	145.0	8.6
Northern Supply Access	310.0	5.1
Coastal Bend Header	720.0	8.4
Brine Development Project	45.0	0.8

(1)
Our cost estimates are based on internally developed financial models and time-lines. Factors in the estimates include, but are not limited to, those related to pipe costs based on mileage, size and type of pipe, materials and construction and engineering costs.

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

Southern Indiana Lateral Project: Our Southern Indiana Lateral project consists of the construction of approximately 30 miles of 10-inch pipeline originating from our pipeline in Mt. Vernon, Indiana to Henderson County, Kentucky. The project will add approximately 0.1 billion cubic feet (Bcf) per day of peak-day transmission capacity to our Texas Gas system and is supported by firm transportation contracts with a weighted-average life of approximately 19 years. This project, which is subject to FERC approval, is expected to be placed into service in the second half 2016.

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

Sulphur Storage and Pipeline Expansion Project: We executed a long-term agreement to provide liquids transportation and storage services to support the development of a new ethane cracker plant in the Lake Charles, Louisiana area. The project will involve significant storage and infrastructure development to serve petrochemical customers near our Sulphur Hub. The project has an anticipated in-service date in the second half 2017.

Northern Supply Access Project: Our Northern Supply Access project will increase the peak-day transmission capacity on our Texas Gas system by the addition of compression facilities and other system modifications to make this portion of the system bi-directional. In 2015, we executed an additional precedent agreement for 0.1 Bcf per day of peak-day transmission capacity, which added an additional $60.0 million to the expected total cost of the project. Including the newest precedent agreement, this project is supported by precedent agreements for 0.4 Bcf per day of peak-day transmission capacity with a weighted-average contract life of approximately 16 years. This project, which is subject to FERC approval, is expected to be placed into service in 2017.

Coastal Bend Header Project: We executed precedent agreements with foundation shippers to transport natural gas to serve a planned LNG liquefaction terminal in Freeport, Texas. As part of the project, we will construct an approximately 65-mile pipeline supply header with an approximate 1.4 Bcf per day of capacity to serve the terminal. Additionally, we will expand and modify our existing Gulf South pipeline facilities that will provide access to additional supply sources through various interconnects in South Texas and in the Louisiana area. This project, which is subject to FERC approval, is expected to be placed into service in 2018.

Brine Development Project: We executed agreements with a petrochemical customer in Louisiana to provide brine supply services subject to certain minimum take requirements. The first portion of the project, expected to be placed into service in the first half 2016, consists of constructing a pipeline to the customer’s facilities to supply brine over a three-year period. The second portion, expected to be placed into service in mid-2018, consists of providing brine supply services over a 15-year period through wells and associated facilities to be developed.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Our net income attributable to controlling interests for the three months ended June 30, 2015, decreased $17.0 million, or 30%, to $40.4 million compared to $57.4 million for the three months ended June 30, 2014, due to the items discussed below.

Operating revenues for the three months ended June 30, 2015, increased $5.2 million, or 2%, to $298.6 million, compared to $293.4 million for the three months ended June 30, 2014. Our transportation revenues increased as a result of the receipt of $6.3 million of proceeds related to a business interruption claim related to Boardwalk Louisiana Midstream, LLC (Louisiana Midstream) and $5.7 million of additional revenues from the Gulf South rate case, but were partly offset by lower storage and PAL revenues due to market conditions. Fuel revenues decreased by $12.3 million due to lower natural gas prices, which were mostly offset in fuel and transportation expenses.

Operating costs and expenses for the three months ended June 30, 2015, increased $15.8 million, or 8%, to $212.7 million, compared to $196.9 million for the three months ended June 30, 2014. The increase in operating expenses was driven by an increase of $11.4 million in depreciation expense from an increase in our asset base and a change in the estimated lives of certain older, low-pressure assets and an increase in maintenance expenses of $10.7 million. These increases to operating expenses were partially offset by the reduction in fuel and transportation expense mentioned above.

Total other deductions for the three months ended June 30, 2015, increased by $4.9 million, or 12%, to $45.4 million compared to $40.5 million for the 2014 period. The increase was driven by an increase in interest expense due to higher average debt balances as compared to the 2014 period, lower capitalized interest related to capital projects and the expensing of previously deferred costs related to the refinancing of our revolving credit facility.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Our net income attributable to controlling interests for the six months ended June 30, 2015, decreased $49.5 million, or 30%, to $118.1 million compared to $167.6 million for the six months ended June 30, 2014. Our net income decreased primarily due to the items discussed below.

Operating revenues for the six months ended June 30, 2015, decreased $22.0 million, or 3%, to $628.3 million, compared to $650.3 million for the six months ended June 30, 2014 as a result of the comparably warm weather in the early part of the 2015 period and unfavorable market conditions. Storage and PAL revenues were lower by $23.5 million primarily as a result of the effects of unfavorable market conditions on time period price spreads. Additionally, fuel and other revenues decreased by $23.7 million primarily due to lower natural gas prices, which were offset in fuel and transportation expenses. The decreases were partly offset by $19.0 million of higher transportation revenues primarily resulting from growth projects recently placed into service, the receipt of $6.3 million of proceeds related to a business interruption claim related to Louisiana Midstream and $5.7 million of additional revenues resulting from the Gulf South rate case, partly offset by the comparably warm weather discussed above.

Operating costs and expenses for the six months ended June 30, 2015, increased $18.4 million, or 5%, to $419.6 million, compared to $401.2 million for the six months ended June 30, 2014. The increase in operating expenses was driven by an increase of $23.8 million in depreciation expense from an increase in our asset base and a change in the estimated lives of certain older, low-pressure assets, an increase in maintenance expenses of $10.4 million and an increase in administrative and general expenses of $5.1 million primarily due to employee-related costs. These increases to operating expenses were partially offset by a $21.0 million reduction in fuel and transportation expense mentioned above. The 2014 period was unfavorably impacted by a $7.1 million impairment charge related to the terminated Bluegrass project.

Total other deductions for the six months ended June 30, 2015 decreased by $77.0 million, or 46%, to $90.3 million compared to $167.3 million for the 2014 period. The decrease was driven by prior year equity losses in unconsolidated affiliates of $86.1 million resulting from previously capitalized costs associated with the terminated Bluegrass project that were expensed in the first quarter 2014, most of which were offset by noncontrolling interests related to that project. The decrease in total other deductions was slightly offset by an increase in interest expense due to higher average debt balances as compared to the 2014 period, lower capitalized interest related to capital projects and the expensing of previously deferred costs related to the refinancing of our revolving credit facility.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units and our Subordinated Loan Agreement with Boardwalk Pipelines Holding Corp. (Subordinated Loan).

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

We financed our growth capital expenditures for the first half of 2015 through cash generated from operations, borrowings under our revolving credit facility and sales of our common units. We expect to finance the remainder of our 2015 growth capital expenditures with cash generated from operations, borrowings under our revolving credit facility and borrowings under our Subordinated Loan. Based on our current 2015 forecast of capital expenditures and leverage, we do not anticipate the need to raise additional equity for the remainder of the year.

In the second quarter 2015, we entered into a Third Amended and Restated Revolving Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement increased the borrowing capacity of the revolving credit facility to $1.5 billion and extended the maturity date to May 26, 2020, among other things. For a summary of our financing activities for the second quarter 2015, refer to Item 1, Note 7.

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2015 and 2014 were $55.4 million and $39.0 million. Growth capital expenditures were $80.9 million and $123.7 million for the six months ended June 30, 2015 and 2014. We expect total capital expenditures to be approximately $570.0 million in 2015, including approximately $120.0 million for maintenance capital. As discussed in our 2014 Annual Report on Form 10-K, approximately $50.0 million of our 2015 expected capital expenditures are associated with pipeline integrity upgrades which contain elements of both growth and maintenance capital. For the six months ended June 30, 2015, we've spent approximately $22.7 million on pipeline integrity upgrades, of which $19.9 million was reflected as maintenance capital and $2.8 million was reflected as growth capital.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm-commitments as of June 30, 2015, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,500.0	$—	$1,010.0	$350.0	$2,140.0
Interest on long-term debt (2)	874.8	157.1	267.5	188.0	262.2
Capital commitments (3)	155.1	155.1	—	—	—
Total	$4,529.9	$312.2	$1,277.5	$538.0	$2,402.2

(1)
Includes our senior unsecured notes, having maturity dates from 2016 to 2027, and $400.0 million of loans outstanding under our revolving credit facility, having a maturity date of May 26, 2020. Refer to Item 1, Note 7 for further information.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.44% weighted-average interest rate and an unused commitment fee of 0.21% as of June 30, 2015, $8.0 million, $16.1 and $15.4 million would be due in less than one year, 1-3 years and 4-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at June 30, 2015.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. Through the date of this filing, we have not contributed to the Texas Gas pension plan but expect to fund $3.0 million during 2015.

Distributions

For the six months ended June 30, 2015 and 2014, we paid distributions of $50.4 million and $49.6 million to our partners. Note 6 in Part I, Item I of this report contains further discussion regarding our distributions.

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

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $22.6 million to $285.5 million for the six months ended June 30, 2015, compared to $308.1 million for the comparable 2014 period primarily due to the change in net income, excluding the effects of depreciation and amortization, asset impairment, equity losses in unconsolidated affiliates and the net gain on sale of operating assets.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $33.1 million to $136.2 million for the six months ended June 30, 2015, compared to $169.3 million for the comparable 2014 period. The decrease was primarily driven by a decrease in capital expenditures of $26.4 million and a decrease in our net investment in the terminated Bluegrass project of $9.6 million.

Changes in cash flow from financing activities

Net cash used in financing activities increased $12.6 million to $136.6 million for the six months ended June 30, 2015, compared to $124.0 million for the comparable 2014 period. The increase in cash used in financing activities resulted primarily from an increase in net repayments of borrowings of $126.5 million, mostly offset by proceeds received from the sale of common units of $115.4 million, including related general partner contributions.

Off-Balance Sheet Arrangements

At June 30, 2015, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2015, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2014 Annual Report on Form 10-K. However, on May 1, 2015, Gulf South moved its filed tariff rates into effect related to its rate case filed with the FERC pursuant to Section 4 of NGA (Docket No. RP15-65). The resulting increased revenues are subject to potential refund, therefore, we recognized a liability for a portion of the incremental amount collected based on an assessment of the rate case proceedings, discussions with customers and FERC, advice of counsel and other factors. Settlement discussions are ongoing with FERC and Gulf South's customers. The actual amount of any potential refund will be determined when the rate case is ultimately settled and approved by FERC.

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

•	the impact on our system throughput and revenues from changes in the supply of and demand for natural gas, including as a result of commodity price changes;

•	operational hazards, litigation and unforeseen interruptions for which we may not have adequate or appropriate insurance coverage;

•	the future cost of insuring our assets;

•	our ability to access new sources of natural gas and the impact on us of any future decreases in supplies of natural gas in our supply areas; and

•	the additional risks and uncertainties as described in Part I, Item 1A, Risk Factors of our 2014 Annual Report on Form 10-K and as described below in Part II, Item 1A, Risk Factors.
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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part 1, Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our 2014 Annual Report on Form 10-K except as noted below.

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

On May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations (the Proposed Regulations) regarding qualifying income under Section 7704(d)(1)(E) of the IRC. The Proposed Regulations provide industry-specific rules regarding the qualifying income exception, including whether an activity constitutes the processing or refining of a natural resource. The Proposed Regulations also provide that a partnership may treat income from an activity as qualifying income during a ten year transition period if the partnership received a private letter ruling from the IRS holding that the income from that activity is qualifying income. The U.S. Treasury Department and the IRS have requested comments from industry participants regarding the standards set forth in the Proposed Regulations.

In 2013, we obtained a favorable private letter ruling from the IRS to the effect that income from refining and processing natural gas liquids into olefins and from the transportation, storage and marketing of such olefins constitutes “qualifying income” within the meaning of Section 7704 of the IRC, and we would expect to rely upon this private letter ruling for purposes of the ten year transition rule contained in the Proposed Regulations.
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

10.2
Third Amended and Restated Revolving Credit Agreement, dated as of May 26, 2015, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, and Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets, Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 3, 2015	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer