Form 10-Q
period 2015-09-30
Boardwalk Pipeline Partners, LP
filed 2015-11-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

As of November 3, 2015, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2015

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$5.4	$6.6
Receivables:
Trade	91.0	102.6
Other	12.7	8.3
Gas transportation receivables	2.8	9.1
Gas and liquids stored underground	10.1	4.1
Prepayments	19.1	14.5
Other current assets	4.1	4.4
Total current assets	145.2	149.6

Property, Plant and Equipment:
Natural gas transmission and other plant	9,405.8	9,250.1
Construction work in progress	189.6	105.5
Property, plant and equipment, gross	9,595.4	9,355.6
Less—accumulated depreciation and amortization	1,998.7	1,766.4
Property, plant and equipment, net	7,596.7	7,589.2

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	101.4	86.4
Other	149.2	144.2
Total other assets	488.0	468.0

Total Assets	$8,229.9	$8,206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2015	December 31, 2014
Current Liabilities:
Payables:
Trade, net	$67.1	$51.7
Affiliates	1.4	1.5
Other	19.4	10.4
Gas payables	7.6	8.5
Accrued taxes, other	68.0	47.1
Accrued interest	33.3	47.4
Accrued payroll and employee benefits	24.1	26.3
Deferred income	4.5	1.9
Other current liabilities	49.6	25.4
Total current liabilities	275.0	220.2

Long-term debt and capital lease obligation	3,459.2	3,689.7

Other Liabilities and Deferred Credits:
Pension liability	15.9	19.2
Asset retirement obligation	40.9	39.9
Provision for other asset retirement	63.2	60.5
Payable to affiliate	16.0	16.0
Other	64.1	59.0
Total other liabilities and deferred credits	200.1	194.6

Commitments and Contingencies

Partners’ Capital:
Common units – 250.3 million units and 243.3 million units issued and outstanding as of September 30, 2015, and December 31, 2014	4,287.0	4,095.1
General partner	83.9	80.0
Accumulated other comprehensive loss	(75.3)	(72.8)
Total partners’ capital	4,295.6	4,102.3
Total Liabilities and Partners' Capital	$8,229.9	$8,206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Transportation	$255.6	$238.9	$802.1	$788.9
Parking and lending	2.3	3.0	7.9	21.4
Storage	20.4	19.2	60.6	70.1
Other	15.8	17.8	51.8	48.8
Total operating revenues	294.1	278.9	922.4	929.2

Operating Costs and Expenses:
Fuel and transportation	23.9	31.9	74.5	94.8
Operation and maintenance	55.2	50.3	152.2	136.9
Administrative and general	31.7	31.8	94.1	89.1
Depreciation and amortization	79.8	72.2	242.4	211.0
Asset impairment	—	—	0.1	8.6
Net (gain) loss on disposal of operating assets	(0.1)	0.1	(0.2)	(1.1)
Taxes other than income taxes	22.9	24.1	69.9	72.3
Total operating costs and expenses	213.4	210.4	633.0	611.6

Operating income	80.7	68.5	289.4	317.6

Other Deductions (Income):
Interest expense	43.1	40.0	134.2	121.1
Interest income	(0.1)	(0.1)	(0.3)	(0.4)
Equity losses in unconsolidated affiliates	—	0.3	—	86.9
Miscellaneous other income, net	(0.7)	(0.2)	(1.3)	(0.3)
Total other deductions	42.3	40.0	132.6	207.3

Income before income taxes	38.4	28.5	156.8	110.3

Income taxes	0.1	0.1	0.4	0.4

Net income	38.3	28.4	156.4	109.9
Net loss attributable to noncontrolling interests	—	(0.8)	—	(86.9)
Net income attributable to controlling interests	$38.3	$29.2	$156.4	$196.8

Net Income per Unit:
Net income per common unit	$0.15	$0.12	$0.62	$0.79
Weighted-average number of common units outstanding	250.3	243.3	248.3	243.3
Cash distribution declared and paid to common units	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$38.3	$28.4	$156.4	$109.9
Other comprehensive income (loss):
Gain (loss) on cash flow hedges	—	0.2	—	(0.7)
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.5	1.8	2.1
Pension and other postretirement benefit costs	—	(2.0)	(4.3)	(5.9)
Total Comprehensive Income	38.9	27.1	153.9	105.4
Comprehensive loss attributable to noncontrolling interests	—	(0.8)	—	(86.9)
Comprehensive income attributable to controlling interests	$38.9	$27.9	$153.9	$192.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2015	2014
Net income	$156.4	$109.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	242.4	211.0
Amortization of deferred costs	6.3	4.3
Asset impairment	0.1	8.6
Net gain on sale of operating assets	(0.2)	(1.1)
Equity losses in unconsolidated affiliates	—	86.9
Changes in operating assets and liabilities:
Trade and other receivables	7.2	24.7
Other receivables, affiliates	—	0.9
Gas receivables and storage assets	(14.6)	(18.4)
Costs recoverable from customers	0.2	1.7
Other assets	(1.7)	(3.6)
Trade and other payables	8.1	0.6
Other payables, affiliates	(0.7)	(0.5)
Gas payables	(0.7)	(6.6)
Accrued liabilities	5.8	5.9
Other liabilities	21.6	(11.8)
Net cash provided by operating activities	430.2	412.5

INVESTING ACTIVITIES:
Capital expenditures	(241.1)	(315.9)
Proceeds from sale of operating assets	0.3	2.9
Proceeds from other recoveries	6.2	6.3
Advances to affiliates	—	0.1
Investment in unconsolidated affiliates	—	(20.5)
Distributions from unconsolidated affiliates	—	10.7
Acquisition-related deposit	—	(29.5)
Net cash used in investing activities	(234.6)	(345.9)

FINANCING ACTIVITIES:
Proceeds from long-term debt	247.1	—
Repayment of borrowings from long-term debt and term loan	(725.0)	(25.0)
Proceeds from borrowings on revolving credit agreement	980.0	340.0
Repayment of borrowings on revolving credit agreement, including financing fees	(738.6)	(330.0)
Principal payment of capital lease obligation	(0.3)	(0.3)
Advances from affiliate	0.6	0.1
Distributions paid	(76.0)	(74.4)
Proceeds from sale of common units	113.1	—
Capital contributions from general partner	2.3	—
Capital contributions from noncontrolling interests	—	8.2
Distributions paid to noncontrolling interests	—	(7.5)
Net cash used in financing activities	(196.8)	(88.9)
Decrease in cash and cash equivalents	(1.2)	(22.3)
Cash and cash equivalents at beginning of period	6.6	28.5
Cash and cash equivalents at end of period	$5.4	$6.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	General Partner	Accumulated Other Comp Loss	Non-controlling Interest	Total Equity
Balance January 1, 2014	$3,963.4	$77.3	$(63.8)	$86.5	$4,063.4
Add (deduct):
Net income (loss)	192.9	3.9	—	(86.9)	109.9
Distributions paid	(72.9)	(1.5)	—	—	(74.4)
Capital contributions from noncontrolling interests	—	—	—	8.2	8.2
Distributions paid to noncontrolling interests	—	—	—	(7.5)	(7.5)
Other comprehensive loss	—	—	(4.5)	—	(4.5)
Balance September 30, 2014	$4,083.4	$79.7	$(68.3)	$0.3	$4,095.1

Balance January 1, 2015	$4,095.1	$80.0	$(72.8)	$—	$4,102.3
Add (deduct):
Net income	153.3	3.1	—	—	156.4
Distributions paid	(74.5)	(1.5)	—	—	(76.0)
Sale of common units net of related transaction costs	113.1	—	—	—	113.1
Capital contribution from general partner	—	2.3	—	—	2.3
Other comprehensive loss	—	—	(2.5)	—	(2.5)
Balance September 30, 2015	$4,287.0	$83.9	$(75.3)	$—	$4,295.6

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

As of November 3, 2015, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of November 3, 2015, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2015, and December 31, 2014, and the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and changes in cash flows and changes in equity for the nine months ended September 30, 2015 and 2014. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in such 2014 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

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

Subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services. As of September 30, 2015, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 5.9 trillion British thermal units (TBtu). Assuming an average market price during September 2015 of $2.53 per million British thermal unit, the market value of that gas was approximately $14.9 million. As of September 30, 2015, the amount of NGLs owed to the operating subsidiaries due to imbalances was 0.1 million barrels (MMBbls), which had a market value of approximately $2.0 million. As of December 31, 2014, the amount of gas owed to the subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and no-notice services was approximately 10.0 TBtu. As of December 31, 2014, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 MMBbls. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

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

OCI

The Partnership had no outstanding derivatives at September 30, 2015, and December 31, 2014, but had $9.0 million and $10.8 million of Accumulated other comprehensive loss (AOCI) related to cash flow hedges as of September 30, 2015, and December 31, 2014, which relate to previously settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of September 30, 2015, are expected to be reclassified into earnings within the next twelve months. The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended September 30, 2015 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, July 1, 2015	$(9.6)	$(66.3)	$(75.9)
Reclassifications:
Interest expense	0.6	—	0.6

Ending balance, September 30, 2015	$(9.0)	$(66.3)	$(75.3)

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

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the nine months ended September 30, 2015 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2015	$(10.8)	$(62.0)	$(72.8)
Reclassifications:
Interest expense	1.8	—	1.8
Pension and other postretirement benefit costs	—	(4.3)	(4.3)

Ending balance, September 30, 2015	$(9.0)	$(66.3)	$(75.3)

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at September 30, 2015, and December 31, 2014. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2015, and December 31, 2014. The carrying amount of the Partnership's variable-rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which are not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, were as follows (in millions):

As of September 30, 2015			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5.4		$5.4	$—	$—	$5.4

Financial Liabilities
Long-term debt	$3,449.9	(1)	$—	$3,425.3	$—	$3,425.3
(1) The carrying amount of long-term debt excludes a $9.3 million capital lease obligation.

As of December 31, 2014			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.6		$6.6	$—	$—	$6.6

Financial Liabilities
Long-term debt	$3,680.1	(1)	$—	$3,787.4	$—	$3,787.4
(1) The carrying amount of long-term debt excludes a $9.6 million capital lease obligation.

Note 4: Property, Plant and Equipment

Asset Impairment Charges

The Partnership recognized asset impairment charges of $8.6 million for the nine months ended September 30, 2014, related to an increase in the estimate of asset retirement obligations related to retired assets and the terminated Bluegrass Project.

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

In February 2015, Gulf South, along with other energy companies, was named as a defendant in a petition for damages and injunctive relief filed by Joseph Bernstein (Case No. 744-226) and the Defelice Land Company, L.L.C. (Case No. 61-926).  These cases are similar in nature to the Flood Protection Authority case discussed above. Both cases were originally filed in Louisiana state court and were moved to federal court.  In the second quarter 2015, the cases were remanded to Louisiana state court.

Regulatory Matters

In October 2014, Gulf South filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its maximum tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund.

In September 2015, an uncontested settlement was reached with Gulf South’s customers and filed with the FERC. The settlement provides for, among other things, (a) a system-wide rate design across the majority of the pipeline system; (b) a fuel tracker for determining future fuel rates; (c) a moratorium which prevents Gulf South or its customers from modifying the settlement rates until May 1, 2023, with certain exceptions; and (d) an extension of all no-notice service contracts to the end of the moratorium period at maximum rates, subject to each customer’s right to reduce capacity under those agreements from current levels by up to 6% on April 1, 2016 and by up to another 6% of their remaining contract capacity by April 1, 2020.

The settled rates were moved into effect on an interim basis on November 1, 2015, pending FERC approval of the settlement, which the Partnership expects to become final and effective in the second quarter 2016. Any required refunds would be paid to customers within 60 days of final FERC approval. For the three and nine months ended September 30, 2015, the Partnership recognized $5.7 million and $11.4 million of additional operating revenues as a result of the rate case.

Insurance Proceeds

For the three and nine months ended September 30, 2015, the Partnership received $2.5 million and $8.8 million in insurance proceeds from a business interruption claim related to Boardwalk Louisiana Midstream, LLC, which was recorded in Transportation revenues. The Partnership received $1.2 million related to this claim in August 2014. No additional amounts are expected to be received.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of September 30, 2015, and December 31, 2014, the Partnership had an accrued liability of approximately $5.0 million and $6.1 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next seven years. As of September 30, 2015, and December 31, 2014, $1.6 million and $1.5 million were recorded in Other current liabilities and $3.4 million and $4.6 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2015, were approximately $191.4 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 5 to the Partnership’s 2014 Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

In the third quarters 2015 and 2014, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In October 2015, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended September 30, 2015, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$38.3
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net income	12.8	12.5	0.3
Assumed allocation of net income attributable to limited partner unitholders and general partner	$38.3	$37.5	$0.8
Weighted-average units outstanding		250.3
Net income per unit		$0.15

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the nine months ended September 30, 2015, (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$156.4
Declared distribution	76.6	$75.1	$1.5
Assumed allocation of undistributed net income	79.8	78.2	1.6
Assumed allocation of net income attributable to limited partner unitholders and general partner	$156.4	$153.3	$3.1
Weighted-average units outstanding		248.3
Net income per unit		$0.62

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

Note 7:  Financing

Notes and Debentures

As of September 30, 2015, and December 31, 2014, the Partnership had notes and debentures outstanding of $3.1 billion and $3.4 billion with a weighted-average interest rate of 5.32% and 5.31%.

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

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All debt obligations are unsecured. At September 30, 2015, the Partnership and its subsidiaries were in compliance with their debt covenants.

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

The credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following the quarter of an acquisition. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of September 30, 2015.

Outstanding borrowings under the Partnership’s revolving credit facility as of September 30, 2015, and December 31, 2014, were $365.0 million and $120.0 million, with a weighted-average borrowing rate of 1.44% and 1.54%. As of November 2, 2015, the Partnership had $350.0 million outstanding borrowings under its credit facility, resulting in an available borrowing capacity of $1.2 billion.

Term Loan

The Partnership had a variable-rate term loan due October 1, 2017 (Term Loan). At December 31, 2014, outstanding borrowings under the Term Loan were $200.0 million, with a weighted-average borrowing interest rate of 1.91%. The Partnership repaid all outstanding borrowings and terminated all related commitments in 2015.

Subordinated Debt Agreement with Affiliate

In 2014, the Partnership entered into a Subordinated Loan Agreement with BPHC under which the Partnership could borrow up to $300.0 million (Subordinated Loan) through December 31, 2015. In October 2015, the borrowing period was extended to December 31, 2016. The Subordinated Loan bears interest at increasing rates, ranging from 5.75% to 9.75%, payable semi-annually in June and December, and matures in July 2024. The Subordinated Loan must be prepaid with the net cash proceeds from the issuance of additional equity securities by the Partnership or the incurrence of certain indebtedness by the Partnership or its subsidiaries, although BPHC may waive such prepayment. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wells Fargo, N.A., as representative of the lenders under the revolving credit facility. Through the filing date of this Quarterly Report on Form 10-Q, the Partnership has not borrowed any amounts under the Subordinated Loan.

Issuance of Common Units

The Partnership has an effective registration statement on file with the SEC for the issuance of up to $500.0 million of the Partnership's common units. Under the registration statement, pursuant to an equity distribution agreement between the Partnership and certain broker-dealers, the Partnership may sell its common units from time to time through the broker-dealers as the Partnership’s sales agents. Sales of common units can be made by means of ordinary brokers’ transactions on the NYSE or as otherwise agreed by the Partnership and one or more of the broker-dealers. For the nine months ended September 30, 2015, the Partnership sold 7.0 million common units under its equity distribution agreement and received net proceeds of $115.4 million, including a $2.3 million contribution received from its general partner to maintain its 2% general partner interest. All of the common units were sold in the first half of 2015.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2015 and 2014 were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$0.9	$0.9	$0.1	$0.1
Interest cost	1.3	1.4	0.5	0.5
Expected return on plan assets	(2.2)	(2.4)	(1.1)	(1.1)
Amortization of prior service credit	—	—	(1.9)	(1.9)
Amortization of unrecognized net loss	0.7	0.4	—	0.1
Settlement charge	1.7	—	—	—
Regulatory asset (increase) decrease	(1.0)	0.4	—	—
Net periodic benefit cost	$1.4	$0.7	$(2.4)	$(2.3)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$2.9	$2.9	$0.3	$0.3
Interest cost	3.7	4.2	1.5	1.6
Expected return on plan assets	(6.8)	(7.1)	(3.4)	(3.2)
Amortization of prior service credit	—	—	(5.7)	(5.8)
Amortization of unrecognized net loss	1.5	1.0	—	0.2
Settlement charge	1.7	—	—	—
Regulatory asset decrease	—	1.3	—	—
Net periodic benefit cost	$3.0	$2.3	$(7.3)	$(6.9)

The Partnership contributed $3.0 million to the Pension Plan in 2015.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.5 million and $2.2 million for the three months ended September 30, 2015 and 2014, and $7.1 million and $6.6 million for the nine months ended September 30, 2015 and 2014.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $2.2 million for each of the three months ended September 30, 2015 and 2014, and $6.6 million for each of the nine months ended September 30, 2015 and 2014.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.1 million and $13.0 million for the three months ended September 30, 2015 and 2014, and $39.2 million and $39.0 million for the nine months ended September 30, 2015 and 2014.

In 2013, the Partnership entered into agreements with BPHC to form two entities for the purpose of investing in the terminated Bluegrass Project. Through September 30, 2014, the Partnership contributed $12.7 million and BPHC contributed $97.8 million of cash and other assets to these entities and the Partnership and BPHC received a $1.9 million and $7.1 million distribution from these entities.

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

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2015	2014
Cash paid during the period for:
Interest (net of amount capitalized)	$137.5	$127.6

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (subsidiary issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (parent guarantor). The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at September 30, 2015. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of September 30, 2015
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$1.6	$3.8	$—	$5.4
Receivables	—	—	103.7	—	103.7
Receivables - affiliate	—	—	6.6	(6.6)	—
Gas and liquids stored underground	—	—	10.1	—	10.1
Prepayments	0.1	—	19.0	—	19.1
Advances to affiliates	—	25.0	173.1	(198.1)	—
Other current assets	0.2	—	11.2	(4.5)	6.9
Total current assets	0.3	26.6	327.5	(209.2)	145.2
Investment in consolidated subsidiaries	2,104.4	6,982.9	—	(9,087.3)	—
Property, plant and equipment, gross	0.6	—	9,594.8	—	9,595.4
Less–accumulated depreciation and amortization	0.6	—	1,998.1	—	1,998.7
Property, plant and equipment, net	—	—	7,596.7	—	7,596.7
Other noncurrent assets	—	5.2	482.8	—	488.0
Advances to affiliates – noncurrent	2,209.2	469.8	1,001.0	(3,680.0)	—
Total other assets	2,209.2	475.0	1,483.8	(3,680.0)	488.0

Total Assets	$4,313.9	$7,484.5	$9,408.0	$(12,976.5)	$8,229.9

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.9	$0.1	$85.5	$—	$86.5
Payable to affiliates	1.4	—	6.6	(6.6)	1.4
Advances from affiliates	—	173.1	25.0	(198.1)	—
Other current liabilities	—	23.0	168.6	(4.5)	187.1
Total current liabilities	2.3	196.2	285.7	(209.2)	275.0
Long-term debt and capital lease obligation	—	1,973.7	1,485.5	—	3,459.2
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,210.2	469.8	(3,680.0)	—
Other noncurrent liabilities	—	—	184.1	—	184.1
Total other liabilities and deferred credits	16.0	3,210.2	653.9	(3,680.0)	200.1
Total partners' capital	4,295.6	2,104.4	6,982.9	(9,087.3)	4,295.6
Total Liabilities and Partners' Capital	$4,313.9	$7,484.5	$9,408.0	$(12,976.5)	$8,229.9

Condensed Consolidating Balance Sheets as of December 31, 2014
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.5	$1.8	$4.3	$—	$6.6
Receivables	—	—	110.9	—	110.9
Receivables - affiliate	—	—	9.0	(9.0)	—
Gas and liquids stored underground	—	—	4.1	—	4.1
Prepayments	0.1	—	14.4	—	14.5
Advances to affiliates	—	6.3	106.2	(112.5)	—
Other current assets	0.5	—	19.2	(6.2)	13.5
Total current assets	1.1	8.1	268.1	(127.7)	149.6
Investment in consolidated subsidiaries	1,970.6	6,744.1	—	(8,714.7)	—
Property, plant and equipment, gross	0.6	—	9,355.0	—	9,355.6
Less–accumulated depreciation and amortization	0.6	—	1,765.8	—	1,766.4
Property, plant and equipment, net	—	—	7,589.2	—	7,589.2
Other noncurrent assets	—	3.4	465.2	(0.6)	468.0
Advances to affiliates – noncurrent	2,148.3	212.0	996.5	(3,356.8)	—
Total other assets	2,148.3	215.4	1,461.7	(3,357.4)	468.0

Total Assets	$4,120.0	$6,967.6	$9,319.0	$(12,199.8)	$8,206.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$0.1	$61.8	$—	$62.1
Payable to affiliates	1.5	—	9.0	(9.0)	1.5
Advances from affiliates	—	106.2	6.3	(112.5)	—
Other current liabilities	—	21.4	141.7	(6.5)	156.6
Total current liabilities	1.7	127.7	218.8	(128.0)	220.2
Long-term debt and capital lease obligation	—	1,724.5	1,965.2	—	3,689.7
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,144.8	212.0	(3,356.8)	—
Other noncurrent liabilities	—	—	178.9	(0.3)	178.6
Total other liabilities and deferred credits	16.0	3,144.8	390.9	(3,357.1)	194.6
Total partners' capital	4,102.3	1,970.6	6,744.1	(8,714.7)	4,102.3
Total Liabilities and Partners' Capital	$4,120.0	$6,967.6	$9,319.0	$(12,199.8)	$8,206.8

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$277.1	$(21.5)	$255.6
Parking and lending	—	—	2.3	—	2.3
Storage	—	—	20.4	—	20.4
Other	—	—	15.8	—	15.8
Total operating revenues	—	—	315.6	(21.5)	294.1

Operating Costs and Expenses:
Fuel and transportation	—	—	45.4	(21.5)	23.9
Operation and maintenance	—	—	55.2	—	55.2
Administrative and general	0.2	—	31.5	—	31.7
Other operating costs and expenses	—	—	102.6	—	102.6
Total operating costs and expenses	0.2	—	234.7	(21.5)	213.4
Operating (loss) income	(0.2)	—	80.9	—	80.7

Other Deductions (Income):
Interest expense	—	26.1	17.0	—	43.1
Interest (income) expense - affiliates, net	(7.3)	9.7	(2.4)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(31.2)	(67.0)	—	98.2	—
Miscellaneous other income, net	—	—	(0.7)	—	(0.7)
Total other (income) deductions	(38.5)	(31.2)	13.8	98.2	42.3

Income (loss) before income taxes	38.3	31.2	67.1	(98.2)	38.4
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$38.3	$31.2	$67.0	$(98.2)	$38.3

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$261.3	$(22.4)	$238.9
Parking and lending	—	—	3.0	—	3.0
Storage	—	—	19.6	(0.4)	19.2
Other	—	—	17.8	—	17.8
Total operating revenues	—	—	301.7	(22.8)	278.9

Operating Costs and Expenses:
Fuel and transportation	—	—	54.7	(22.8)	31.9
Operation and maintenance	—	—	50.3	—	50.3
Administrative and general	0.2	—	31.6	—	31.8
Other operating costs and expenses	0.2	—	96.2	—	96.4
Total operating costs and expenses	0.4	—	232.8	(22.8)	210.4
Operating (loss) income	(0.4)	—	68.9	—	68.5

Other Deductions (Income):
Interest expense	—	18.7	21.3	—	40.0
Interest (income) expense - affiliates, net	(7.8)	10.6	(2.8)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(21.8)	(51.1)	—	72.9	—
Equity losses in unconsolidated affiliates	—	—	0.3	—	0.3
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(29.6)	(21.8)	18.5	72.9	40.0

Income (loss) before income taxes	29.2	21.8	50.4	(72.9)	28.5
Income taxes	—	—	0.1	—	0.1
Net income (loss)	29.2	21.8	50.3	(72.9)	28.4
Net loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to controlling interests	$29.2	$21.8	$51.1	$(72.9)	$29.2

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$867.3	$(65.2)	$802.1
Parking and lending	—	—	8.1	(0.2)	7.9
Storage	—	—	60.6	—	60.6
Other	—	—	51.8	—	51.8
Total operating revenues	—	—	987.8	(65.4)	922.4

Operating Costs and Expenses:
Fuel and transportation	—	—	139.9	(65.4)	74.5
Operation and maintenance	—	—	152.2	—	152.2
Administrative and general	—	—	94.1	—	94.1
Other operating costs and expenses	0.2	—	312.0	—	312.2
Total operating costs and expenses	0.2	—	698.2	(65.4)	633.0
Operating (loss) income	(0.2)	—	289.6	—	289.4

Other Deductions (Income):
Interest expense	—	77.9	56.3	—	134.2
Interest (income) expense - affiliates, net	(21.2)	28.3	(7.1)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(135.4)	(241.6)	—	377.0	—
Miscellaneous other income, net	—	—	(1.3)	—	(1.3)
Total other (income) deductions	(156.6)	(135.4)	47.6	377.0	132.6

Income (loss) before income taxes	156.4	135.4	242.0	(377.0)	156.8
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$156.4	$135.4	$241.6	$(377.0)	$156.4

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$856.9	$(68.0)	$788.9
Parking and lending	—	—	21.4	—	21.4
Storage	—	—	70.6	(0.5)	70.1
Other	—	—	48.8	—	48.8
Total operating revenues	—	—	997.7	(68.5)	929.2

Operating Costs and Expenses:
Fuel and transportation	—	—	163.3	(68.5)	94.8
Operation and maintenance	—	—	136.9	—	136.9
Administrative and general	0.1	—	89.0	—	89.1
Other operating costs and expenses	0.3	—	290.5	—	290.8
Total operating costs and expenses	0.4	—	679.7	(68.5)	611.6
Operating (loss) income	(0.4)	—	318.0	—	317.6

Other Deductions (Income):
Interest expense	—	56.1	65.0	—	121.1
Interest (income) expense - affiliates, net	(23.2)	31.0	(7.8)	—	—
Interest income	—	—	(0.4)	—	(0.4)
Equity in earnings of subsidiaries	(174.0)	(261.1)	—	435.1	—
Equity losses in unconsolidated affiliates	—	—	86.9	—	86.9
Miscellaneous other income, net	—	—	(0.3)	—	(0.3)
Total other (income) deductions	(197.2)	(174.0)	143.4	435.1	207.3

Income (loss) before income taxes	196.8	174.0	174.6	(435.1)	110.3
Income taxes	—	—	0.4	—	0.4
Net income (loss)	196.8	174.0	174.2	(435.1)	109.9
Net loss attributable to noncontrolling interests	—	—	(86.9)	—	(86.9)
Net income (loss) attributable to controlling interests	$196.8	$174.0	$261.1	$(435.1)	$196.8

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$38.3	$31.2	$67.0	$(98.2)	$38.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net Income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	—	—	—	—	—
Total Comprehensive Income (Loss)	$38.9	$31.8	$67.2	$(99.0)	$38.9

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$29.2	$21.8	$50.3	$(72.9)	$28.4
Other comprehensive income (loss) :
Gain (loss) on cash flow hedges	0.2	0.2	0.2	(0.4)	0.2
Reclassification adjustment transferred to Net Income from cash flow hedges	0.5	0.5	0.1	(0.6)	0.5
Pension and other postretirement benefit costs	(2.0)	(2.0)	(2.0)	4.0	(2.0)
Total Comprehensive Income (Loss)	27.9	20.5	48.6	(69.9)	27.1
Comprehensive loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to controlling interests	$27.9	$20.5	$49.4	$(69.9)	$27.9

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$156.4	$135.4	$241.6	$(377.0)	$156.4
Other comprehensive income (loss):
Reclassification adjustment transferred to Net Income from cash flow hedges	1.8	1.8	0.6	(2.4)	1.8
Pension and other postretirement benefit costs	(4.3)	(4.3)	(4.3)	8.6	(4.3)
Total Comprehensive Income (Loss)	$153.9	$132.9	$237.9	$(370.8)	$153.9

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$196.8	$174.0	$174.2	$(435.1)	$109.9
Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(0.7)	(0.7)	(0.7)	1.4	(0.7)
Reclassification adjustment transferred to Net Income from cash flow hedges	2.1	2.1	0.8	(2.9)	2.1
Pension and other postretirement benefit costs	(5.9)	(5.9)	(5.9)	11.8	(5.9)
Total Comprehensive Income (Loss)	192.3	169.5	168.4	(424.8)	105.4
Comprehensive loss attributable to noncontrolling interests	—	—	(86.9)	—	(86.9)
Comprehensive income (loss) attributable to controlling interests	$192.3	$169.5	$255.3	$(424.8)	$192.3

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$20.4	$(99.5)	$509.3	$—	$430.2

INVESTING ACTIVITIES:
Capital expenditures	—	—	(241.1)	—	(241.1)
Proceeds from sale of operating assets	—	—	0.3	—	0.3
Proceeds from other recoveries	—	—	6.2	—	6.2
Advances to affiliates, net	(60.9)	(276.5)	(71.4)	408.8	—
Net cash (used in) provided by investing activities	(60.9)	(276.5)	(306.0)	408.8	(234.6)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	247.1	—	—	247.1
Repayment of borrowings from long-term debt and term loan	—	—	(725.0)	—	(725.0)
Proceeds from borrowings on revolving credit agreement	—	—	980.0	—	980.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(3.6)	(735.0)	—	(738.6)
Principal payment of capital lease obligation	—	—	(0.3)	—	(0.3)
Advances from affiliates, net	0.6	132.3	276.5	(408.8)	0.6
Distributions paid	(76.0)	—	—	—	(76.0)
Proceeds from sale of common units	113.1	—	—	—	113.1
Capital contributions from general partner	2.3	—	—	—	2.3
Net cash provided by (used in) financing activities	40.0	375.8	(203.8)	(408.8)	(196.8)

Decrease in cash and cash equivalents	(0.5)	(0.2)	(0.5)	—	(1.2)
Cash and cash equivalents at beginning of period	0.5	1.8	4.3	—	6.6
Cash and cash equivalents at end of period	$—	$1.6	$3.8	$—	$5.4

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2014
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$22.8	$(89.9)	$479.6	$—	$412.5

INVESTING ACTIVITIES:
Capital expenditures	—	—	(315.9)	—	(315.9)
Proceeds from sale of operating assets	—	—	2.9	—	2.9
Proceeds from other recoveries	—	—	6.3	—	6.3
Advances to affiliates, net	80.8	(34.9)	(197.0)	151.2	0.1
Investment in unconsolidated affiliates	—	—	(20.5)	—	(20.5)
Distributions from unconsolidated affiliates	—	—	10.7	—	10.7
Acquisition-related deposit	(29.5)	—	—	—	(29.5)
Net cash provided by (used in) investing activities	51.3	(34.9)	(513.5)	151.2	(345.9)

FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt and term loan	—	—	(25.0)	—	(25.0)
Proceeds from borrowings on revolving credit agreement	—	—	340.0	—	340.0
Repayment of borrowings on revolving credit agreement	—	—	(330.0)	—	(330.0)
Principal payment of capital lease obligation	—	—	(0.3)	—	(0.3)
Advances from affiliates, net	0.1	116.3	34.9	(151.2)	0.1
Distributions paid	(74.4)	—	—	—	(74.4)
Capital contributions from noncontrolling interests	—	—	8.2	—	8.2
Distributions paid to noncontrolling interests	—	—	(7.5)	—	(7.5)
Net cash (used in) provided by financing activities	(74.3)	116.3	20.3	(151.2)	(88.9)

Decrease in cash and cash equivalents	(0.2)	(8.5)	(13.6)	—	(22.3)
Cash and cash equivalents at beginning of period	0.2	9.2	19.1	—	28.5
Cash and cash equivalents at end of period	$—	$0.7	$5.5	$—	$6.2

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

Market Conditions and Contract Renewals

Transportation rates we are able to charge customers are heavily influenced by longer-term trends in, for example, the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas (LNG) export facilities. Changes in certain longer-term trends, such as the development of gas production from the Marcellus and Utica production areas located in the Northeastern United States and changes to related pipeline infrastructure, have caused basis differentials corresponding to traditional flow patterns on our natural gas pipeline systems (generally south to north and west to east) to narrow significantly, reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our transportation services. These conditions have had, and we expect will continue to have, a material adverse effect on our revenues, earnings before interest, taxes, depreciation and amortization and distributable cash flows. Demand to transport gas from north to south has increased, driven primarily by increases in gas production from the Marcellus and Utica production areas and growing demand for natural gas in the Gulf Coast area from new and planned power plants, petrochemical facilities and LNG export facilities. This flow pattern has resulted in growth opportunities for us that require significant capital expenditures, among other things, to make parts of our system bi-directional, and in many instances, will utilize existing pipeline capacity that has been turned back to us by customers that have not renewed expiring contracts.

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

The value of our storage services and PAL services (parking gas for customers and/or lending gas to customers) is affected by natural gas price differentials between time periods, such as winter to summer (time period price spreads), price volatility of natural gas and other factors. We have seen the value of our storage and PAL services adversely impacted by some of the market factors discussed above which have contributed to a narrowing of time period price spreads. In addition, there has been a general decrease in the number of marketers taking storage positions. These factors have reduced the rates we can charge and the capacity we can sell under our storage and PAL services.

Evangeline Pipeline System

In October 2014, we acquired Chevron Petrochemical Pipeline, LLC, which owns and operates the Evangeline ethylene pipeline system (Evangeline). Shortly after the acquisition, a leak was discovered on the pipeline and the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Corrective Action Order. The pipeline was out of service for the majority of the first half 2015 while we completed remediation activities. The pipeline was returned to service in June 2015 at reduced operating pressures. In August 2015, we received approval from PHMSA to operate the pipeline up to its maximum allowable operating pressure. The total cost of the remediation was $25.5 million.

Gulf South Pipeline Company, LP (Gulf South) Rate Case

In October 2014, our Gulf South subsidiary filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP15-65), requesting, among other things, a reconfiguration of the transportation rate zones on the Gulf South system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. On May 1, 2015, Gulf South moved the filed tariff rates into effect, subject to refund.

In September 2015, an uncontested settlement was reached with Gulf South’s customers and filed with FERC. The settlement provides for, among other things, (a) a system-wide rate design across the majority of the pipeline system; (b) a fuel tracker for determining future fuel rates; (c) a moratorium which prevents Gulf South or its customers from modifying the settlement rates until May 1, 2023, with certain exceptions; and (d) an extension of all no-notice service contracts to the end of the moratorium period at maximum rates, subject to each customer’s right to reduce capacity under those agreements from current levels by up to 6% on April 1, 2016 and by up to another 6% of their remaining contract capacity by April 1, 2020.

The settled rates were moved into effect on an interim basis on November 1, 2015, pending FERC approval of the settlement which we expect to become final and effective in the second quarter 2016. Any required refunds would be paid to customers within 60 days of final FERC approval. For the three and nine months ended September 30, 2015, we recognized $5.7 million and $11.4 million of additional operating revenues as a result of the rate case. For 2015, we expect to recognize approximately $20.0 million in net revenues as a result of the rate case. Subject to the elections made by Gulf South’s no-notice service customers on April 1, 2016 and based on current, contracted capacity, in 2016 we expect to recognize approximately $30.0 million in net revenues as a result of the rate case.

Growth Projects

In response to changes in the natural gas industry, we are currently engaged in the following growth projects, having an aggregate estimated cost of approximately $1.6 billion. These projects have lengthy planning and construction periods and, as a result, will not contribute to our earnings and cash flows until they are placed into service over the next several years. In some instances the projects remain subject to regulatory approval to commence construction. These projects are also subject to the risk that they may not be approved, completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we cannot predict at this time. Additionally, certain of our growth projects require the foundation shippers to provide credit support as construction progresses.

A summary of the estimated total costs of our more significant growth projects and inception to date spending as of September 30, 2015, is as follows (in millions):

	Estimated Total Cost (1)	Cash Invested Through September 30, 2015
Ohio to Louisiana Access	$115.0	$35.3
Southern Indiana Lateral	75.0	5.0
Western Kentucky Market Lateral	80.0	3.6
Power Plant in South Texas	80.0	11.0
Sulphur Storage and Pipeline Expansion	145.0	20.0
Northern Supply Access	310.0	15.5
Coastal Bend Header	720.0	21.4
Brine Development Project	45.0	2.5

(1)
Our cost estimates are based on internally developed financial models and time-lines. Factors in the estimates include, but are not limited to, those related to pipe costs based on mileage, size and type of pipe, materials and construction and engineering costs.

Ohio to Louisiana Access Project: Our Ohio to Louisiana Access Project would provide long-term firm natural gas transportation primarily from the Marcellus and Utica production areas to Louisiana. This project does not add additional capacity to our natural gas pipeline systems, but will allow us to make a portion of our Texas Gas Transmission, LLC (Texas Gas) system bi-directional. The project is supported by firm transportation contracts with producers and end-users, with a weighted-average contract life of approximately 13 years. We recently received FERC approval to commence construction on this project which is expected to be placed into service in the second quarter 2016.

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

Northern Supply Access Project: Our Northern Supply Access project will increase the peak-day transmission capacity on our Texas Gas system by the addition of compression facilities and other system modifications to make this portion of the system bi-directional. This project is supported by precedent agreements for 0.4 Bcf per day of peak-day transmission capacity with a weighted-average contract life of approximately 16 years. This project, which is subject to FERC approval, is expected to be placed into service in 2017. In October 2015, one of the foundation shippers which contracted for 0.1 Bcf per day of peak-day transmission capacity failed to post the required credit support on the contractually required date. We continue to work with the customer as well as explore all of our options for the capacity associated with that customer's precedent agreement, including adjusting the scope of the project to accommodate the reduced volume commitment.

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

Brine Development Project: We executed agreements with a petrochemical customer in Louisiana to provide brine supply services subject to certain minimum take requirements. The first portion of the project, expected to be placed into service in the fourth quarter 2015, consists of constructing a pipeline to the customer’s facilities to supply brine over a three-year period. The second portion, expected to be placed into service in mid-2018, consists of providing brine supply services over a 15-year period through wells and associated facilities to be developed.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Our net income attributable to controlling interests for the three months ended September 30, 2015, increased $9.1 million, or 31%, to $38.3 million compared to $29.2 million for the three months ended September 30, 2014, due to the items discussed below.

Operating revenues for the three months ended September 30, 2015, increased $15.2 million, or 5%, to $294.1 million, compared to $278.9 million for the three months ended September 30, 2014. Excluding items offset in fuel and transportation expense, primarily retained fuel and the 2014 gas sales associated with our Flag City processing plant, operating revenues increased $23.2 million, or 9%. Our transportation revenues, excluding retained fuel, increased as a result of recently completed growth projects, $5.7 million of additional revenues from the Gulf South rate case and the acquisition of the Evangeline pipeline system. These increases to transportation revenues were partly offset due to the effects of the market and contract renewal conditions which are discussed above in Market Conditions and Contract Renewals.

Operating costs and expenses for the three months ended September 30, 2015, increased $3.0 million, or 1%, to $213.4 million, compared to $210.4 million for the three months ended September 30, 2014. Excluding items offset in Operating revenues discussed above, Operating costs and expenses increased $11.0 million, or 6%, when compared to the comparable period in 2014. The increase in operating expenses was driven by an increase of $7.6 million in depreciation expense from an increase in our asset base and a change in the estimated lives of certain older, low-pressure assets and an increase in maintenance expenses of $4.9 million, mostly due to timing of maintenance activities and the acquisition of Evangeline.

Total other deductions for the three months ended September 30, 2015, increased by $2.3 million, or 6%, to $42.3 million compared to $40.0 million for the 2014 period. The increase was driven primarily by a decrease in capitalized interest related to capital projects.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Our net income attributable to controlling interests for the nine months ended September 30, 2015, decreased $40.4 million, or 21%, to $156.4 million compared to $196.8 million for the nine months ended September 30, 2014. In addition to the factors discussed below, net income for 2015 was favorably impacted by a $7.6 million increase in the receipt of proceeds related to a business interruption claim for Boardwalk Louisiana Midstream, LLC. The 2014 period was impacted by a $10.0 million impairment charge, $7.1 million of which was reflected in operating expenses, related to the terminated Bluegrass project, a project between us, Boardwalk Pipelines Holding Corp. (BPHC) and The Williams Companies, Inc. (Bluegrass Project).

Operating revenues for the nine months ended September 30, 2015, decreased $6.8 million, or 1%, to $922.4 million, compared to $929.2 million for the nine months ended September 30, 2014. Excluding the business interruption claim proceeds discussed above and items offset in fuel and transportation expense, primarily retained fuel and the 2014 gas sales associated with our Flag City processing plant, operating revenues increased $5.9 million, or 1%. The increase was driven by $36.0 million of higher transportation revenues primarily resulting from growth projects recently placed into service and includes $11.4 million of additional revenues resulting from the Gulf South rate case, partly offset by the comparably warm weather early in the year and the effects of the market conditions discussed above. Storage and PAL revenues were lower by $23.0 million primarily as a result of the effects of unfavorable market conditions on time period price spreads. Net fuel was lower by $6.1 million primarily due to lower natural gas prices.

Operating costs and expenses for the nine months ended September 30, 2015, increased $21.4 million, or 3%, to $633.0 million, compared to $611.6 million for the nine months ended September 30, 2014. Excluding items offset in Operating revenues and the 2014 items discussed above, Operating costs and expenses increased $48.8 million, or 10%, when compared to the comparable period in 2014. The increase in operating expenses was driven by an increase of $31.4 million in depreciation expense from an increase in our asset base and a change in the estimated lives of certain older, low-pressure assets, an increase in maintenance expenses of $15.3 million mostly due to the timing of maintenance activities and the acquisition of Evangeline and an increase in administrative and general expenses of $5.0 million primarily from employee-related costs.

Total other deductions for the nine months ended September 30, 2015 decreased by $74.7 million, or 36%, to $132.6 million compared to $207.3 million for the 2014 period. The decrease was driven by prior year equity losses in unconsolidated affiliates of $86.9 million resulting from previously capitalized costs associated with the terminated Bluegrass project that were expensed in 2014, most of which were offset by noncontrolling interests related to that project. The decrease in total other deductions was slightly offset by an increase in interest expense due to higher average debt balances as compared to the 2014 period, lower capitalized interest related to capital projects and the expensing of previously deferred costs related to the refinancing of our revolving credit facility.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility, debt issuances and sales of limited partner units and our Subordinated Loan Agreement with BPHC (Subordinated Loan). Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines, LP (Boardwalk Pipelines). Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and make distributions or advances to us to fund our distributions to unitholders. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

We have financed our growth capital expenditures for the first nine months of 2015 through cash generated from operations, borrowings under our revolving credit facility and sales of our common units. We expect to finance the remainder of our 2015 growth capital expenditures with cash generated from operations and borrowings under our revolving credit facility and our Subordinated Loan, if necessary. Based on our current 2015 forecast of capital expenditures and leverage, we do not anticipate the need to raise additional equity for the remainder of the year.

As discussed below under Capital Expenditures, we are reducing the amount of our expected growth capital expenditures for 2015. As a result, the timing of our need for capital has changed and we have extended the borrowing period of our Subordinated Loan to December 31, 2016 to coincide with the movement of the timing of our growth capital expenditures. In 2015, we entered into a Third Amended and Restated Revolving Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement increased the borrowing capacity of the revolving credit facility to $1.5 billion and extended the maturity date to May 26, 2020, among other things. For a summary of our financing activities for 2015, refer to Note 7 in Part I, Item 1.

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2015 and 2014 were $92.5 million and $63.9 million. In 2014, we purchased $14.7 million of natural gas to be used as base gas for our pipelines. Growth capital expenditures were $148.6 million and $237.3 million for the nine months ended September 30, 2015 and 2014. We expect our current growth projects to be constructed and placed into service on time and within budget, however, some of the expenditures previously expected to be made in 2015 are now expected to be made in 2016. As a result, we have reduced to $410.0 million our expected capital expenditures for the full year of 2015, including approximately $140.0 million for maintenance capital. As discussed in our 2014 Annual Report on Form 10-K, approximately $50.0 million of our 2015 expected capital expenditures are associated with pipeline integrity upgrades which contain elements of both growth and maintenance capital. For the nine months ended September 30, 2015, we've spent $36.6 million on pipeline integrity upgrades, of which $26.7 million was reflected as maintenance capital and $9.9 million was reflected as growth capital.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm-commitments as of September 30, 2015, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,465.0	$—	$1,010.0	$715.0	$1,740.0
Interest on long-term debt (2)	829.2	157.1	250.6	177.9	243.6
Capital commitments (3)	191.4	191.4	—	—	—
Total	$4,485.6	$348.5	$1,260.6	$892.9	$1,983.6

(1)
Includes our senior unsecured notes, having maturity dates from 2016 to 2027, and $365.0 million of loans outstanding under our revolving credit facility, having a maturity date of May 26, 2020. Refer to Note 7 in Part I, Item 1 for further information.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.44% weighted-average interest rate and an unused commitment fee of 0.21% as of September 30, 2015, $7.6 million, $15.3 million and $12.7 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at September 30, 2015.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas defined benefit pension plan (Pension Plan) equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. We funded $3.0 million to the Pension Plan in the third quarter 2015.

Distributions

For the nine months ended September 30, 2015 and 2014, we paid distributions of $76.0 million and $74.4 million to our partners. Note 6 in Part I, Item 1 of this report contains further discussion regarding our distributions.

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

Changes in cash flow from operating activities

Net cash provided by operating activities increased $17.7 million to $430.2 million for the nine months ended September 30, 2015, compared to $412.5 million for the comparable 2014 period primarily due to natural gas purchases made in 2014 related to operations and the prepayments received under PAL arrangements in the 2015 period, partially offset by the change in net income, excluding the effects of non-cash items such as depreciation and amortization, asset impairment, equity losses in unconsolidated affiliates and the net gain on sale of operating assets.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $111.3 million to $234.6 million for the nine months ended September 30, 2015, compared to $345.9 million for the comparable 2014 period. The decrease was primarily driven by a decrease in capital expenditures of $74.8 million due to the timing of our capital expenditures as discussed above in Capital Expenditures and the completion of the Southeast Market expansion project in 2014 and a decrease in our net investment in the terminated Bluegrass project of $9.8 million. The 2014 period also had a $29.5 million deposit related to the acquisition of Evangeline.

Changes in cash flow from financing activities

Net cash used in financing activities increased $107.9 million to $196.8 million for the nine months ended September 30, 2015, compared to $88.9 million for the comparable 2014 period. The increase in cash used in financing activities resulted primarily from an increase in net repayments of borrowings of $221.5 million, mostly offset by proceeds received from the sale of common units of $115.4 million, including related general partner contributions.

Off-Balance Sheet Arrangements

At September 30, 2015, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings, and no other off-balance sheet arrangements.

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

During 2015, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2014 Annual Report on Form 10-K. However, on May 1, 2015, Gulf South moved its filed tariff rates into effect related to its rate case filed with FERC pursuant to Section 4 of NGA (Docket No. RP15-65). As discussed above in Gulf South Rate Case, in September 2015, we reached an uncontested settlement with Gulf South’s customers. We have recognized a liability for a portion of the incremental revenues collected based on the settlement, however, the actual amount of any potential refund will be determined when the rate case is ultimately settled and approved by FERC.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1 of this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors of our 2014 Annual Report on Form 10-K and Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 5. Other Information

Entry into a Material Definitive Agreement

On October 30, 2015, Boardwalk Pipelines, LP (the Borrower), a wholly owned subsidiary of Boardwalk Pipeline Partners, LP (the Registrant) and Boardwalk Pipelines Holding Corp., an affiliate of the Borrower (the Lender) entered into an amendment to the Subordinated Loan Agreement. The Subordinated Loan Agreement entitled the Borrower to borrow up to $300.0 million of aggregate principal amount, in increments of $25.0 million, at any time through December 31, 2015. The amendment extends the borrowing period available to the Borrower through December 31, 2016.

This summary of the amendment is qualified by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.3 to this report, and is incorporated herein by reference.

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

*10.3	Amendment No. 1 to Subordinated Loan Agreement dated as of October 30, 2015, between Boardwalk Pipelines, LP, as Borrower, and Boardwalk Pipelines Holding Corp., as Lender.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
November 3, 2015	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer