Form 10-Q
period 2016-03-31
Boardwalk Pipeline Partners, LP
filed 2016-05-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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

As of May 3, 2016, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2016

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$9.3	$3.1
Receivables:
Trade, net	112.8	117.2
Other	10.5	12.3
Gas transportation receivables	2.1	5.6
Gas and liquids stored underground	11.6	10.7
Prepayments	13.1	16.9
Other current assets	5.5	4.0
Total current assets	164.9	169.8

Property, Plant and Equipment:
Natural gas transmission and other plant	9,544.9	9,504.7
Construction work in progress	260.9	201.9
Property, plant and equipment, gross	9,805.8	9,706.6
Less—accumulated depreciation and amortization	2,127.3	2,052.2
Property, plant and equipment, net	7,678.5	7,654.4

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	100.0	97.6
Other	139.5	141.1
Total other assets	476.9	476.1

Total Assets	$8,320.3	$8,300.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2016	December 31, 2015
Current Liabilities:
Payables:
Trade	$59.6	$99.1
Affiliates	1.8	1.3
Other	21.0	19.5
Gas payables	3.8	4.7
Accrued taxes, other	31.2	47.3
Accrued interest	33.6	39.7
Accrued payroll and employee benefits	20.1	33.2
Deferred income	10.3	6.9
Asset retirement obligation	15.8	14.5
Customer rate refunds	16.6	16.3
Other current liabilities	30.0	31.9
Total current liabilities	243.8	314.4

Long-term debt and capital lease obligation	3,475.3	3,459.3

Other Liabilities and Deferred Credits:
Pension liability	24.4	24.3
Asset retirement obligation	38.3	38.1
Provision for other asset retirement	57.4	57.2
Payable to affiliate	16.0	16.0
Other	61.7	64.3
Total other liabilities and deferred credits	197.8	199.9

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of March 31, 2016 and December 31, 2015	4,400.2	4,326.2
General partner	86.3	84.8
Accumulated other comprehensive loss	(83.1)	(84.3)
Total partners’ capital	4,403.4	4,326.7
Total Liabilities and Partners' Capital	$8,320.3	$8,300.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating Revenues:
Transportation	$305.9	$289.6
Parking and lending	4.1	2.8
Storage	21.0	19.3
Other	14.0	18.0
Total operating revenues	345.0	329.7

Operating Costs and Expenses:
Fuel and transportation	20.3	28.1
Operation and maintenance	43.4	41.3
Administrative and general	34.7	30.6
Depreciation and amortization	79.0	81.6
Asset impairment	—	0.1
Taxes other than income taxes	26.0	25.2
Total operating costs and expenses	203.4	206.9

Operating income	141.6	122.8

Other Deductions (Income):
Interest expense	42.6	45.2
Interest income	(0.1)	(0.1)
Miscellaneous other income	(2.1)	(0.2)
Total other deductions	40.4	44.9

Income before income taxes	101.2	77.9

Income taxes	0.2	0.2

Net Income	$101.0	$77.7

Net Income per Unit:
Net income per common unit	$0.40	$0.31
Weighted-average number of common units outstanding	250.3	244.3
Cash distribution declared and paid to common units	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$101.0	$77.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6
Pension and other postretirement benefit costs	0.6	(2.1)
Total Comprehensive Income	$102.2	$76.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2016	2015
Net income	$101.0	$77.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	79.0	81.6
Amortization of deferred costs	1.3	1.7
Asset impairment	—	0.1
Changes in operating assets and liabilities:
Trade and other receivables	6.2	(0.2)
Gas receivables and storage assets	0.2	(0.4)
Costs recoverable from customers	—	1.0
Other assets	0.2	2.9
Trade and other payables	(30.3)	13.1
Other payables, affiliates	0.4	(0.7)
Gas payables	(1.6)	0.3
Accrued liabilities	(35.1)	(34.5)
Other liabilities	1.0	4.2
Net cash provided by operating activities	122.3	146.8

INVESTING ACTIVITIES:
Capital expenditures	(105.6)	(62.2)
Proceeds from sale of operating assets	0.1	—
Net cash used in investing activities	(105.5)	(62.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	247.1
Repayment of borrowings from long-term debt and term loan	—	(300.0)
Proceeds from borrowings on revolving credit agreement	175.0	340.0
Repayment of borrowings on revolving credit agreement	(160.0)	(410.0)
Principal payment of capital lease obligation	(0.1)	(0.1)
Distributions paid	(25.5)	(24.8)
Proceeds from sale of common units	—	83.2
Capital contributions from general partner	—	2.2
Net cash used in financing activities	(10.6)	(62.4)
Increase in cash and cash equivalents	6.2	22.2
Cash and cash equivalents at beginning of period	3.1	6.6
Cash and cash equivalents at end of period	$9.3	$28.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	General Partner	Accumulated Other Comp Income (Loss)	Total Equity
Balance January 1, 2015	$4,095.1	$80.0	$(72.8)	$4,102.3
Add (deduct):
Net income	76.2	1.5	—	77.7
Distributions paid	(24.3)	(0.5)	—	(24.8)
Sale of common units, net of related transaction costs	107.2	—	—	107.2
Capital contribution from general partner	—	2.2	—	2.2
Other comprehensive loss, net of tax	—	—	(1.5)	(1.5)
Balance March 31, 2015	$4,254.2	$83.2	$(74.3)	$4,263.1

Balance January 1, 2016	$4,326.2	$84.8	$(84.3)	$4,326.7
Add (deduct):
Net income	99.0	2.0	—	101.0
Distributions paid	(25.0)	(0.5)	—	(25.5)
Other comprehensive income, net of tax	—	—	1.2	1.2
Balance March 31, 2016	$4,400.2	$86.3	$(83.1)	$4,403.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, and consists of pipeline and storage systems used to transport and store natural gas, and natural gas liquids and other hydrocarbons (herein referred to together as NGLs), as well as natural gas gathering and processing.

As of May 3, 2016, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of May 3, 2016, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2016, and December 31, 2015, and the results of operations and comprehensive income for the three months ended March 31, 2016 and 2015, and changes in cash flows and changes in equity for the three months ended March 31, 2016 and 2015. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2:  Gas and Liquids Stored Underground and Gas and NGLs Receivables and Payables

The operating subsidiaries of the Partnership provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet.

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services (NNS), and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2016, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 19.2 trillion British thermal units (TBtu). Assuming an average market price during March 2016 of $1.68 per million British thermal unit, the market value of that gas was approximately $32.2 million. As of March 31, 2016, there were no NGLs owed to the operating subsidiaries. As of December 31, 2015, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 7.7 TBtu. As of December 31, 2015, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 million barrels. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3: Other Comprehensive Income (OCI) and Fair Value Measurements

OCI

The Partnership had no outstanding derivatives at March 31, 2016, and December 31, 2015, but had $7.8 million and $8.4 million of Accumulated other comprehensive loss (AOCI) related to cash flow hedges as of March 31, 2016, and December 31, 2015, which relate to previously settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of March 31, 2016, are expected to be reclassified into earnings within the next twelve months.

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2016 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2016	$(8.4)	$(75.9)	$(84.3)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	0.6	0.6

Ending balance, March 31, 2016	$(7.8)	$(75.3)	$(83.1)

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

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2015 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2016, and December 31, 2015. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2016, and December 31, 2015. The carrying amount of the Partnership's variable-rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, were as follows (in millions):

As of March 31, 2016			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9.3		$9.3	$—	$—	$9.3

Financial Liabilities
Long-term debt	$3,476.2	(1)	$—	$3,349.7	$—	$3,349.7

(1) The carrying amount of long-term debt excludes a $9.0 million long-term capital lease obligation and
$9.9 million of unamortized debt issuance costs.

As of December 31, 2015			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.1		$3.1	$—	$—	$3.1

Financial Liabilities
Long-term debt	$3,460.6	(1)	$—	$3,299.7	$—	$3,299.7

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

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South Pipeline Company, LP (Gulf South), along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the U.S. District Court for the Eastern District of New Orleans (Court) in August 2013. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization and ridge restoration. On February 13, 2015, the Court dismissed the case with prejudice. The Flood Protection Authority has appealed the dismissal of the case to the U.S. Court of Appeals for the Fifth Circuit in May 2015 (Case No. 15-CV-30162). On February 29, 2016, the Flood Protection Authority argued against the Court’s dismissal of the case in a hearing held before the Fifth Circuit. The Partnership is awaiting the Fifth Circuit’s issuance of a ruling on the appeal.

In February 2015, Gulf South, along with other energy companies, was named a defendant in a petition for damages and injunctive relief filed by Joseph Bernstein (Case No. 744-226; 24th Judicial District Court for the Parish of Jefferson) and the Defelice Land Company, L.L.C. (Case No. 61-926; 25th Judicial District Court for the Parish of Plaquemines). These cases are similar in nature to the Flood Protection Authority case discussed above. Both cases were originally filed in the Louisiana state court and were removed to federal court. In the second quarter 2015, the cases were remanded to Louisiana state court.

Regulatory Matters

In October 2014, Gulf South filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP 15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. An uncontested settlement was reached with Gulf South’s customers and FERC, which became final effective March 1, 2016. As of March 31, 2016, and December 31, 2015, the Partnership had a $16.6 million and a $16.3 million rate refund liability recorded on its balance sheets, which was settled in April 2016 through a combination of cash payments and invoice credits. For the three months ended March 31, 2016, the Partnership recognized $8.9 million of additional operating revenues as a result of the rate case.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2016, and December 31, 2015, the Partnership had an accrued liability of approximately $5.4 million and $5.6 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next six years. As of March 31, 2016, and December 31, 2015, $1.7 million was recorded in Other current liabilities for each period and approximately $3.7 million and $3.9 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2016, were approximately $231.1 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 4 to the Partnership’s 2015 Annual Report on Form 10-K.

Note 5:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarters 2016 and 2015, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April 2016, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended March 31, 2016 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$101.0
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net income	75.5	74.0	1.5
Assumed allocation of net income attributable to limited partner unitholders and general partner	$101.0	$99.0	$2.0
Weighted-average units outstanding		250.3
Net income per unit		$0.40

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended March 31, 2015 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$77.7
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net income	52.2	51.1	1.1
Assumed allocation of net income attributable to limited partner unitholders and general partner	$77.7	$76.1	$1.6
Weighted-average units outstanding		244.3
Net income per unit		$0.31

Note 6:  Financing

Notes and Debentures

As of March 31, 2016, and December 31, 2015, the Partnership had notes and debentures outstanding of $3.1 billion with a weighted-average interest rate of 5.32%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. In February 2015, the outstanding $275.0 million aggregate principal amount of Gulf South's 5.05% notes due 2015 was retired at maturity with the proceeds received from the issuance of Boardwalk Pipelines 2024 Notes in November 2014. At March 31, 2016, Boardwalk Pipelines and its subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2016, and December 31, 2015, were $390.0 million and $375.0 million, with weighted-average borrowing rates of 1.68% and 1.67%. As of May 2, 2016, the Partnership had $365.0 million outstanding borrowings under its credit facility, resulting in an available borrowing capacity of over $1.1 billion. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of March 31, 2016.

Issuance of Common Units

The Partnership has an effective registration statement on file with the SEC, which will expire in May 2016, for the issuance of up to $500.0 million of the Partnership's common units. Under the registration statement, pursuant to an equity distribution agreement between the Partnership and certain broker-dealers, the Partnership may sell its common units from time to time through the broker-dealers as the Partnership’s sales agents. Sales of common units can be made by means of ordinary brokers’ transactions on the NYSE or as otherwise agreed by the Partnership and one or more of the broker-dealers. During the quarter ended March 31, 2015, the Partnership sold 6.6 million common units under its equity distribution agreement and received net proceeds of $85.4 million, including a $2.2 million contribution received from its general partner to maintain its 2% general partner interest. The Partnership recorded a $24.0 million receivable for common units sold, but not settled, as of March 31, 2015, for which proceeds were received in April 2015.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2016 and 2015, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$0.9	$1.0	$0.1	$0.1
Interest cost	1.2	1.2	0.5	0.5
Expected return on plan assets	(2.0)	(2.3)	(1.2)	(1.2)
Amortization of prior service credit	—	—	(0.3)	(1.9)
Amortization of unrecognized net loss	0.6	0.4	—	0.1
Settlement charge	0.8	—	—	—
Regulatory asset decrease	—	0.5	—	—
Net periodic benefit cost	$1.5	$0.8	$(0.9)	$(2.4)

Through the date of this filing, the Partnership has made no contributions to the Pension Plan in 2016, but expects to fund $3.0 million in 2016.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership, are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to their employees. Costs related to the Partnership’s defined contribution plans were $2.5 million and $2.2 million for the three months ended March 31, 2016 and 2015.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $1.7 million and $2.2 million the three months ended March 31, 2016 and 2015.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $13.1 million and $13.0 million for the three months ended March 31, 2016 and 2015.

Note 9: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which will require entities to recognize revenue in an amount that reflects the transfer of promised goods or services to a customer in an amount based on the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Partnership has initiated a project to evaluate the impact, if any, that ASU 2014-09 will have on its financial statements. However, no conclusions have been reached, including with regard to the application methodology.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which will require, among other things, the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The amendments are to be applied at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, however, early adoption is permitted. The Partnership is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2016	2015
Cash paid during the period for:
Interest (net of amount capitalized)	$46.0	$54.2
Non-cash adjustments:
Accounts receivable for common units sold, but not settled	$—	$24.0

Note 11: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2016, and December 31, 2015. Note 6 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2016
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.2	$5.4	$3.7	$—	$9.3
Receivables	—	—	123.3	—	123.3
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	11.6	—	11.6
Prepayments	0.6	—	12.5	—	13.1
Advances to affiliates	—	16.8	64.7	(81.5)	—
Other current assets	—	—	11.3	(3.7)	7.6
Total current assets	0.8	22.2	234.1	(92.2)	164.9
Investment in consolidated subsidiaries	2,247.0	7,198.8	—	(9,445.8)	—
Property, plant and equipment, gross	0.6	—	9,805.2	—	9,805.8
Less–accumulated depreciation and amortization	0.6	—	2,126.7	—	2,127.3
Property, plant and equipment, net	—	—	7,678.5	—	7,678.5
Other noncurrent assets	—	3.0	474.0	(0.1)	476.9
Advances to affiliates – noncurrent	2,173.4	471.4	1,214.3	(3,859.1)	—
Total other assets	2,173.4	474.4	1,688.3	(3,859.2)	476.9

Total Assets	$4,421.2	$7,695.4	$9,600.9	$(13,397.2)	$8,320.3

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$—	$0.3	$80.3	$—	$80.6
Payable to affiliates	1.8	—	7.0	(7.0)	1.8
Advances from affiliates	—	64.7	16.8	(81.5)	—
Other current liabilities	—	22.8	142.4	(3.8)	161.4
Total current liabilities	1.8	87.8	246.5	(92.3)	243.8
Long-term debt and capital lease obligation	—	1,972.9	1,502.4	—	3,475.3
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,387.7	471.4	(3,859.1)	—
Other noncurrent liabilities	—	—	181.8	—	181.8
Total other liabilities and deferred credits	16.0	3,387.7	653.2	(3,859.1)	197.8
Total partners' capital	4,403.4	2,247.0	7,198.8	(9,445.8)	4,403.4
Total Liabilities and Partners' Capital	$4,421.2	$7,695.4	$9,600.9	$(13,397.2)	$8,320.3

Condensed Consolidating Balance Sheets as of December 31, 2015
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$0.3	$2.8	$—	$3.1
Receivables	—	—	129.5	—	129.5
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	10.7	—	10.7
Prepayments	0.2	—	16.7	—	16.9
Advances to affiliates	—	21.0	107.7	(128.7)	—
Other current assets	—	—	12.8	(3.2)	9.6
Total current assets	0.2	21.3	287.2	(138.9)	169.8
Investment in consolidated subsidiaries	2,153.5	7,067.6	—	(9,221.1)	—
Property, plant and equipment, gross	0.6	—	9,706.0	—	9,706.6
Less–accumulated depreciation and amortization	0.6	—	2,051.6	—	2,052.2
Property, plant and equipment, net	—	—	7,654.4	—	7,654.4
Other noncurrent assets	0.4	3.0	472.7	—	476.1
Advances to affiliates – noncurrent	2,190.2	466.3	1,113.4	(3,769.9)	—
Total other assets	2,190.6	469.3	1,586.1	(3,769.9)	476.1

Total Assets	$4,344.3	$7,558.2	$9,527.7	$(13,129.9)	$8,300.3

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.3	$0.1	$118.2	$—	$118.6
Payable to affiliates	1.3	—	7.0	(7.0)	1.3
Advances from affiliates	—	107.7	21.0	(128.7)	—
Other current liabilities	—	20.9	176.8	(3.2)	194.5
Total current liabilities	1.6	128.7	323.0	(138.9)	314.4
Long-term debt and capital lease obligation	—	1,972.4	1,486.9	—	3,459.3
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,303.6	466.3	(3,769.9)	—
Other noncurrent liabilities	—	—	183.9	—	183.9
Total other liabilities and deferred credits	16.0	3,303.6	650.2	(3,769.9)	199.9
Total partners' capital	4,326.7	2,153.5	7,067.6	(9,221.1)	4,326.7
Total Liabilities and Partners' Capital	$4,344.3	$7,558.2	$9,527.7	$(13,129.9)	$8,300.3

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$327.4	$(21.5)	$305.9
Parking and lending	—	—	4.1	—	4.1
Storage	—	—	21.0	—	21.0
Other	—	—	14.0	—	14.0
Total operating revenues	—	—	366.5	(21.5)	345.0

Operating Costs and Expenses:
Fuel and transportation	—	—	41.8	(21.5)	20.3
Operation and maintenance	—	—	43.4	—	43.4
Administrative and general	0.1	—	34.6	—	34.7
Other operating costs and expenses	0.1	—	104.9	—	105.0
Total operating costs and expenses	0.2	—	224.7	(21.5)	203.4
Operating income	(0.2)	—	141.8	—	141.6

Other Deductions (Income):
Interest expense	—	26.1	16.5	—	42.6
Interest (income) expense - affiliates, net	(8.9)	12.0	(3.1)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(92.3)	(130.4)	—	222.7	—
Miscellaneous other income, net	—	—	(2.1)	—	(2.1)
Total other (income) deductions	(101.2)	(92.3)	11.2	222.7	40.4

Income (loss) before income taxes	101.0	92.3	130.6	(222.7)	101.2
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$101.0	$92.3	$130.4	$(222.7)	$101.0

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$311.6	$(22.0)	$289.6
Parking and lending	—	—	2.8	—	2.8
Storage	—	—	19.3	—	19.3
Other	—	—	18.0	—	18.0
Total operating revenues	—	—	351.7	(22.0)	329.7

Operating Costs and Expenses:
Fuel and transportation	—	—	50.1	(22.0)	28.1
Operation and maintenance	—	—	41.3	—	41.3
Administrative and general	—	—	30.6	—	30.6
Other operating costs and expenses	—	—	106.9	—	106.9
Total operating costs and expenses	—	—	228.9	(22.0)	206.9
Operating income	—	—	122.8	—	122.8

Other Deductions (Income):
Interest expense	—	23.9	21.3	—	45.2
Interest (income) expense - affiliates, net	(6.7)	9.5	(2.8)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(71.0)	(104.4)	—	175.4	—
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(77.7)	(71.0)	18.2	175.4	44.9

Income (loss) before income taxes	77.7	71.0	104.6	(175.4)	77.9
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$77.7	$71.0	$104.4	$(175.4)	$77.7

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$101.0	$92.3	$130.4	$(222.7)	$101.0
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	0.6	0.6	0.6	(1.2)	0.6
Total Comprehensive Income (Loss)	$102.2	$93.5	$131.2	$(224.7)	$102.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$77.7	$71.0	$104.4	$(175.4)	$77.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Total Comprehensive Income (Loss)	$76.2	$69.5	$102.5	$(172.0)	$76.2

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$8.9	$(35.1)	$148.5	$—	$122.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(105.6)	—	(105.6)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	16.8	(0.9)	(57.9)	42.0	—
Net cash provided by (used in) investing activities	16.8	(0.9)	(163.4)	42.0	(105.5)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	175.0	—	175.0
Repayment of borrowings on revolving credit agreement	—	—	(160.0)	—	(160.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	41.1	0.9	(42.0)	—
Distributions paid	(25.5)	—	—	—	(25.5)
Net cash (used in) provided by financing activities	(25.5)	41.1	15.8	(42.0)	(10.6)

Increase in cash and cash equivalents	0.2	5.1	0.9	—	6.2
Cash and cash equivalents at beginning of period	—	0.3	2.8	—	3.1
Cash and cash equivalents at end of period	$0.2	$5.4	$3.7	$—	$9.3

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$6.2	$(28.9)	$169.5	$—	$146.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(62.2)	—	(62.2)
Advances to affiliates, net	(60.7)	(139.8)	125.5	75.0	—
Net cash (used in) provided by investing activities	(60.7)	(139.8)	63.3	75.0	(62.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	247.1	—	—	247.1
Repayment of borrowings from long-term debt and term loan	—	—	(300.0)	—	(300.0)
Proceeds from borrowings on revolving credit agreement	—	—	340.0	—	340.0
Repayment of borrowings on revolving credit agreement	—	—	(410.0)	—	(410.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	(64.8)	139.8	(75.0)	—
Distributions paid	(24.8)	—	—	—	(24.8)
Proceeds from sale of common units	83.2	—	—	—	83.2
Capital contributions from general partner	2.2	—	—	—	2.2
Net cash provided by (used in) financing activities	60.6	182.3	(230.3)	(75.0)	(62.4)

Increase in cash and cash equivalents	6.1	13.6	2.5	—	22.2
Cash and cash equivalents at beginning of period	0.5	1.8	4.3	—	6.6
Cash and cash equivalents at end of period	$6.6	$15.4	$6.8	$—	$28.8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K).

Market Conditions and Contract Renewals

The transportation rates we are able to charge customers are heavily influenced by longer-term market trends, such as trends affecting the amount and geographical location of natural gas production and demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities. Changes in certain longer-term trends, such as the development of gas production from the Marcellus and Utica production areas located in the Northeastern United States (U.S.) and changes to related pipeline infrastructure, have resulted in a sustained narrowing of basis differentials corresponding to traditional flow patterns on our natural gas pipeline systems (generally south to north and west to east), reducing the transportation rates and adversely impacting other contract terms we can negotiate with our customers for available transportation capacity and for contracts due for renewal for our transportation services.

Each year, a portion of our firm natural gas transportation and storage contracts expire and need to be renewed or replaced. Over the past several years, we have renewed many expiring contracts at lower rates and for shorter terms than in the past, or not at all. We expect this trend to continue, mainly for contracts to transport gas from west to east across our system, and therefore, we may not be able to sell all of our available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for a similar term as the expiring contracts. These sustained conditions have had, and we expect will continue to have, a materially adverse effect on our revenues, earnings before interest, income taxes, depreciation and amortization and distributable cash flows.

Commodity Prices

Natural gas producers account for a significant portion of our revenues, with approximately 50% of our 2015 revenues generated from contracts with natural gas producers. During 2015, the price of oil and natural gas continued to decline as a result of increasing gas supplies, mainly from shale production areas in the U.S., which has adversely impacted the businesses of certain of our producer customers, including those that have contracted with us for capacity on some of our growth projects. If natural gas prices remain low, or continue to decline, for a sustained period of time, the businesses of our producer customers will be further adversely affected, which could reduce the demand for our services, result in the non-renewal of contracted capacity, or renewal at lower rates or on less attractive terms, or lead some customers, particularly customers that are experiencing financial difficulties, to default on their obligations to us or seek to terminate or renegotiate existing contracts. Should any such customers file for bankruptcy protection, they may also seek to have their contracts with us rejected in the bankruptcy proceeding.

A majority of our customers are rated investment-grade by at least one of the major credit rating agencies; however, the ratings of several of our oil and gas producer customers, including some of those supporting our growth projects, have recently been downgraded. The downgrades further restrict liquidity for those customers and may result in nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting our growth projects, failure to post required letters of credit or other collateral as construction progresses over the remainder of 2016.

Growth Projects

We are currently engaged in a number of growth projects, certain of which remain subject to regulatory approval to commence construction and all of which are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we cannot predict at this time.

Below is a summary of the estimated total costs, inception-to-date spending as of March 31, 2016, and expected in-service dates of our more significant growth projects (in millions, except expected in-service date):

	Estimated	Cash Invested Through	Expected
	Total Cost (1)	March 31, 2016	in-service date (1)
Ohio to Louisiana Access	$115.0	$76.1	June 2016
Southern Indiana Lateral	75.0	16.7	Third quarter 2016
Western Kentucky Market Lateral	80.0	14.1	Third quarter 2016
Power Plant Project in South Texas	80.0	13.1	Third quarter 2016
Northern Supply Access	310.0	48.1	First half 2017
Sulphur Storage and Pipeline Expansion	145.0	56.2	Second half 2017
Coastal Bend Header (2)	720.0	38.1	2018
Brine Development Project	45.0	8.4	2018
Total	$1,570.0	$270.8

(1)
Estimates are based on internally developed financial models and time-lines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

(2)	Remains subject to regulatory and other customary approvals as of the date of this filing.

Northern Supply Access Project: In early 2016, a customer on the Northern Supply Access project, which had contracted for 100,000 million British thermal units per day (MMBtu/d) of capacity, filed for bankruptcy protection and rejected our contract. We have an unsecured claim in the bankruptcy proceedings for an amount that was determined by agreement between us and that customer. We are continuing to market the capacity associated with that customer's precedent agreement. If we cannot sell the capacity on acceptable terms, the scope of the project could be adjusted to accommodate the reduced volume commitment. In April 2016, another customer that has contracted for 30,000 MMBtu/d of capacity on this project failed to increase its letter of credit in default of its obligations under a credit support agreement. The transportation agreement with this customer remains in place and we are in discussions regarding the required credit support.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Our net income for the three months ended March 31, 2016, increased $23.3 million, or 30%, to $101.0 million compared to $77.7 million for the three months ended March 31, 2015, which was driven by the increase in operating revenues discussed below. For the three months ended March 31, 2016, we recognized $8.9 million of additional operating revenues as a result of the rate case. Refer to Regulatory Matters in Note 4 in Part I, Item 1 of this report for more information regarding the Gulf South Pipeline Company, LP (Gulf South) rate case.

Operating revenues for the three months ended March 31, 2016, increased $15.3 million, or 5%, to $345.0 million, compared to $329.7 million for the three months ended March 31, 2015. Excluding items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $23.1 million, or 8%. The increase was driven by an increase in transportation revenues of $21.6 million, which resulted from incremental revenues from the Gulf South rate case, the return to service of our Evangeline pipeline in mid-2015 and growth projects recently placed into service, partly offset by the effects of the market conditions discussed above.

Operating costs and expenses for the three months ended March 31, 2016, decreased $3.5 million, or 2%, to $203.4 million, compared to $206.9 million for the three months ended March 31, 2015. Excluding items offset in operating revenues, operating costs and expenses increased $4.3 million, or 2%, when compared to the comparable period in 2015. The operating expense increase was primarily due to higher employee-related costs and increased maintenance activities, partially offset by a decrease in depreciation expense.

Total other deductions for the three months ended March 31, 2016, decreased by $4.5 million, or 10%, to $40.4 million compared to $44.9 million for the 2015 period. The decrease in total other deductions was a result of a decrease in interest expense due to higher allowance for funds used during construction and capitalized interest related to capital projects and lower average debt balances as compared to the 2015 period.

Liquidity and Capital Resources

We expect to finance our 2016 growth capital expenditures with our existing capital resources, including our revolving credit facility, our Subordinated Loan Agreement with Boardwalk Pipelines Holding Corp. and our cash flows from operating activities. We may seek to access the capital markets to repay or refinance all or a portion of our indebtedness, a significant amount of which matures in the next five years, or to fund some or all capital expenditures for future growth projects or acquisitions. Our ability to access the capital markets for equity and debt financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2016 and 2015, were $14.6 million and $18.0 million. Growth capital expenditures were $91.0 million and $44.2 million for the three months ended March 31, 2016 and 2015. We expect total capital expenditures to be approximately $850.0 million in 2016, including approximately $130.0 million for maintenance capital and $720.0 million related to growth projects.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of March 31, 2016, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,490.0	$550.0	$460.0	$1,180.0	$1,300.0
Interest on long-term debt (2)	750.2	157.2	221.1	167.8	204.1
Capital commitments (3)	231.1	231.1	—	—	—
Total	$4,471.3	$938.3	$681.1	$1,347.8	$1,504.1

(1)
Includes our senior unsecured notes, having maturity dates from 2016 to 2027, and $390.0 million of loans outstanding under our revolving credit facility, having a maturity date of May 26, 2020. Refer to Note 6 in Part I, Item 1 of this report for further information. The amounts included in the Less than 1 Year column are included in long-term debt on our balance sheet. We intend to refinance the notes maturing in less than a year on a long-term basis and have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. Based on a 1.68% weighted-average interest rate and an unused commitment fee of 0.18% as of March 31, 2016, $8.6 million, $17.1 million and $10.0 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at March 31, 2016.

Distributions

For the three months ended March 31, 2016 and 2015, we paid distributions of $25.5 million and $24.8 million to our partners. Note 5 in Part I, Item 1 of this report contains further discussion regarding our distributions. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2015 Annual Report on Form 10-K, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $24.5 million to $122.3 million for the three months ended March 31, 2016, compared to $146.8 million for the comparable 2015 period primarily due to the timing of payable accruals, partially offset by the change in net income, excluding the effects of non-cash items such as depreciation and amortization and asset impairment.

Changes in cash flow from investing activities

Net cash used in investing activities increased $43.3 million to $105.5 million for the three months ended March 31, 2016, compared to $62.2 million for the comparable 2015 period. The increase was primarily driven by an increase in capital expenditures of $43.4 million related to our growth projects discussed above in Capital Expenditures.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $51.8 million to $10.6 million for the three months ended March 31, 2016, compared to $62.4 million for the comparable 2015 period. The decrease in cash used in financing activities resulted primarily from lower net repayments of borrowings of $137.9 million, mostly offset by proceeds received in the 2015 period from the sale of common units of $85.4 million, including related general partner contributions.

Off-Balance Sheet Arrangements

At March 31, 2016, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

Critical Accounting Policies

Certain amounts included in or affecting our condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts for assets, liabilities, revenues, expenses and our disclosure of contingent assets and liabilities in our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with third parties and other methods we consider reasonable. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

During 2016, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2015 Annual Report on Form 10-K.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to our counterparty credit risk in the current oil and natural gas price environment, our ability to complete projects that we have or will commence, the successful negotiation, consummation and completion of contemplated transactions, projects and agreements and our ability to maintain or replace expiring gas transportation and storage contracts, to contract and physically make our systems bi-directional, and to sell short-term capacity on our pipelines.

Refer to Part I, Item 1A and Part II, Item 7 of our 2015 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2015 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 4 in Part I, Item 1 of this report.

Item 1A.  Risk Factors

For a discussion of additional Risk Factors other than those below, refer to Part I, Item 1A of our 2015 Annual Report on Form 10-K.

We are exposed to credit risk relating to nonperformance by our customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Credit risk exists in relation to our growth projects, both because the customers have made long-term commitments to us for capacity on such projects and certain of the customers have agreed to provide credit support as construction progresses. If a customer fails to meet the contractual credit requirements, an adjustment to the scope of the project could occur to accommodate a reduced volume commitment or we may be forced to find new customers to replace the defaulting customer, which could reduce the returns on the project. Our exposure also relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by us to them under certain NNS and PAL services.

We rely on a limited number of customers for a significant portion of revenues. For 2015, no one customer comprised more than 10% of our operating revenues, and our top ten customers comprised approximately 45% of our revenues. If any of our significant customers have credit or financial problems which result in a delay or failure to pay for services provided by us or contracted for with us, to post the required credit support for construction associated with our growth projects or to repay the gas they owe us, it could have a material adverse effect on our business. In 2016, the ratings of several of our oil and gas producers, including some of those supporting our growth projects, have been downgraded. The downgrades further restrict liquidity for those customers and may result in nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting our growth projects, failure to post required letters of credit or other collateral as construction progresses over the remainder of 2016.

Natural gas producers comprise a significant portion of our revenues and support several of our growth projects. For example, in 2015, approximately 50% of our revenues were generated from contracts with natural gas producers. During 2015, the prices of oil and natural gas declined significantly from an increase in supplies mainly from shale production areas in the U.S. If gas prices remain low, or continue to decline, for a sustained period of time, the businesses of our producer customers will be further adversely affected, which could reduce the demand for our services, result in the non-renewal of contracted capacity, or renewal at lower rates or on less attractive terms, or lead some customers, particularly customers that are experiencing financial difficulties, to default on their obligations to us or seek to terminate or renegotiate existing contracts. Should any such customers file for bankruptcy protection, they may also seek to have their contracts with us rejected in the bankruptcy proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
February 23, 2016 (1)	17,108	$11.75	—	—

(1)	Our general partner purchased 17,108 of our common units on the open market and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 3, 2016	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer