Form 10-Q
period 2016-06-30
Boardwalk Pipeline Partners, LP
filed 2016-08-01
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

As of August 1, 2016, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2016

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$161.8	$3.1
Receivables:
Trade, net	99.9	117.2
Other	12.0	12.3
Gas transportation receivables	7.7	5.6
Gas and liquids stored underground	13.2	10.7
Prepayments	20.5	16.9
Other current assets	1.5	4.0
Total current assets	316.6	169.8

Property, Plant and Equipment:
Natural gas transmission and other plant	9,741.0	9,504.7
Construction work in progress	272.7	201.9
Property, plant and equipment, gross	10,013.7	9,706.6
Less—accumulated depreciation and amortization	2,204.4	2,052.2
Property, plant and equipment, net	7,809.3	7,654.4

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	93.1	97.6
Other	138.7	141.1
Total other assets	469.2	476.1

Total Assets	$8,595.1	$8,300.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2016	December 31, 2015
Current Liabilities:
Payables:
Trade	$105.6	$99.1
Affiliates	1.3	1.3
Other	21.0	19.5
Gas payables	5.1	4.7
Accrued taxes, other	50.8	47.3
Accrued interest	43.6	39.7
Accrued payroll and employee benefits	28.5	33.2
Deferred income	8.9	6.9
Customer rate refunds	—	16.3
Other current liabilities	44.3	46.4
Total current liabilities	309.1	314.4

Long-term debt and capital lease obligation	3,625.5	3,459.3

Other Liabilities and Deferred Credits:
Pension liability	24.6	24.3
Asset retirement obligation	44.7	38.1
Provision for other asset retirement	59.9	57.2
Payable to affiliate	16.0	16.0
Other	70.1	64.3
Total other liabilities and deferred credits	215.3	199.9

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of June 30, 2016, and December 31, 2015	4,439.5	4,326.2
General partner	87.1	84.8
Accumulated other comprehensive loss	(81.4)	(84.3)
Total partners’ capital	4,445.2	4,326.7
Total Liabilities and Partners' Capital	$8,595.1	$8,300.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Transportation	$269.8	$256.9	$575.7	$546.5
Parking and lending	4.4	2.8	8.5	5.6
Storage	23.6	20.9	44.6	40.2
Other	8.5	18.0	22.5	36.0
Total operating revenues	306.3	298.6	651.3	628.3

Operating Costs and Expenses:
Fuel and transportation	11.6	24.8	31.9	52.9
Operation and maintenance	48.3	53.4	91.7	94.7
Administrative and general	35.5	31.8	70.2	62.4
Depreciation and amortization	79.1	81.0	158.1	162.6
Asset impairment	—	—	—	0.1
Net gain on sale of operating assets	—	(0.1)	—	(0.1)
Taxes other than income taxes	22.5	21.8	48.5	47.0
Total operating costs and expenses	197.0	212.7	400.4	419.6

Operating income	109.3	85.9	250.9	208.7

Other Deductions (Income):
Interest expense	45.4	45.9	88.0	91.1
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Miscellaneous other income, net	(1.9)	(0.4)	(4.0)	(0.6)
Total other deductions	43.4	45.4	83.8	90.3

Income before income taxes	65.9	40.5	167.1	118.4

Income taxes	0.2	0.1	0.4	0.3

Net Income	$65.7	$40.4	$166.7	$118.1

Net Income per Unit:
Net income per common unit	$0.26	$0.16	$0.65	$0.47
Weighted-average number of common units outstanding	250.3	250.3	250.3	247.3
Cash distribution declared and paid to common units	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$65.7	$40.4	$166.7	$118.1
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	1.2	1.2
Pension and other postretirement benefit costs	1.1	(2.2)	1.7	(4.3)
Total Comprehensive Income	$67.4	$38.8	$169.6	$115.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2016	2015
Net income	$166.7	$118.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	158.1	162.6
Amortization of deferred costs	2.8	5.2
Asset impairment	—	0.1
Net gain on sale of operating assets	—	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables	17.6	5.3
Gas receivables and storage assets	(0.1)	(13.1)
Costs recoverable from customers	—	1.9
Other assets	(4.9)	(1.8)
Trade and other payables	(31.5)	9.9
Other payables, affiliates	(0.1)	(0.7)
Gas payables	1.5	2.4
Accrued liabilities	2.3	(16.5)
Other liabilities	(7.7)	12.2
Net cash provided by operating activities	304.7	285.5

INVESTING ACTIVITIES:
Capital expenditures	(259.0)	(136.3)
Proceeds from sale of operating assets	0.1	0.1
Net cash used in investing activities	(258.9)	(136.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	539.1	247.1
Repayment of borrowings from long-term debt and term loan	—	(725.0)
Proceeds from borrowings on revolving credit agreement	255.0	835.0
Repayment of borrowings on revolving credit agreement, including financing fees	(630.0)	(558.6)
Principal payment of capital lease obligation	(0.2)	(0.2)
Advances from affiliates	0.1	0.1
Distributions paid	(51.1)	(50.4)
Proceeds from sale of common units	—	113.1
Capital contributions from general partner	—	2.3
Net cash provided by (used in) financing activities	112.9	(136.6)
Increase in cash and cash equivalents	158.7	12.7
Cash and cash equivalents at beginning of period	3.1	6.6
Cash and cash equivalents at end of period	$161.8	$19.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions)
(Unaudited)

	Partners' Capital
	Common Units	General Partner	Accumulated Other Comp Income (Loss)	Total Equity
Balance January 1, 2015	$4,095.1	$80.0	$(72.8)	$4,102.3
Add (deduct):
Net income	115.7	2.4	—	118.1
Distributions paid	(49.4)	(1.0)	—	(50.4)
Sale of common units, net of related transaction costs	113.1	—	—	113.1
Capital contribution from general partner	—	2.3	—	2.3
Other comprehensive loss, net of tax	—	—	(3.1)	(3.1)
Balance June 30, 2015	$4,274.5	$83.7	$(75.9)	$4,282.3

Balance January 1, 2016	$4,326.2	$84.8	$(84.3)	$4,326.7
Add (deduct):
Net income	163.4	3.3	—	166.7
Distributions paid	(50.1)	(1.0)	—	(51.1)
Other comprehensive income, net of tax	—	—	2.9	2.9
Balance June 30, 2016	$4,439.5	$87.1	$(81.4)	$4,445.2

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

As of August 1, 2016, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs). As of August 1, 2016, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2016, and December 31, 2015, and its results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and changes in cash flows and changes in equity for the six months ended June 30, 2016 and 2015. Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services (NNS), and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2016, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 15.8 trillion British thermal units (TBtu). Assuming an average market price during June 2016 of $2.48 per million British thermal unit, the market value of that gas was approximately $39.2 million. As of June 30, 2016, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 million barrels (MMBbls), which had a market value of approximately $0.1 million. As of December 31, 2015, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 7.7 TBtu. As of December 31, 2015, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 MMBbls. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3: Other Comprehensive Income (OCI) and Fair Value Measurements

OCI

The Partnership had no outstanding derivatives at June 30, 2016, and December 31, 2015, but had $7.2 million and $8.4 million of Accumulated other comprehensive income (loss) (AOCI) related to cash flow hedges as of June 30, 2016, and December 31, 2015, which relate to previously settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of June 30, 2016, are expected to be reclassified into earnings within the next twelve months.

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended June 30, 2016 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, April 1, 2016	$(7.8)	$(75.3)	$(83.1)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	1.1	1.1

Ending balance, June 30, 2016	$(7.2)	$(74.2)	$(81.4)

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

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the six months ended June 30, 2016 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2016	$(8.4)	$(75.9)	$(84.3)
Reclassifications:
Interest expense	1.2	—	1.2
Pension and other postretirement benefit costs	—	1.7	1.7

Ending balance, June 30, 2016	$(7.2)	$(74.2)	$(81.4)

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at June 30, 2016, and December 31, 2015. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2016, and December 31, 2015. The Partnership had no variable-rate debt outstanding as of June 30, 2016. The carrying amount of the variable-rate debt at December 31, 2015, approximated fair value.

The carrying amount and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, were as follows (in millions):

As of June 30, 2016			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$161.8		$161.8	$—	$—	$161.8

Financial Liabilities
Long-term debt	$3,627.1	(1)	$—	$3,688.5	$—	$3,688.5

(1) The carrying amount of long-term debt excludes an $8.9 million long-term capital lease obligation and
$10.5 million of unamortized debt issuance costs.

As of December 31, 2015			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.1		$3.1	$—	$—	$3.1

Financial Liabilities
Long-term debt	$3,460.6	(1)	$—	$3,299.7	$—	$3,299.7

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

Regulatory Matters

In October 2014, Gulf South filed a rate case with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act (Docket No. RP 15-65), requesting, among other things, a reconfiguration of the transportation rate zones on its system and, in general, an increase in its tariff rates for those customers whose agreements are at maximum tariff rates. An uncontested settlement was reached with Gulf South’s customers and FERC, which became final effective March 1, 2016. In April 2016, Gulf South settled a $16.6 million rate refund liability through a combination of cash payments and invoice credits. Also, as a result of the rate case, Gulf South implemented a fuel tracker which went into effect April 1, 2016. The Partnership applies regulatory accounting for the fuel tracker, under which the value of fuel received from customers paying the full tariff rate, and the related value of fuel used in transportation is recorded to a regulatory asset or liability depending on whether Gulf South uses more fuel than it collects from customers or collects more fuel than it uses. Prior to the implementation of the fuel tracker and the application of regulatory accounting, the value of fuel received from customers was reflected in operating revenues and the value of fuel used was reflected in operating expenses.

Settlements and Insurance Proceeds

In the second quarter 2016, the Partnership received $12.7 million in cash from the settlement of a legal claim which was recorded in Transportation revenues. For the three and six months ended June 30, 2015, the Partnership received $6.3 million in insurance proceeds from a business interruption claim related to Boardwalk Louisiana Midstream, LLC, which were recorded in Transportation revenues.

In the second quarter 2016, the Partnership received $3.9 million related to a customer’s default of its obligations under a credit support agreement associated with the Northern Supply Access project. The proceeds were recorded in Other Liabilities and are expected to be recognized in earnings as the Partnership provides service to the customer after the Northern Supply Access project is placed in service.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of June 30, 2016, and December 31, 2015, the Partnership had an accrued liability of approximately $5.3 million and $5.6 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury, groundwater protection measures and other costs. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next six years. As of June 30, 2016, and December 31, 2015, $1.7 million was recorded in Other current liabilities for each period and approximately $3.6 million and $3.9 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2016, were approximately $203.7 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Note 4 to the Partnership’s 2015 Annual Report on Form 10-K.

Note 5:  Cash Distributions and Net Income per Unit

Cash Distributions

In the second quarters 2016 and 2015, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In July 2016, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended June 30, 2016 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$65.7
Declared distribution	25.6	$25.1	$0.5
Assumed allocation of undistributed net income	40.1	39.3	0.8
Assumed allocation of net income attributable to limited partner unitholders and general partner	$65.7	$64.4	$1.3
Weighted-average units outstanding		250.3
Net income per unit		$0.26

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended June 30, 2015 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$40.4
Declared distribution	25.6	$25.1	$0.5
Assumed allocation of undistributed net income	14.8	14.5	0.3
Assumed allocation of net income attributable to limited partner unitholders and general partner	$40.4	$39.6	$0.8
Weighted-average units outstanding		250.3
Net income per unit		$0.16

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the six months ended June 30, 2016 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$166.7
Declared distribution	51.1	$50.1	$1.0
Assumed allocation of undistributed net income	115.6	113.3	2.3
Assumed allocation of net income attributable to limited partner unitholders and general partner	$166.7	$163.4	$3.3
Weighted-average units outstanding		250.3
Net income per unit		$0.65

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the six months ended June 30, 2015 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$118.1
Declared distribution	51.1	$50.1	$1.0
Assumed allocation of undistributed net income	67.0	65.7	1.3
Assumed allocation of net income attributable to limited partner unitholders and general partner	$118.1	$115.8	$2.3
Weighted-average units outstanding		247.3
Net income per unit		$0.47

Note 6:  Financing

Notes and Debentures

As of June 30, 2016, and December 31, 2015, the Partnership had notes and debentures outstanding of $3.7 billion and $3.1 billion with a weighted-average interest rates of 5.46% and 5.32%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At June 30, 2016, Boardwalk Pipelines and its subsidiaries were in compliance with their debt covenants.

Issuance of Notes

For the six months ended June 30, 2016 and 2015, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
May 2016	Boardwalk Pipelines	$550.0	$10.9	$539.1	(1)	5.95%	June 1, 2026	June 1 and December 1
March 2015	Boardwalk Pipelines	$250.0	$2.9	$247.1	(2)	4.95%	December 15, 2024	June 15 and December 15

(1)
The net proceeds of this offering will be used to retire the outstanding $250.0 million aggregate principal amount of Boardwalk Pipelines 5.875% notes due 2016 (Boardwalk Pipelines 2016 Notes) and the outstanding $300.0 million aggregate principal amount of Boardwalk Pipelines 5.50% notes due 2017 (Boardwalk Pipelines 2017 Notes). Initially, the Partnership used the net proceeds to reduce outstanding borrowings under its revolving credit facility. The Partnership expects to retire all of the outstanding aggregate principal amount of Boardwalk Pipeline 2016 Notes and Boardwalk Pipeline 2017 Notes, with borrowings under its revolving credit facility, at their maturity.

(2)
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

Redemption of Notes

In 2015, the outstanding $275.0 million aggregate principal amount of Gulf South's 5.05% notes due 2015 and the Texas Gas 2015 Notes were retired at maturity with the proceeds received from the issuance of Boardwalk Pipelines 4.95% notes due 2024.

Revolving Credit Facility

As of June 30, 2016, and July 29, 2016, the Partnership had no outstanding borrowings under its revolving credit facility and had available the full borrowing capacity of $1.5 billion. Outstanding borrowings under the Partnership’s revolving credit facility as of December 31, 2015, were $375.0 million with a weighted-average borrowing rate of 1.67%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the credit facility as of June 30, 2016. The Partnership recently extended the maturity date of the revolving credit facility by one year to May 26, 2021. The borrowing capacity of the revolving credit facility for the extension period will be $1.475 billion.

Subordinated Debt Agreement with Affiliate

The Partnership has in place a Subordinated Loan Agreement with BPHC under which the Partnership could borrow up to $300.0 million (Subordinated Loan). The Partnership recently extended the borrowing period by two years to December 31, 2018. As of June 30, 2016, and July 29, 2016, the Partnership had no outstanding borrowings under the Subordinated Loan.

Issuance of Common Units

During the six months ended June 30, 2015, the Partnership sold 7.0 million common units under an equity distribution agreement and received net proceeds of $115.4 million, including a $2.3 million contribution received from its general partner to maintain its 2% general partner interest. The related registration statement expired in May 2016. A new registration statement was filed and declared effective with the SEC in December 2015. In August 2016, the Partnership entered into a new equity distribution agreement with certain broker-dealers, pursuant to which the Partnership may sell its common units from time to time through the broker-dealers as sales agents. Sales of common units can be made by means of ordinary brokers’ transactions on the NYSE or as otherwise agreed by the Partnership and one or more of the broker-dealers. No sales of common units have been made under the new equity distribution agreement.

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

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2016 and 2015, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$0.9	$1.0	$0.1	$0.1
Interest cost	1.2	1.2	0.5	0.5
Expected return on plan assets	(2.0)	(2.3)	(1.2)	(1.1)
Amortization of prior service credit	—	—	(0.2)	(1.9)
Amortization of unrecognized net loss (gain)	0.6	0.4	—	(0.1)
Settlement charge	1.2	—	—	—
Regulatory asset decrease	—	0.5	—	—
Net periodic benefit cost	$1.9	$0.8	$(0.8)	$(2.5)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2016 and 2015, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1.8	$2.0	$0.2	$0.2
Interest cost	2.4	2.4	1.0	1.0
Expected return on plan assets	(4.0)	(4.6)	(2.4)	(2.3)
Amortization of prior service credit	—	—	(0.5)	(3.8)
Amortization of unrecognized net loss	1.2	0.8	—	—
Settlement charge	2.0	—	—	—
Regulatory asset decrease	—	1.0	—	—
Net periodic benefit cost	$3.4	$1.6	$(1.7)	$(4.9)

Through the date of this filing, the Partnership has made no contributions to the Pension Plan in 2016, but expects to fund $3.0 million in September 2016.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and other employees of the Partnership, are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to their employees.

Costs related to the Partnership’s defined contribution plans were $2.6 million and $2.4 million for the three months ended June 30, 2016 and 2015, and $5.1 million and $4.6 million for the six months ended June 30, 2016 and 2015.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services, plus allocated overheads. The Partnership incurred charges related to these services of $1.8 million and $2.2 million for the three months ended June 30, 2016 and 2015, and $3.5 million and $4.4 million for the six months ended June 30, 2016 and 2015.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest and IDRs held by Boardwalk GP were $13.2 million and $13.1 million for the three months ended June 30, 2016 and 2015, and $26.3 million and $26.1 million for the six months ended June 30, 2016 and 2015.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2016	2015
Cash paid during the period for:
Interest (net of amount capitalized)	$78.7	$91.4
Non-cash adjustments:
Accounts payable and property, plant and equipment	94.6	51.3

Note 10: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (ASU 2014-09) which will require entities to recognize revenue in an amount that reflects the transfer of promised goods or services to a customer in an amount based on the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Partnership has initiated a project to evaluate the impact, if any, that ASU 2014-09 will have on its financial statements. However, no conclusions have been reached, including with regard to the application methodology.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02), which will require, among other things, the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The amendments are to be applied at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, however, early adoption is permitted. The Partnership is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

Note 11: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at June 30, 2016, and December 31, 2015. Note 6 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of June 30, 2016
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.4	$155.9	$5.5	$—	$161.8
Receivables	—	—	111.9	—	111.9
Receivables - affiliate	—	—	7.7	(7.7)	—
Gas and liquids stored underground	—	—	13.2	—	13.2
Prepayments	0.4	—	20.1	—	20.5
Advances to affiliates	—	0.2	41.3	(41.5)	—
Other current assets	—	—	14.4	(5.2)	9.2
Total current assets	0.8	156.1	214.1	(54.4)	316.6
Investment in consolidated subsidiaries	2,305.7	7,298.9	—	(9,604.6)	—
Property, plant and equipment, gross	0.6	—	10,013.1	—	10,013.7
Less–accumulated depreciation and amortization	0.6	—	2,203.8	—	2,204.4
Property, plant and equipment, net	—	—	7,809.3	—	7,809.3
Other noncurrent assets	—	2.8	466.3	0.1	469.2
Advances to affiliates – noncurrent	2,156.6	493.6	909.7	(3,559.9)	—
Total other assets	2,156.6	496.4	1,376.0	(3,559.8)	469.2

Total Assets	$4,463.1	$7,951.4	$9,399.4	$(13,218.8)	$8,595.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.6	$0.1	$125.9	$—	$126.6
Payable to affiliates	1.3	—	7.7	(7.7)	1.3
Advances from affiliates	—	41.3	0.2	(41.5)	—
Other current liabilities	—	25.2	161.1	(5.1)	181.2
Total current liabilities	1.9	66.6	294.9	(54.3)	309.1
Long-term debt and capital lease obligation	—	2,512.8	1,112.7	—	3,625.5
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,066.3	493.6	(3,559.9)	—
Other noncurrent liabilities	—	—	199.3	—	199.3
Total other liabilities and deferred credits	16.0	3,066.3	692.9	(3,559.9)	215.3
Total partners' capital	4,445.2	2,305.7	7,298.9	(9,604.6)	4,445.2
Total Liabilities and Partners' Capital	$4,463.1	$7,951.4	$9,399.4	$(13,218.8)	$8,595.1

Condensed Consolidating Balance Sheets as of December 31, 2015
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$0.3	$2.8	$—	$3.1
Receivables	—	—	129.5	—	129.5
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	10.7	—	10.7
Prepayments	0.2	—	16.7	—	16.9
Advances to affiliates	—	21.0	107.7	(128.7)	—
Other current assets	—	—	12.8	(3.2)	9.6
Total current assets	0.2	21.3	287.2	(138.9)	169.8
Investment in consolidated subsidiaries	2,153.5	7,067.6	—	(9,221.1)	—
Property, plant and equipment, gross	0.6	—	9,706.0	—	9,706.6
Less–accumulated depreciation and amortization	0.6	—	2,051.6	—	2,052.2
Property, plant and equipment, net	—	—	7,654.4	—	7,654.4
Other noncurrent assets	0.4	3.0	472.7	—	476.1
Advances to affiliates – noncurrent	2,190.2	466.3	1,113.4	(3,769.9)	—
Total other assets	2,190.6	469.3	1,586.1	(3,769.9)	476.1

Total Assets	$4,344.3	$7,558.2	$9,527.7	$(13,129.9)	$8,300.3

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.3	$0.1	$118.2	$—	$118.6
Payable to affiliates	1.3	—	7.0	(7.0)	1.3
Advances from affiliates	—	107.7	21.0	(128.7)	—
Other current liabilities	—	20.9	176.8	(3.2)	194.5
Total current liabilities	1.6	128.7	323.0	(138.9)	314.4
Long-term debt and capital lease obligation	—	1,972.4	1,486.9	—	3,459.3
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	3,303.6	466.3	(3,769.9)	—
Other noncurrent liabilities	—	—	183.9	—	183.9
Total other liabilities and deferred credits	16.0	3,303.6	650.2	(3,769.9)	199.9
Total partners' capital	4,326.7	2,153.5	7,067.6	(9,221.1)	4,326.7
Total Liabilities and Partners' Capital	$4,344.3	$7,558.2	$9,527.7	$(13,129.9)	$8,300.3

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$291.7	$(21.9)	$269.8
Parking and lending	—	—	5.4	(1.0)	4.4
Storage	—	—	23.6	—	23.6
Other	—	—	8.5	—	8.5
Total operating revenues	—	—	329.2	(22.9)	306.3

Operating Costs and Expenses:
Fuel and transportation	—	—	34.5	(22.9)	11.6
Operation and maintenance	—	—	48.3	—	48.3
Administrative and general	—	—	35.5	—	35.5
Other operating costs and expenses	0.1	—	101.5	—	101.6
Total operating costs and expenses	0.1	—	219.8	(22.9)	197.0
Operating income	(0.1)	—	109.4	—	109.3

Other Deductions (Income):
Interest expense	—	30.4	15.0	—	45.4
Interest (income) expense - affiliates, net	(9.0)	11.5	(2.5)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(57.0)	(98.9)	—	155.9	—
Miscellaneous other income, net	0.2	—	(2.1)	—	(1.9)
Total other (income) deductions	(65.8)	(57.0)	10.3	155.9	43.4

Income (loss) before income taxes	65.7	57.0	99.1	(155.9)	65.9
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$65.7	$57.0	$98.9	$(155.9)	$65.7

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$278.6	$(21.7)	$256.9
Parking and lending	—	—	3.0	(0.2)	2.8
Storage	—	—	20.9	—	20.9
Other	—	—	18.0	—	18.0
Total operating revenues	—	—	320.5	(21.9)	298.6

Operating Costs and Expenses:
Fuel and transportation	—	—	46.7	(21.9)	24.8
Operation and maintenance	—	—	53.4	—	53.4
Administrative and general	(0.2)	—	32.0	—	31.8
Other operating costs and expenses	0.2	—	102.5	—	102.7
Total operating costs and expenses	—	—	234.6	(21.9)	212.7
Operating income	—	—	85.9	—	85.9

Other Deductions (Income):
Interest expense	—	27.9	18.0	—	45.9
Interest (income) expense - affiliates, net	(7.2)	9.1	(1.9)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(33.2)	(70.2)	—	103.4	—
Miscellaneous other income, net	—	—	(0.4)	—	(0.4)
Total other (income) deductions	(40.4)	(33.2)	15.6	103.4	45.4

Income (loss) before income taxes	40.4	33.2	70.3	(103.4)	40.5
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$40.4	$33.2	$70.2	$(103.4)	$40.4

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$619.1	$(43.4)	$575.7
Parking and lending	—	—	9.5	(1.0)	8.5
Storage	—	—	44.6	—	44.6
Other	—	—	22.5	—	22.5
Total operating revenues	—	—	695.7	(44.4)	651.3

Operating Costs and Expenses:
Fuel and transportation	—	—	76.3	(44.4)	31.9
Operation and maintenance	—	—	91.7	—	91.7
Administrative and general	0.1	—	70.1	—	70.2
Other operating costs and expenses	0.2	—	206.4	—	206.6
Total operating costs and expenses	0.3	—	444.5	(44.4)	400.4
Operating income	(0.3)	—	251.2	—	250.9

Other Deductions (Income):
Interest expense	—	56.5	31.5	—	88.0
Interest (income) expense - affiliates, net	(17.9)	23.5	(5.6)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(149.3)	(229.3)	—	378.6	—
Miscellaneous other income, net	0.2	—	(4.2)	—	(4.0)
Total other (income) deductions	(167.0)	(149.3)	21.5	378.6	83.8

Income (loss) before income taxes	166.7	149.3	229.7	(378.6)	167.1
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$166.7	$149.3	$229.3	$(378.6)	$166.7

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$590.2	$(43.7)	$546.5
Parking and lending	—	—	5.8	(0.2)	5.6
Storage	—	—	40.2	—	40.2
Other	—	—	36.0	—	36.0
Total operating revenues	—	—	672.2	(43.9)	628.3

Operating Costs and Expenses:
Fuel and transportation	—	—	96.8	(43.9)	52.9
Operation and maintenance	—	—	94.7	—	94.7
Administrative and general	(0.2)	—	62.6	—	62.4
Other operating costs and expenses	0.2	—	209.4	—	209.6
Total operating costs and expenses	—	—	463.5	(43.9)	419.6
Operating income	—	—	208.7	—	208.7

Other Deductions (Income):
Interest expense	—	51.8	39.3	—	91.1
Interest (income) expense - affiliates, net	(13.9)	18.6	(4.7)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(104.2)	(174.6)	—	278.8	—
Miscellaneous other income, net	—	—	(0.6)	—	(0.6)
Total other (income) deductions	(118.1)	(104.2)	33.8	278.8	90.3

Income (loss) before income taxes	118.1	104.2	174.9	(278.8)	118.4
Income taxes	—	—	0.3	—	0.3
Net income (loss)	$118.1	$104.2	$174.6	$(278.8)	$118.1

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$65.7	$57.0	$98.9	$(155.9)	$65.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	1.1	1.1	1.1	(2.2)	1.1
Total Comprehensive Income (Loss)	$67.4	$58.7	$100.2	$(158.9)	$67.4

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$40.4	$33.2	$70.2	$(103.4)	$40.4
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	(2.2)	(2.2)	(2.2)	4.4	(2.2)
Total Comprehensive Income (Loss)	$38.8	$31.6	$68.2	$(99.8)	$38.8

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$166.7	$149.3	$229.3	$(378.6)	$166.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.2	1.2	0.4	(1.6)	1.2
Pension and other postretirement benefit costs	1.7	1.7	1.7	(3.4)	1.7
Total Comprehensive Income (Loss)	$169.6	$152.2	$231.4	$(383.6)	$169.6

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$118.1	$104.2	$174.6	$(278.8)	$118.1
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.2	1.2	0.4	(1.6)	1.2
Pension and other postretirement benefit costs	(4.3)	(4.3)	(4.3)	8.6	(4.3)
Total Comprehensive Income (Loss)	$115.0	$101.1	$170.7	$(271.8)	$115.0

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$17.8	$(73.3)	$360.2	$—	$304.7

INVESTING ACTIVITIES:
Capital expenditures	—	—	(259.0)	—	(259.0)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	33.6	(6.5)	270.1	(297.2)	—
Net cash provided by (used in) investing activities	33.6	(6.5)	11.2	(297.2)	(258.9)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	539.1	—	—	539.1
Proceeds from borrowings on revolving credit agreement	—	—	255.0	—	255.0
Repayment of borrowings on revolving credit agreement	—	—	(630.0)	—	(630.0)
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	0.1	(303.7)	6.5	297.2	0.1
Distributions paid	(51.1)	—	—	—	(51.1)
Net cash (used in) provided by financing activities	(51.0)	235.4	(368.7)	297.2	112.9

Increase in cash and cash equivalents	0.4	155.6	2.7	—	158.7
Cash and cash equivalents at beginning of period	—	0.3	2.8	—	3.1
Cash and cash equivalents at end of period	$0.4	$155.9	$5.5	$—	$161.8

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$12.6	$(67.1)	$340.0	$—	$285.5

INVESTING ACTIVITIES:
Capital expenditures	—	—	(136.3)	—	(136.3)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	(77.7)	(304.4)	(51.3)	433.4	—
Net cash (used in) provided by investing activities	(77.7)	(304.4)	(187.5)	433.4	(136.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	247.1	—	—	247.1
Repayment of borrowings from long-term debt and term loan	—	—	(725.0)	—	(725.0)
Proceeds from borrowings on revolving credit agreement	—	—	835.0	—	835.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(3.6)	(555.0)	—	(558.6)
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	0.1	129.0	304.4	(433.4)	0.1
Distributions paid	(50.4)	—	—	—	(50.4)
Proceeds from sale of common units	113.1	—	—	—	113.1
Capital contributions from general partner	2.3	—	—	—	2.3
Net cash provided by (used in) financing activities	65.1	372.5	(140.8)	(433.4)	(136.6)

Increase in cash and cash equivalents	—	1.0	11.7	—	12.7
Cash and cash equivalents at beginning of period	0.5	1.8	4.3	—	6.6
Cash and cash equivalents at end of period	$0.5	$2.8	$16.0	$—	$19.3

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

Each year, a portion of our firm natural gas transportation and storage contracts expire and need to be renewed or replaced. Over the past several years, we have renewed many expiring contracts at lower rates and for shorter terms than in the past, or not at all. We expect this trend to continue, and therefore, we may not be able to sell all of our available capacity, extend expiring contracts with existing customers or obtain replacement contracts at attractive rates or for a similar term as the expiring contracts. These sustained conditions have had, and we expect will continue to have, a materially adverse effect on our revenues, earnings before interest, income taxes, depreciation and amortization and distributable cash flows.

Commodity Prices

Natural gas producers account for a significant portion of our revenues, with approximately 50% of our 2015 revenues generated from contracts with natural gas producers. During 2015, the price of oil and natural gas continued to decline as a result of increasing gas supplies, mainly from shale production areas in the U.S., which has adversely impacted the businesses of certain of our producer customers, including those that have contracted with us for capacity on some of our growth projects. Although oil and natural gas prices have recovered slightly from the lows seen earlier in 2016, they remain significantly lower than before the decline began. If natural gas prices remain low, or decline further, for a sustained period of time, the businesses of our producer customers will be further adversely affected, which could reduce the demand for our services, result in the non-renewal of contracted capacity, or renewal at lower rates or on less attractive terms, or lead some customers, particularly customers that are experiencing financial difficulties, to default on their obligations to us or seek to terminate or renegotiate existing contracts. Should any such customers file for bankruptcy protection, they may also seek to have their contracts with us rejected in the bankruptcy proceeding.

A majority of our customers are rated investment-grade by at least one of the major credit rating agencies; however, the ratings of several of our oil and gas producer customers, including some of those supporting our growth projects, have recently been downgraded. The downgrades further restrict liquidity for those customers and may result in nonperformance of their contractual obligations, including failure to make future payments or, for customers supporting our growth projects, failure to post required letters of credit or other collateral as construction progresses.

Growth Projects

We are currently engaged in a number of growth projects, which are subject to the risk that they may not be completed, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of future developments or circumstances that we cannot predict at this time.

Below is a summary of the estimated total costs, inception-to-date spending as of June 30, 2016, and expected in-service dates of our more significant growth projects (in millions, except expected in-service date):

	Estimated	Cash Invested Through	Actual/Expected
	Total Cost (1)	June 30, 2016	in-service date (1)
Ohio to Louisiana Access (2)	$115.0	$87.3	June 2016
Southern Indiana Lateral (2)	75.0	41.3	June 2016
Western Kentucky Market Lateral	80.0	33.3	August 2016
Power Plant Project in South Texas	80.0	18.2	Third quarter 2016
Northern Supply Access	230.0	69.6	First half 2017
Sulphur Storage and Pipeline Expansion	145.0	70.6	Second half 2017
Coastal Bend Header	720.0	69.6	2018
Brine Development Project	45.0	8.5	2018
Other growth projects (3)	65.0	—	Second half 2017/2018
Total	$1,555.0	$398.4

(1)
Estimates are based on internally developed financial models and time-lines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

(2)	Although these projects were recently placed into service, a significant portion of the construction costs have yet to be paid due to timing.

(3)
Other growth projects consist of projects in Louisiana comprised of two ethylene transportation and storage projects to serve industrial customers and a natural gas transportation project to serve a power plant. The power plant project remains subject to customer and Federal Energy Regulatory Commission approvals.

Northern Supply Access Project: In early 2016, a customer on the Northern Supply Access project, which had contracted for 100,000 million British thermal units per day (MMBtu/d) of capacity, filed for bankruptcy protection and rejected our transportation contract. We have an unsecured claim in the bankruptcy proceedings for an amount that was determined by agreement between us and that customer. As a result of the 100,000 MMBtu/d reduction in customer volume commitments resulting from the bankruptcy, we have reduced the scope of this project by 100,000 MMBtu/d, reducing capacity to 284,000 MMBtu/d and reducing the estimated capital cost from $310.0 million to $230.0 million. In April 2016, another customer that contracted for 30,000 MMBtu/d of capacity on this project failed to increase its letter of credit in default of its obligations under a credit support agreement. The transportation agreement with this customer remains in place.

Results of Operations

Due to the recently settled rate case, Gulf South Pipeline Company, LP (Gulf South) implemented a fuel tracker which went into effect April 1, 2016. As a result, fuel received from customers paying the full tariff rate and the related value of fuel used in transportation are recorded as a net regulatory asset or liability on the balance sheet. Had the fuel tracker been implemented April 1, 2015, operating revenues would have been lower by $6.6 million and fuel and transportation expense would have been lower by $4.8 million for the three and six months ended June 30, 2015. Refer to Note 4 in Part I, Item 1, of this report for further information regarding the Gulf South rate case and fuel tracker.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Our net income for the three months ended June 30, 2016, increased $25.3 million, or 63%, to $65.7 million compared to $40.4 million for the three months ended June 30, 2015. In addition to the factors discussed below, net income for the 2016 period was favorably impacted by $12.7 million of proceeds received from the settlement of a legal claim in the second quarter 2016. The 2015 period was favorably impacted by the receipt of $6.3 million of business interruption proceeds.

Operating revenues for the three months ended June 30, 2016, increased $7.7 million, or 3%, to $306.3 million, compared to $298.6 million for the three months ended June 30, 2015. Excluding the net effect of the 2016 legal settlement and the 2015 business interruption claim, and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased

$14.5 million, or 5%. The increase was driven by an increase in transportation revenues of $14.7 million, which resulted primarily from the return to service of our Evangeline pipeline in mid-2015 and growth projects recently placed into service, partly offset by the effects of the market conditions discussed above. Storage and parking and lending (PAL) revenues were higher by $4.3 million primarily from the effects of favorable market conditions on time period price spreads.

Operating costs and expenses for the three months ended June 30, 2016, decreased $15.7 million, or 7%, to $197.0 million, compared to $212.7 million for the three months ended June 30, 2015. Excluding items offset in operating revenues, operating costs and expenses decreased $2.5 million, or 1%, when compared to the comparable period in 2015. The operating expense decrease was primarily due to lower maintenance activities, partially offset by an increase in employee-related costs.

Total other deductions for the three months ended June 30, 2016, decreased by $2.0 million, or 4%, to $43.4 million compared to $45.4 million for the 2015 period. The decrease in total other deductions was a result of an increase in the allowance for funds used during construction and capitalized interest related to capital projects. The 2015 period was unfavorably affected by the expensing of previously deferred costs related to the refinancing of our revolving credit facility.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Our net income for the six months ended June 30, 2016, increased $48.6 million, or 41%, to $166.7 million compared to $118.1 million for the six months ended June 30, 2015. In addition to the factors discussed below, net income for the six months ended June 30, 2016, was impacted by $12.7 million of proceeds received from settlement of a legal matter and $11.3 million of additional operating revenues as a result of the Gulf South rate case, partially offset from the receipt of $6.3 million of business interruption proceeds in the second quarter 2015.

Operating revenues for the six months ended June 30, 2016, increased $23.0 million, or 4%, to $651.3 million, compared to $628.3 million for the six months ended June 30, 2015. Excluding the net effect of the 2016 legal settlement and the 2015 business interruption claim, and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $37.6 million, or 7%. The increase was driven by an increase in transportation revenues of $36.3 million, which resulted from incremental revenues from the Gulf South rate case, the return to service of our Evangeline pipeline in mid-2015 and growth projects recently placed into service, partly offset by the effects of the market conditions discussed above. Storage and PAL revenues were higher by $7.3 million primarily from the effects of favorable market conditions on time period price spreads. Our gathering and processing revenues were unfavorably impacted by $3.5 million due to a maintenance outage at our Flag City processing plant.

Operating costs and expenses for the six months ended June 30, 2016, decreased $19.2 million, or 5%, to $400.4 million, compared to $419.6 million for the six months ended June 30, 2015. Excluding items offset in operating revenues, operating costs and expenses increased $1.8 million, or 1%, when compared to the comparable period in 2015. The operating expense increase was primarily due to higher employee-related costs and increased maintenance activities, partially offset by a decrease in depreciation expense.

Total other deductions for the six months ended June 30, 2016, decreased by $6.5 million, or 7%, to $83.8 million compared to $90.3 million for the 2015 period. The decrease in total other deductions was a result of an increase in the allowance for funds used during construction and capitalized interest related to capital projects. The 2015 period was unfavorably affected by the expensing of previously deferred costs related to the refinancing of our revolving credit facility.

Liquidity and Capital Resources

We have recently taken steps to further improve our liquidity. In May 2016, we issued $550.0 million of aggregate principal 5.95% Boardwalk Pipelines notes due 2026 (Boardwalk Pipelines 2026 Notes). The proceeds from the Boardwalk Pipelines 2026 Notes will be used to retire our $250.0 million 5.875% notes that mature in November 2016 and our $300.0 million 5.50% notes that mature in February 2017 at their maturity. In the interim, we used the funds to pay down our credit facility and fund capital projects. Effective July 28, 2016, we extended the borrowing period under our $300.0 million Subordinated Loan Agreement (Subordinated Loan) with Boardwalk Pipelines Holding Corp., the parent of our general partner, by two years, to December 31, 2018. Also effective July 29, 2016, we exercised a one-year extension option to extend the maturity date of our revolving credit facility to May 2021. Certain banks did not participate in the extension, resulting in approximately $1.475 billion of the total capacity being extended. In addition to adding liquidity by freeing up access to funds through debt, we have entered a new equity distribution agreement under the shelf registration statement we filed in December 2015, which will allow us to issue equity from time to time under our at-the-market program. Based on our current forecast and planned projects, we do not anticipate the need to issue equity for the remainder of 2016.

As of June 30, 2016, we have the full capacity of the $300.0 million Subordinated Loan and the $1.5 billion revolving credit facility available to us in addition to having cash on hand of $161.8 million. We expect to finance our 2016 growth capital expenditures with our existing capital resources, including our cash on hand, our revolving credit facility, our Subordinated Loan and our cash flows from operating activities.

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2016 and 2015, were $41.4 million and $55.4 million. Growth capital expenditures were $217.6 million and $80.9 million for the six months ended June 30, 2016 and 2015. We expect total capital expenditures to be approximately $760.0 million in 2016, including approximately $130.0 million for maintenance capital and $630.0 million related to growth projects. This reflects a reduction in expected growth capital expenditures related to the Northern Supply Access project previously discussed.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of June 30, 2016, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,650.0	$550.0	$460.0	$790.0	$1,850.0
Interest on long-term debt (2)	1,044.5	183.9	281.8	233.3	345.5
Capital commitments (3)	203.7	203.7	—	—	—
Total	$4,898.2	$937.6	$741.8	$1,023.3	$2,195.5

(1)
Includes our senior unsecured notes, having maturity dates from 2016 to 2027. The amounts included in the Less than 1 Year column are included in long-term debt on our balance sheet. We have refinanced the notes maturing in less than a year on a long-term basis and have sufficient available capacity under our revolving credit facility to extend the amount that would otherwise come due in less than one year. As of June 30, 2016, we have no outstanding borrowings under our revolving credit facility, of which the maturity was recently extended to May 26, 2021.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances. As of June 30, 2016, we have no outstanding borrowings under our revolving credit facility, but based on an unused commitment fee of 0.18% as of June 30, 2016, and considering the recent extension in maturity date to May 26, 2021, $2.7 million, $5.4 million and $5.1 million would be due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at June 30, 2016.

Distributions

For the six months ended June 30, 2016 and 2015, we paid distributions of $51.1 million and $50.4 million to our partners. Note 5 in Part I, Item 1 of this report contains further discussion regarding our distributions. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2015 Annual Report on Form 10-K, for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $19.2 million to $304.7 million for the six months ended June 30, 2016, compared to $285.5 million for the comparable 2015 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation and amortization, partially offset by timing in accounts payable and the Gulf South rate refund.

Changes in cash flow from investing activities

Net cash used in investing activities increased $122.7 million to $258.9 million for the six months ended June 30, 2016, compared to $136.2 million for the comparable 2015 period. The increase was primarily driven by an increase in capital expenditures of $122.7 million related to our growth projects discussed above in Capital Expenditures.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $249.5 million to $112.9 million for the six months ended June 30, 2016, compared to net cash used of $136.6 million for the comparable 2015 period. The increase in cash resulted primarily from an increase in net proceeds of $365.6 million from the refinancing of maturing debt, partially offset by proceeds received in the 2015 period from the sale of common units of $115.4 million, including related general partner contributions.

Off-Balance Sheet Arrangements

At June 30, 2016, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to our counterparty credit risk in the current oil and natural gas price environment, our ability to complete projects that we have commenced or will commence, the successful negotiation, consummation and completion of contemplated transactions, projects and agreements and our ability to maintain or replace expiring gas transportation and storage contracts, to contract and physically make our systems bi-directional, and to sell short-term capacity on our pipelines.

Refer to Part I, Item 1A and Part II, Item 7 of our 2015 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2015 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 4 in Part I, Item 1 of this report.

Item 1A.  Risk Factors

For a discussion of additional Risk Factors, refer to Part I, Item 1A of our 2015 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2016.

Item 5. Other Information

Entry into a Material Definitive Agreement.
On July 28, 2016, Boardwalk Pipelines, LP (the Borrower), a wholly-owned subsidiary of Boardwalk Pipeline Partners, LP, a Delaware limited partnership (the Registrant) and Boardwalk Pipelines Holding Corp., an affiliate of the Borrower (the Lender) entered into Amendment No. 2 to the Subordinated Loan Agreement (Amendment No. 2). The Subordinated Loan Agreement, as amended, entitled the Borrower up to $300.0 million of aggregate principal amount of subordinated loans, in increments of $25.0 million, at any time through December 31, 2016. The Amendment No. 2 extends the borrowing period available to the Borrower through December 31, 2018.
On July 29, 2016, the Registrant and certain of its subsidiaries entered into Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement (the Amendment) among the Registrant, as Guarantor, Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, each a wholly-owned subsidiary of the Registrant, as Borrowers, the several lenders and issuers party thereto, and Wells Fargo Bank, N.A., as administrative agent. Among other things, the Amendment extends the maturity date of the revolving credit facility from May 26, 2020, to May 26, 2021 at a reduced borrowing capacity from $1.5 billion to $1.475 billion for the extension period. All other previously disclosed significant terms and provisions of the Third Amended and Restated Revolving Credit Agreement remain in effect.
On August 1, 2016, the Registrant, a Delaware limited partnership, entered into an Equity Distribution Agreement (the Agreement) with Citigroup Global Markets Inc., Barclays Capital Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, BTIG, LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Santander Investment Securities Inc. and Wells Fargo Securities, LLC (each, a “Manager” and collectively, the “Managers”). Pursuant to the terms of the Agreement, the Registrant may sell from time to time through the Managers, as the Registrant’s sales agents, the Registrant’s common units representing limited partner interests having an aggregate offering price of up to $500.0 million (the “Units”). Sales of the Units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or as otherwise agreed by the Registrant and one or more of the Managers.
Under the terms of the Agreement, the Registrant may also sell Units from time to time to any Manager as principal for its own account at a price to be agreed upon at the time of sale. Any sale of Units to any Manager as principal would be pursuant to the terms of a separate terms agreement between the Registrant and such Manager.
The Units will be issued pursuant to the Registrant’s shelf registration statement on Form S-3 (Registration No. 333-208626).
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The summary of the Agreement, Amendment No. 2 and the Amendment in this report does not purport to be complete and is qualified by reference to the full text of the Agreement, Amendment No. 2 and the Amendment, copies of which are filed as Exhibits 1.1, 10.1 and 10.2 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

Item 6.  Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description

*1.1
Equity Distribution Agreement, dated August 1, 2016, by and among Boardwalk Pipeline Partners, LP, Boardwalk GP, LP and Boardwalk GP, LLC and Citigroup Global Markets Inc., Barclays Capital Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, BTIG, LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Santander Investment Securities Inc. and Wells Fargo Securities, LLC.

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

4.1
Fifth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016).

*5.1	Opinion of Vinson & Elkins L.L.P. as to the legality of the Partnership’s Common Units.
*8.1	Opinion of Vinson & Elkins L.L.P. regarding tax matters.
*10.1	Amendment No. 2 to Subordinated Loan Agreement dated as of July 28, 2016, between Boardwalk Pipelines, LP, as Borrower, and Boardwalk Pipelines Holding Corp., as Lender.
*10.2
Amendment No. 1 to the Third Amended and Restated Revolving Credit, dated as of July 29, 2016, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, and Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets, Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

*23.1	Consent of Vinson & Elkins L.L.P. (included in its opinion filed as Exhibit 5.1).

*23.2	Consent of Vinson & Elkins L.L.P. (included in its opinion filed as Exhibit 8.1).
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 1, 2016	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer