Form 10-Q
period 2017-03-31
Boardwalk Pipeline Partners, LP
filed 2017-05-01
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of May 1, 2017, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2017

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$28.7	$4.6
Receivables:
Trade, net	123.5	127.1
Other	10.8	12.7
Gas transportation receivables	5.6	8.2
Gas and liquids stored underground	2.9	1.3
Prepayments	16.1	17.7
Other current assets	4.1	2.6
Total current assets	191.7	174.2

Property, Plant and Equipment:
Natural gas transmission and other plant	10,092.1	9,958.8
Construction work in progress	339.5	368.5
Property, plant and equipment, gross	10,431.6	10,327.3
Less—accumulated depreciation and amortization	2,411.8	2,333.8
Property, plant and equipment, net	8,019.8	7,993.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	93.6	93.5
Other	138.6	139.2
Total other assets	469.6	470.1

Total Assets	$8,681.1	$8,637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2017	December 31, 2016
Current Liabilities:
Payables:
Trade	$82.8	$113.8
Affiliates	1.4	1.4
Other	25.1	23.7
Gas payables	4.1	6.7
Accrued taxes, other	36.0	52.7
Accrued interest	40.7	40.6
Accrued payroll and employee benefits	17.3	38.5
Construction retainage	17.6	19.6
Deferred income	8.7	7.5
Other current liabilities	26.7	28.4
Total current liabilities	260.4	332.9

Long-term debt and capital lease obligation	3,573.3	3,558.0

Other Liabilities and Deferred Credits:
Pension liability	22.1	22.0
Asset retirement obligation	45.2	44.7
Provision for other asset retirement	64.8	63.7
Payable to affiliate	16.0	16.0
Other	75.2	69.6
Total other liabilities and deferred credits	223.3	216.0

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of March 31, 2017, and December 31, 2016	4,614.0	4,522.2
General partner	90.7	88.8
Accumulated other comprehensive loss	(80.6)	(80.1)
Total partners’ capital	4,624.1	4,530.9
Total Liabilities and Partners' Capital	$8,681.1	$8,637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Revenues:
Transportation	$318.6	$305.9
Parking and lending	5.4	4.1
Storage	23.4	21.0
Other	19.6	14.0
Total operating revenues	367.0	345.0

Operating Costs and Expenses:
Fuel and transportation	19.2	20.3
Operation and maintenance	40.4	43.4
Administrative and general	34.6	34.7
Depreciation and amortization	80.6	79.0
Taxes other than income taxes	27.4	26.0
Total operating costs and expenses	202.2	203.4

Operating income	164.8	141.6

Other Deductions (Income):
Interest expense	46.2	42.6
Interest income	(0.1)	(0.1)
Miscellaneous other income	(0.8)	(2.1)
Total other deductions	45.3	40.4

Income before income taxes	119.5	101.2

Income taxes	0.2	0.2

Net income	$119.3	$101.0

Net Income per Unit:
Net income per common unit	$0.47	$0.40
Weighted-average number of common units outstanding	250.3	250.3
Cash distribution declared and paid to common units	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$119.3	$101.0
Other comprehensive income (loss):
Loss on cash flow hedge	(1.5)	—
Reclassification adjustment transferred to Net income from cash flow hedges	0.7	0.6
Pension and other postretirement benefit costs	0.3	0.6
Total Comprehensive Income	$118.8	$102.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2017	2016
Net income	$119.3	$101.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	80.6	79.0
Amortization of deferred costs and other	0.7	1.3
Changes in operating assets and liabilities:
Trade and other receivables	5.5	6.2
Gas receivables and storage assets	1.0	0.2
Costs recoverable from customers	1.1	—
Other assets	0.8	0.2
Trade and other payables	(3.9)	(30.3)
Other payables, affiliates	—	0.4
Gas payables	0.7	(1.6)
Accrued liabilities	(36.6)	(35.1)
Other liabilities	0.1	1.0
Net cash provided by operating activities	169.3	122.3

INVESTING ACTIVITIES:
Capital expenditures	(133.5)	(105.6)
Proceeds from sale of operating assets	—	0.1
Net cash used in investing activities	(133.5)	(105.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	494.0	—
Repayment of borrowings from long-term debt	(300.0)	—
Proceeds from borrowings on revolving credit agreement	145.0	175.0
Repayment of borrowings on revolving credit agreement	(325.0)	(160.0)
Principal payment of capital lease obligation	(0.1)	(0.1)
Distributions paid	(25.6)	(25.5)
Net cash used in financing activities	(11.7)	(10.6)
Increase in cash and cash equivalents	24.1	6.2
Cash and cash equivalents at beginning of period	4.6	3.1
Cash and cash equivalents at end of period	$28.7	$9.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Accumulated Other Comp (Loss) Income	Total Equity
Balance January 1, 2016	$4,326.2	$84.8	$(84.3)	$4,326.7
Add (deduct):
Net income	99.0	2.0	—	101.0
Distributions paid	(25.0)	(0.5)	—	(25.5)
Other comprehensive income, net of tax	—	—	1.2	1.2
Balance March 31, 2016	$4,400.2	$86.3	$(83.1)	$4,403.4

Balance January 1, 2017	$4,522.2	$88.8	$(80.1)	$4,530.9
Add (deduct):
Net income	116.9	2.4	—	119.3
Distributions paid	(25.1)	(0.5)	—	(25.6)
Other comprehensive loss, net of tax	—	—	(0.5)	(0.5)
Balance March 31, 2017	$4,614.0	$90.7	$(80.6)	$4,624.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems.

As of April 28, 2017, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs) of the Partnership. As of April 28, 2017, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2017, and December 31, 2016, and its results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and changes in cash flows and changes in partners' capital for the three months ended March 31, 2017 and 2016. Reference is made to the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services (NNS), and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2017, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 21.7 trillion British thermal units (TBtu). Assuming an average market price during March 2017 of $2.79 per million British thermal unit, the market value of that gas was approximately $60.6 million. As of March 31, 2017, there were no outstanding NGLs imbalances owed to the operating subsidiaries. As of December 31, 2016, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 13.6 TBtu. As of December 31, 2016, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 million barrels. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 3: Other Comprehensive Income (OCI) and Fair Value Measurements

OCI

The Partnership had no outstanding derivatives at March 31, 2017, and December 31, 2016, but had $6.8 million and $6.0 million of Accumulated other comprehensive income (loss) (AOCI) related to cash flow hedges as of March 31, 2017, and December 31, 2016, which relate to settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. In the first quarter 2017, the Partnership entered into a treasury rate lock for a notional amount of $500.0 million of principal to hedge the risk attributable to changes in the risk free component of forward 10-year interest rates. The treasury rate lock was designated as a cash flow hedge. The Partnership settled the rate lock concurrent with the issuance of 10-year notes described in Note 6 and paid the counterparty approximately $1.5 million. The loss was deferred as a component of AOCI and will be amortized to interest expense over the 10-year term of the notes. The Partnership estimates that approximately $2.4 million of net losses from cash flow hedges reported in AOCI as of March 31, 2017, are expected to be reclassified into earnings within the next twelve months.

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2017 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2017	$(6.0)	$(74.1)	$(80.1)
Loss recorded in AOCI	(1.5)	—	(1.5)
Reclassifications:
Interest expense	0.7	—	0.7
Pension and other postretirement benefit costs	—	0.3	0.3

Ending balance, March 31, 2017	$(6.8)	$(73.8)	$(80.6)

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

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2016 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2017, and December 31, 2016. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2017, and December 31, 2016. The Partnership had no variable-rate debt outstanding as of March 31, 2017. The carrying amount of the Partnership's variable-rate debt at December 31, 2016, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, were as follows (in millions):

As of March 31, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28.7		$28.7	$—	$—	$28.7

Financial Liabilities
Long-term debt	$3,574.9	(1)	$—	$3,759.5	$—	$3,759.5

(1) The carrying amount of long-term debt excludes an $8.5 million long-term capital lease obligation and
$10.1 million of unamortized debt issuance costs.

As of December 31, 2016			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.6		$4.6	$—	$—	$4.6

Financial Liabilities
Long-term debt	$3,558.9	(1)	$—	$3,709.2	$—	$3,709.2

(1) The carrying amount of long-term debt excludes an $8.6 million long-term capital lease obligation and
$9.5 million of unamortized debt issuance costs.

Note 4: Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows. Refer to Note 4 of the Consolidated Financial Statements included in Part II, Item 8 of the Partnership's 2016 Annual Report on Form 10-K for further information regarding the Partnership’s legal proceedings.

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South Pipeline Company, LP, (Gulf South) along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the U.S. District Court for the Eastern District of New Orleans (Court) in August 2013. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization and ridge restoration. On February 13, 2015, the Court dismissed the case with prejudice. The Flood Protection Authority appealed the dismissal of the case to the U.S. Court of Appeals for the Fifth Circuit in May 2015 (Case No. 15-CV-30162). On March 3, 2017, the U.S. Court of Appeals for the Fifth Circuit upheld the Court’s dismissal. On April 12, 2017, the Fifth Circuit denied the Flood Protection Authorities' Petition for Rehearing En Banc.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2017, and December 31, 2016, the Partnership had an accrued liability of approximately $4.6 million and $5.0 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next five years. As of March 31, 2017, and December 31, 2016, approximately $1.7 million was recorded in Other current liabilities for each period and approximately $2.9 million and $3.3 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2017, were approximately $373.2 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Notes 4 and 10 to the Partnership’s 2016 Annual Report on Form 10-K.

Note 5:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarters 2017 and 2016, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April 2017, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended March 31, 2017 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$119.3
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net income	93.8	91.9	1.9
Assumed allocation of net income attributable to limited partner unitholders and general partner	$119.3	$116.9	$2.4
Weighted-average units outstanding		250.3
Net income per unit		$0.47

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

Note 6:  Financing

Notes and Debentures

As of March 31, 2017, and December 31, 2016, the Partnership had notes and debentures outstanding of $3.6 billion and $3.4 billion with weighted-average interest rates of 5.29% and 5.46%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At March 31, 2017, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

In January 2017, the Partnership received net proceeds of approximately $494.0 million from the issuance of $500.0 million aggregate principal amount of Boardwalk Pipelines 4.45% notes due in July 2027 (Boardwalk Pipelines 2027 Notes). The proceeds from this offering will be used to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under the revolving credit facility.

The Partnership has included $275.0 million of Gulf South's 6.30% Notes due 2017 which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheet as of March 31, 2017. The Partnership refinanced these notes with the issuance of the Boardwalk Pipelines 2027 Notes discussed above.

Redemption of Notes

In February 2017, the outstanding $300.0 million aggregate principal amount of Boardwalk Pipelines 5.50% notes due 2017 was retired at maturity with borrowings under its revolving credit facility.

Revolving Credit Facility

As of March 31, 2017, the Partnership had no outstanding borrowings under its revolving credit facility. Outstanding borrowings under the Partnership’s revolving credit facility as of December 31, 2016, were $180.0 million with a weighted-average borrowing rate of 1.96%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of March 31, 2017.

Subordinated Loan Agreement with Affiliate

The Partnership has in place a Subordinated Loan Agreement with BPHC (Subordinated Loan) under which the Partnership can borrow up to $300.0 million through December 31, 2018. Through the date of this Report, the Partnership had no outstanding borrowings under the Subordinated Loan.

Note 7:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2017 and 2016, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$0.9	$0.9	$0.1	$0.1
Interest cost	1.2	1.2	0.4	0.5
Expected return on plan assets	(1.9)	(2.0)	(1.1)	(1.2)
Amortization of prior service credit	—	—	—	(0.3)
Amortization of unrecognized net loss	0.4	0.6	—	—
Settlement charge	0.5	0.8	—	—
Net periodic benefit cost	$1.1	$1.5	$(0.6)	$(0.9)

Through the date of this filing, the Partnership has made no contributions to the defined benefit pension plan in 2017, but expects to fund $3.0 million in September 2017.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.7 million and $2.5 million for the three months ended March 31, 2017 and 2016.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.7 million for the three months ended March 31, 2017 and 2016.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.1 million for the three months ended March 31, 2017 and 2016.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2017	2016
Cash paid during the period for:
Interest (net of amount capitalized)	$44.7	$46.0
Non-cash adjustments:
Accounts payable and property, plant and equipment	67.8	47.2

Note 10: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (ASU 2014-09) which will require entities to recognize revenue in an amount that reflects the transfer of promised goods or services to a customer in an amount based on the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Partnership has substantially completed a review of its contracts with customers in relation to the requirements of ASU 2014-09, and has tentatively concluded that the implementation of ASU 2014-09 will not have a material impact on its revenue recognition policies for a substantial number of its contracts. However, certain items remain outstanding that could change those conclusions. The Partnership is working with an industry group to develop positions regarding those outstanding items. The Partnership intends to apply ASU 2014-09 to its financial statements retrospectively with the cumulative effect of implementation recognized as of January 1, 2018.

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

Note 11: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at March 31, 2017, and December 31, 2016. Note 6 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.6	$17.8	$10.3	$—	$28.7
Receivables	—	—	134.3	—	134.3
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	2.9	—	2.9
Prepayments	0.4	—	15.7	—	16.1
Advances to affiliates	—	72.9	22.1	(95.0)	—
Other current assets	—	—	11.6	(1.9)	9.7
Total current assets	1.0	90.7	203.9	(103.9)	191.7
Investment in consolidated subsidiaries	2,531.3	6,774.7	—	(9,306.0)	—
Property, plant and equipment, gross	0.6	—	10,431.0	—	10,431.6
Less–accumulated depreciation and amortization	0.6	—	2,411.2	—	2,411.8
Property, plant and equipment, net	—	—	8,019.8	—	8,019.8
Other noncurrent assets	—	3.1	466.5	—	469.6
Advances to affiliates – noncurrent	2,109.5	451.8	167.7	(2,729.0)	—
Total other assets	2,109.5	454.9	634.2	(2,729.0)	469.6

Total Assets	$4,641.8	$7,320.3	$8,857.9	$(12,138.9)	$8,681.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.3	$0.2	$107.4	$—	$107.9
Payable to affiliates	1.4	—	7.0	(7.0)	1.4
Advances from affiliates	—	22.1	72.9	(95.0)	—
Other current liabilities	—	30.2	122.8	(1.9)	151.1
Total current liabilities	1.7	52.5	310.1	(103.9)	260.4
Long-term debt and capital lease obligation	—	2,459.3	1,114.0	—	3,573.3
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,277.2	451.8	(2,729.0)	—
Other noncurrent liabilities	—	—	207.3	—	207.3
Total other liabilities and deferred credits	16.0	2,277.2	659.1	(2,729.0)	223.3
Total partners' capital	4,624.1	2,531.3	6,774.7	(9,306.0)	4,624.1

Total Liabilities and Partners' Capital	$4,641.8	$7,320.3	$8,857.9	$(12,138.9)	$8,681.1

Condensed Consolidating Balance Sheets as of December 31, 2016
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.6	$1.8	$2.2	$—	$4.6
Receivables	—	—	139.8	—	139.8
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	1.3	—	1.3
Prepayments	0.4	—	17.3	—	17.7
Advances to affiliates	—	72.9	102.7	(175.6)	—
Other current assets	—	—	13.9	(3.1)	10.8
Total current assets	1.0	74.7	284.2	(185.7)	174.2
Investment in consolidated subsidiaries	2,423.2	6,653.6	—	(9,076.8)	—
Property, plant and equipment, gross	0.6	—	10,326.7	—	10,327.3
Less–accumulated depreciation and amortization	0.6	—	2,333.2	—	2,333.8
Property, plant and equipment, net	—	—	7,993.5	—	7,993.5
Other noncurrent assets	—	3.3	466.8	—	470.1
Advances to affiliates – noncurrent	2,125.0	435.0	229.3	(2,789.3)	—
Total other assets	2,125.0	438.3	696.1	(2,789.3)	470.1

Total Assets	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.9	$0.2	$136.4	$—	$137.5
Payable to affiliates	1.4	—	7.0	(7.0)	1.4
Advances from affiliates	—	102.7	72.9	(175.6)	—
Other current liabilities	—	21.8	175.3	(3.1)	194.0
Total current liabilities	2.3	124.7	391.6	(185.7)	332.9
Long-term debt and capital lease obligation	—	2,264.4	1,293.6	—	3,558.0
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,354.3	435.0	(2,789.3)	—
Other noncurrent liabilities	—	—	200.0	—	200.0
Total other liabilities and deferred credits	16.0	2,354.3	635.0	(2,789.3)	216.0
Total partners' capital	4,530.9	2,423.2	6,653.6	(9,076.8)	4,530.9

Total Liabilities and Partners' Capital	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$340.5	$(21.9)	$318.6
Parking and lending	—	—	5.4	—	5.4
Storage	—	—	23.4	—	23.4
Other	—	—	19.6	—	19.6
Total operating revenues	—	—	388.9	(21.9)	367.0

Operating Costs and Expenses:
Fuel and transportation	—	—	41.1	(21.9)	19.2
Operation and maintenance	—	—	40.4	—	40.4
Administrative and general	—	—	34.6	—	34.6
Other operating costs and expenses	0.1	—	107.9	—	108.0
Total operating costs and expenses	0.1	—	224.0	(21.9)	202.2
Operating (loss) income	(0.1)	—	164.9	—	164.8

Other Deductions (Income):
Interest expense	—	33.0	13.2	—	46.2
Interest (income) expense - affiliates, net	(10.8)	9.1	1.7	—	—
Interest income	—	(0.1)	—	—	(0.1)
Equity in earnings of subsidiaries	(108.6)	(150.6)	—	259.2	—
Miscellaneous other income, net	—	—	(0.8)	—	(0.8)
Total other (income) deductions	(119.4)	(108.6)	14.1	259.2	45.3

Income (loss) before income taxes	119.3	108.6	150.8	(259.2)	119.5
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$119.3	$108.6	$150.6	$(259.2)	$119.3

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$327.4	$(21.5)	$305.9
Parking and lending	—	—	4.1	—	4.1
Storage	—	—	21.0	—	21.0
Other	—	—	14.0	—	14.0
Total operating revenues	—	—	366.5	(21.5)	345.0

Operating Costs and Expenses:
Fuel and transportation	—	—	41.8	(21.5)	20.3
Operation and maintenance	—	—	43.4	—	43.4
Administrative and general	0.1	—	34.6	—	34.7
Other operating costs and expenses	0.1	—	104.9	—	105.0
Total operating costs and expenses	0.2	—	224.7	(21.5)	203.4
Operating (loss) income	(0.2)	—	141.8	—	141.6

Other Deductions (Income):
Interest expense	—	26.1	16.5	—	42.6
Interest (income) expense - affiliates, net	(8.9)	12.0	(3.1)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(92.3)	(130.4)	—	222.7	—
Miscellaneous other income, net	—	—	(2.1)	—	(2.1)
Total other (income) deductions	(101.2)	(92.3)	11.2	222.7	40.4

Income (loss) before income taxes	101.0	92.3	130.6	(222.7)	101.2
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$101.0	$92.3	$130.4	$(222.7)	$101.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$119.3	$108.6	$150.6	$(259.2)	$119.3
Other comprehensive income (loss):
(Loss) gain on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	0.7	0.7	0.2	(0.9)	0.7
Pension and other postretirement benefit costs	0.3	0.3	0.3	(0.6)	0.3
Total Comprehensive Income (Loss)	$118.8	$108.1	$151.1	$(259.2)	$118.8

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$101.0	$92.3	$130.4	$(222.7)	$101.0
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	0.6	0.6	0.6	(1.2)	0.6
Total Comprehensive Income (Loss)	$102.2	$93.5	$131.2	$(224.7)	$102.2

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$10.1	$(33.5)	$192.7	$—	$169.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(133.5)	—	(133.5)
Advances to affiliates, net	15.5	(16.8)	112.2	(110.9)	—
Net cash provided by (used in) investing activities	15.5	(16.8)	(21.3)	(110.9)	(133.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	—	—	(300.0)
Proceeds from borrowings on revolving credit agreement	—	—	145.0	—	145.0
Repayment of borrowings on revolving credit agreement	—	—	(325.0)	—	(325.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	(127.7)	16.8	110.9	—
Distributions paid	(25.6)	—	—	—	(25.6)
Net cash (used in) provided by financing activities	(25.6)	66.3	(163.3)	110.9	(11.7)

Increase in cash and cash equivalents	—	16.0	8.1	—	24.1
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.6	$17.8	$10.3	$—	$28.7

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$8.9	$(35.1)	$148.5	$—	$122.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(105.6)	—	(105.6)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	16.8	(0.9)	(57.9)	42.0	—
Net cash provided by (used in) investing activities	16.8	(0.9)	(163.4)	42.0	(105.5)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	175.0	—	175.0
Repayment of borrowings on revolving credit agreement	—	—	(160.0)	—	(160.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	41.1	0.9	(42.0)	—
Distributions paid	(25.5)	—	—	—	(25.5)
Net cash (used in) provided by financing activities	(25.5)	41.1	15.8	(42.0)	(10.6)

Increase in cash and cash equivalents	0.2	5.1	0.9	—	6.2
Cash and cash equivalents at beginning of period	—	0.3	2.8	—	3.1
Cash and cash equivalents at end of period	$0.2	$5.4	$3.7	$—	$9.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K).

Firm Transportation Contracts and Growth Projects

Each year a portion of our firm transportation agreements expire and need to be renewed or replaced. In the 2018 to 2020 timeframe, the agreements associated with our East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by 10-year firm transportation agreements with producers. Since our expansion projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of our expansions, has declined because the production economics in those basins are not as competitive as other production basins, such as Utica and Marcellus. These market dynamics have resulted in less production from certain basins tied to our system and a narrowing of basis differentials across portions of our pipeline systems, primarily for capacity associated with natural gas flows from west to east. We expect that the total revenues generated from the expansion project capacity could be materially lower when these contracts expire. Our marketing efforts are focused on enhancing the value of the expansion capacity. We are working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options.

Partly as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants, petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for us, several of which we have placed into service during 2016. These include the Ohio to Louisiana Access project, the Southern Indiana Lateral, the Western Kentucky Market Lateral, a project to serve a power plant in South Texas, and in March 2017, the Northern Supply Access Project. We have an additional $1.1 billion of growth projects under development that are expected to be placed into service in 2017 through 2019, and through March 31, 2017, we have invested $315.5 million of capital in these projects. These new projects have lengthy planning and construction periods. As a result, these projects will not contribute to our earnings and cash flows until they are placed into service over the next several years.

Results of Operations

Effective April 1, 2016, Gulf South Pipeline Company, LP (Gulf South) implemented a fuel tracker. Fuel received from customers paying the full tariff rate and the related value of fuel used in transportation are recorded as a net regulatory asset or liability on the balance sheet. Had the fuel tracker been implemented January 1, 2016, operating revenues would have been lower by $5.0 million and fuel and transportation expense would have been lower by $4.0 million for the three months ended March 31, 2016. Refer to our 2016 Annual Report on Form 10-K for more information.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Our net income for the three months ended March 31, 2017, increased $18.3 million, or 18%, to $119.3 million compared to $101.0 million for the three months ended March 31, 2016, due to the factors discussed below.

Operating revenues for the three months ended March 31, 2017, increased $22.0 million, or 6%, to $367.0 million, compared to $345.0 million for the three months ended March 31, 2016. Excluding the net effect of items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $23.1 million, or 7%. The increase was driven by an increase in transportation revenues of $15.9 million, which resulted from growth projects recently placed into service, partly offset by lower interruptible transportation services due to warmer weather. Storage and parking and lending revenues were higher by $3.7 million primarily from the effects of favorable market conditions on time period price spreads.

Operating costs and expenses for the three months ended March 31, 2017, decreased $1.2 million, or less than 1%, to $202.2 million, compared to $203.4 million for the three months ended March 31, 2016. Excluding items offset in operating revenues, operating costs and expenses remained flat when compared to the comparable period in 2016. The operating expense decrease was primarily due to the timing of maintenance activities, partially offset by higher property taxes and depreciation expense due to an increased asset base from recently completed growth projects.

Total other deductions for the three months ended March 31, 2017, increased by $4.9 million, or 12%, to $45.3 million compared to $40.4 million for the 2016 period. The increase in total other deductions was primarily a result of an increase in interest expense due to higher average debt levels at higher borrowing rates.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility, Subordinated Loan Agreement with Boardwalk Pipelines Holding Corp. and our cash flows from operating activities, will be adequate to fund our operations for 2017. We may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general partnership purposes. Our ability to access the capital markets for equity and debt financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

In January 2017, we received net proceeds of approximately $494.0 million from the issuance of $500.0 million aggregate principal amount of Boardwalk Pipelines 4.45% notes due in July 2027. The proceeds from this offering will be used to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under the revolving credit facility.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2017 and 2016, were $24.6 million and $14.6 million. Growth capital expenditures were $108.9 million and $91.0 million for the three months ended March 31, 2017 and 2016. We expect total capital expenditures to be approximately $850.0 million in 2017, including approximately $140.0 million for maintenance capital and $710.0 million related to growth projects.

Contractual Obligations

Our principal debt obligations at March 31, 2017, and December 31, 2016, were $3.6 billion. Refer to Note 6 in Part I, Item 1 of this Report and our 2016 Annual Report on Form 10-K for more information.

Distributions

For the three months ended March 31, 2017 and 2016, we paid distributions of $25.6 million and $25.5 million to our partners. Note 5 in Part I, Item 1 of this Report contains further discussion regarding our distributions. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2016 Annual Report on Form 10-K for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $47.0 million to $169.3 million for the three months ended March 31, 2017, compared to $122.3 million for the comparable 2016 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation and amortization, and the 2016 settlement of the Gulf South rate refund.

Changes in cash flow from investing activities

Net cash used in investing activities increased $28.0 million to $133.5 million for the three months ended March 31, 2017, compared to $105.5 million for the comparable 2016 period. The increase was primarily driven by an increase in capital expenditures related to our growth projects discussed above in Capital Expenditures.

Changes in cash flow from financing activities

Net cash used in financing activities increased $1.1 million to $11.7 million for the three months ended March 31, 2017, compared to $10.6 million for the comparable 2016 period. The increase in cash used resulted primarily from the refinancing of maturing debt, which proceeds were initially used to reduce borrowings under the revolving credit facility, as discussed above in Liquidity and Capital Resources.

Off-Balance Sheet Arrangements

At March 31, 2017, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

Critical Accounting Policies

Certain amounts included in or affecting our unaudited condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain judgments and assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and judgments affect the reported amounts for assets, liabilities, revenues, expenses and our disclosure of contingent assets and liabilities in our financial statements. We evaluate these estimates and judgments on an ongoing basis, utilizing historical experience, consultation with third parties and other methods we consider reasonable. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

During 2017, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2016 Annual Report on Form 10-K.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to our ability to maintain or replace expiring gas transportation and storage contracts, our ability to complete projects that we have commenced or will commence, the impact of changes to laws and regulations, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, to contract and physically make our systems bi-directional, and to sell short-term capacity on our pipelines.

Refer to Part I, Item 1A and Part II, Item 7 of our 2016 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2016 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 4 in Part I, Item 1 of this Report.

Item 1A.  Risk Factors

For a discussion of additional Risk Factors, refer to Part I, Item 1A of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
February 21, 2017 (1)	10,812	$18.50	—	—

(1)	Our general partner purchased 10,812 of our common units on the open market and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description

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

4.1
Sixth Supplemental Indenture dated as of January 12, 2017, to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 1, 2017	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer