Form 10-Q
period 2017-06-30
Boardwalk Pipeline Partners, LP
filed 2017-07-31
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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

As of July 31, 2017, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2017

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$77.3	$4.6
Receivables:
Trade, net	101.6	127.1
Other	11.2	12.7
Gas transportation receivables	4.3	8.2
Gas and liquids stored underground	4.7	1.3
Prepayments	21.9	17.7
Other current assets	1.1	2.6
Total current assets	222.1	174.2

Property, Plant and Equipment:
Natural gas transmission and other plant	10,035.0	9,958.8
Construction work in progress	463.6	368.5
Property, plant and equipment, gross	10,498.6	10,327.3
Less—accumulated depreciation and amortization	2,468.1	2,333.8
Property, plant and equipment, net	8,030.5	7,993.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	95.7	93.5
Other	137.6	139.2
Total other assets	470.7	470.1

Total Assets	$8,723.3	$8,637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2017	December 31, 2016
Current Liabilities:
Payables:
Trade	$103.3	$113.8
Affiliates	1.5	1.4
Other	25.0	23.7
Gas payables	7.8	6.7
Accrued taxes, other	53.1	52.7
Accrued interest	43.9	40.6
Accrued payroll and employee benefits	26.5	38.5
Construction retainage	17.8	19.6
Deferred income	5.5	7.5
Other current liabilities	25.0	28.4
Total current liabilities	309.4	332.9

Long-term debt and capital lease obligation	3,574.5	3,558.0

Other Liabilities and Deferred Credits:
Pension liability	22.2	22.0
Asset retirement obligation	44.3	44.7
Provision for other asset retirement	65.4	63.7
Payable to affiliate	16.0	16.0
Other	68.2	69.6
Total other liabilities and deferred credits	216.1	216.0

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of June 30, 2017, and December 31, 2016	4,612.2	4,522.2
General partner	90.7	88.8
Accumulated other comprehensive loss	(79.6)	(80.1)
Total partners’ capital	4,623.3	4,530.9
Total Liabilities and Partners' Capital	$8,723.3	$8,637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Transportation	$278.7	$269.8	$597.3	$575.7
Parking and lending	7.9	4.4	13.3	8.5
Storage	19.9	23.6	43.3	44.6
Other	11.1	8.5	30.7	22.5
Total operating revenues	317.6	306.3	684.6	651.3

Operating Costs and Expenses:
Fuel and transportation	14.5	11.6	33.7	31.9
Operation and maintenance	51.6	48.3	92.0	91.7
Administrative and general	34.2	35.5	68.8	70.2
Depreciation and amortization	80.2	79.1	160.8	158.1
Loss on sale of assets and impairments	47.1	—	47.1	—
Taxes other than income taxes	22.8	22.5	50.2	48.5
Total operating costs and expenses	250.4	197.0	452.6	400.4

Operating income	67.2	109.3	232.0	250.9

Other Deductions (Income):
Interest expense	43.9	45.4	90.1	88.0
Interest income	(0.2)	(0.1)	(0.3)	(0.2)
Miscellaneous other income, net	(0.6)	(1.9)	(1.4)	(4.0)
Total other deductions	43.1	43.4	88.4	83.8

Income before income taxes	24.1	65.9	143.6	167.1

Income taxes	0.4	0.2	0.6	0.4

Net income	$23.7	$65.7	$143.0	$166.7

Net Income per Unit:
Net income per common unit	$0.09	$0.26	$0.56	$0.65
Weighted-average number of common units outstanding	250.3	250.3	250.3	250.3
Cash distribution declared and paid to common units per common unit	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$23.7	$65.7	$143.0	$166.7
Other comprehensive income (loss):
Loss on cash flow hedge	—	—	(1.5)	—
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	1.3	1.2
Pension and other postretirement benefit costs	0.4	1.1	0.7	1.7
Total Comprehensive Income	$24.7	$67.4	$143.5	$169.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2017	2016
Net income	$143.0	$166.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	160.8	158.1
Amortization of deferred costs and other	3.9	2.8
Loss on sale of assets and impairments	47.1	—
Changes in operating assets and liabilities:
Trade and other receivables	26.6	17.6
Gas receivables and storage assets	(1.7)	(0.1)
Costs recoverable from customers	2.2	—
Other assets	(7.3)	(4.9)
Trade and other payables	(7.0)	(31.5)
Other payables, affiliates	—	(0.1)
Gas payables	(4.5)	1.5
Accrued liabilities	(8.3)	2.3
Other liabilities	(6.9)	(7.7)
Net cash provided by operating activities	347.9	304.7

INVESTING ACTIVITIES:
Capital expenditures	(302.8)	(259.0)
Proceeds from sale of operating assets	64.8	0.1
Net cash used in investing activities	(238.0)	(258.9)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	494.0	539.1
Repayment of borrowings from long-term debt	(300.0)	—
Proceeds from borrowings on revolving credit agreement	160.0	255.0
Repayment of borrowings on revolving credit agreement	(340.0)	(630.0)
Principal payment of capital lease obligation	(0.2)	(0.2)
Advances from affiliates	0.1	0.1
Distributions paid	(51.1)	(51.1)
Net cash (used in) provided by financing activities	(37.2)	112.9
Increase in cash and cash equivalents	72.7	158.7
Cash and cash equivalents at beginning of period	4.6	3.1
Cash and cash equivalents at end of period	$77.3	$161.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Accumulated Other Comp (Loss) Income	Total Equity
Balance January 1, 2016	$4,326.2	$84.8	$(84.3)	$4,326.7
Add (deduct):
Net income	163.4	3.3	—	166.7
Distributions paid	(50.1)	(1.0)	—	(51.1)
Other comprehensive income, net of tax	—	—	2.9	2.9
Balance June 30, 2016	$4,439.5	$87.1	$(81.4)	$4,445.2

Balance January 1, 2017	$4,522.2	$88.8	$(80.1)	$4,530.9
Add (deduct):
Net income	140.1	2.9	—	143.0
Distributions paid	(50.1)	(1.0)	—	(51.1)
Other comprehensive income, net of tax	—	—	0.5	0.5
Balance June 30, 2017	$4,612.2	$90.7	$(79.6)	$4,623.3

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

As of July 28, 2017, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs) of the Partnership. As of July 28, 2017, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2017, and December 31, 2016, and its results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and changes in cash flows and changes in partners' capital for the six months ended June 30, 2017 and 2016. Reference is made to the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Asset Disposition and Impairments

On May 9, 2017, the Partnership sold its Flag City Processing Partners, LLC subsidiary, which owns the Flag City processing plant and related assets, to a third party for approximately $64.7 million, including customary adjustments. The Partnership recorded losses and impairments, reported within Total Operating Costs and Expenses, of $47.1 million on the sale. The fair value measurements of the assets sold and impaired were based on Level 3 inputs under the fair value hierarchy.

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services (NNS), and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2017, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 11.0 trillion British thermal units (TBtu). Assuming an average market price during June 2017 of $2.85 per million British thermal unit, the market value of that gas was approximately $31.4 million. As of June 30, 2017, there were no outstanding NGLs imbalances owed to the operating subsidiaries. As of December 31, 2016, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 13.6 TBtu. As of December 31, 2016, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 million barrels. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4: Other Comprehensive Income (OCI) and Fair Value Measurements

OCI

The Partnership had no outstanding derivatives at June 30, 2017, and December 31, 2016, but had $6.2 million and $6.0 million of Accumulated other comprehensive income (loss) (AOCI) related to cash flow hedges as of June 30, 2017, and December 31, 2016, which relate to settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $2.0 million of net losses from cash flow hedges reported in AOCI as of June 30, 2017, are expected to be reclassified into earnings within the next twelve months.

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended June 30, 2017 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, April 1, 2017	$(6.8)	$(73.8)	$(80.6)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	0.4	0.4

Ending balance, June 30, 2017	$(6.2)	$(73.4)	$(79.6)

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

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the six months ended June 30, 2017 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2017	$(6.0)	$(74.1)	$(80.1)
Loss recorded in AOCI	(1.5)	—	(1.5)
Reclassifications:
Interest expense	1.3	—	1.3
Pension and other postretirement benefit costs	—	0.7	0.7

Ending balance, June 30, 2017	$(6.2)	$(73.4)	$(79.6)

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at June 30, 2017, and December 31, 2016. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2017, and December 31, 2016. The Partnership had no variable-rate debt outstanding as of June 30, 2017. The carrying amount of the Partnership's variable-rate debt at December 31, 2016, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, were as follows (in millions):

As of June 30, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$77.3		$77.3	$—	$—	$77.3

Financial Liabilities
Long-term debt	$3,575.8	(1)	$—	$3,777.2	$—	$3,777.2

(1) The carrying amount of long-term debt excludes an $8.4 million long-term capital lease obligation and
$9.7 million of unamortized debt issuance costs.

As of December 31, 2016			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.6		$4.6	$—	$—	$4.6

Financial Liabilities
Long-term debt	$3,558.9	(1)	$—	$3,709.2	$—	$3,709.2

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

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South Pipeline Company, LP, (Gulf South) along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the U.S. District Court for the Eastern District of New Orleans (Court) in August 2013. The lawsuit claims include negligence, strict liability, public nuisance, private nuisance, breach of contract and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit seeks abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization and ridge restoration. On February 13, 2015, the Court dismissed the case with prejudice. The Flood Protection Authority appealed the dismissal of the case to the U.S. Court of Appeals for the Fifth Circuit in May 2015 (Case No. 15-CV-30162). On March 3, 2017, the U.S. Court of Appeals for the Fifth Circuit upheld the Court’s dismissal. On April 12, 2017, the Fifth Circuit denied the Flood Protection Authorities' Petition for Rehearing En Banc. On July 11, 2017, the plaintiffs filed a writ of certiorari with the United States Supreme Court to review the case.

Settlements and Insurance Proceeds

In the second quarter 2016, the Partnership received $12.7 million in cash from the settlement of a legal claim which was recorded in Transportation revenues.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of June 30, 2017, and December 31, 2016, the Partnership had an accrued liability of approximately $4.5 million and $5.0 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next five years. As of June 30, 2017, and December 31, 2016, approximately $1.7 million was recorded in Other current liabilities for each period and approximately $2.8 million and $3.3 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2017, were approximately $290.8 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Notes 4 and 10 to the Partnership’s 2016 Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

In the second quarters 2017 and 2016, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In July 2017, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended June 30, 2017 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$23.7
Declared distribution	25.6	$25.1	$0.5
Assumed allocation of undistributed net loss	(1.9)	(1.9)	—
Assumed allocation of net income attributable to limited partner unitholders and general partner	$23.7	$23.2	$0.5
Weighted-average units outstanding		250.3
Net income per unit		$0.09

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the six months ended June 30, 2017 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$143.0
Declared distribution	51.1	$50.1	$1.0
Assumed allocation of undistributed net income	91.9	90.1	1.8
Assumed allocation of net income attributable to limited partner unitholders and general partner	$143.0	$140.2	$2.8
Weighted-average units outstanding		250.3
Net income per unit		$0.56

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

Note 7:  Financing

Notes and Debentures

As of June 30, 2017, and December 31, 2016, the Partnership had notes and debentures outstanding of $3.6 billion and $3.4 billion with weighted-average interest rates of 5.29% and 5.46%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At June 30, 2017, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Partnership has included $460.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheet as of June 30, 2017. The Partnership has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of June 30, 2017. The Partnership expects to retire these notes at their maturity.

Issuance of Notes

For the six months ended June 30, 2017 and 2016, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
January 2017	Boardwalk Pipelines	$500.0	$6.0	$494.0	(1)	4.45%	July 15, 2027	January 15 and July 15
May 2016	Boardwalk Pipelines	$550.0	$10.9	$539.1	(2)	5.95%	June 1, 2026	June 1 and December 1

(1) The net proceeds of this offering will be used to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under the revolving credit facility.

(2) The net proceeds of this offering were used to retire the outstanding $250.0 million aggregate principal amount of Boardwalk Pipelines 5.875% notes due 2016 and the outstanding $300.0 million aggregate principal amount of Boardwalk Pipelines 5.50% notes due 2017 at their maturity. Initially, the Partnership used the net proceeds to reduce outstanding borrowings under its revolving credit facility.

Revolving Credit Facility

As of June 30, 2017, the Partnership had no outstanding borrowings under its revolving credit facility. Outstanding borrowings under the Partnership’s revolving credit facility as of December 31, 2016, were $180.0 million with a weighted-average borrowing rate of 1.96%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of June 30, 2017. In July 2017, the Partnership extended the maturity date of the revolving credit facility by one additional year to May 26, 2022. The borrowing capacity of the revolving credit facility is $1.475 billion for the first extension period of May 27, 2020, to May 26, 2021, and $1.393 billion for the second extension period of May 27, 2021, to May 26, 2022, as certain banks elected to not participate in the extensions.

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

Note 8:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2017 and 2016, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.9	$0.9	$—	$0.1
Interest cost	1.1	1.2	0.4	0.5
Expected return on plan assets	(2.0)	(2.0)	(1.1)	(1.2)
Amortization of prior service credit	—	—	—	(0.2)
Amortization of unrecognized net loss	0.5	0.6	—	—
Settlement charge	0.6	1.2	—	—
Net periodic benefit cost	$1.1	$1.9	$(0.7)	$(0.8)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2017 and 2016, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1.8	$1.8	$0.1	$0.2
Interest cost	2.3	2.4	0.8	1.0
Expected return on plan assets	(3.9)	(4.0)	(2.2)	(2.4)
Amortization of prior service credit	—	—	—	(0.5)
Amortization of unrecognized net loss	0.9	1.2	—	—
Settlement charge	1.1	2.0	—	—
Net periodic benefit cost	$2.2	$3.4	$(1.3)	$(1.7)

Through the date of this filing, the Partnership has made no contributions to the defined benefit pension plan in 2017, but expects to fund $3.0 million in the third quarter 2017.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.7 million and $2.6 million for the three months ended June 30, 2017 and 2016, and $5.4 million and $5.1 million for the six months ended June 30, 2017 and 2016.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.6 million and $1.8 million for the three months ended June 30, 2017 and 2016, and $3.3 million and $3.5 million for the six months ended June 30, 2017 and 2016.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.0 million and $13.2 million for the three months ended June 30, 2017 and 2016, and $26.1 million and $26.3 million for the six months ended June 30, 2017 and 2016.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2017	2016
Cash paid during the period for:
Interest (net of amount capitalized)	$82.4	$78.7
Non-cash adjustments:
Accounts payable and property, plant and equipment	90.0	94.6

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

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries have no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and have no restricted assets at June 30, 2017, and December 31, 2016. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of June 30, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.7	$75.0	$1.6	$—	$77.3
Receivables	—	—	112.8	—	112.8
Receivables - affiliate	—	—	6.9	(6.9)	—
Gas and liquids stored underground	—	—	4.7	—	4.7
Prepayments	0.5	0.1	21.3	—	21.9
Advances to affiliates	—	2.4	10.1	(12.5)	—
Other current assets	—	0.1	6.8	(1.5)	5.4
Total current assets	1.2	77.6	164.2	(20.9)	222.1
Investment in consolidated subsidiaries	2,544.6	6,829.8	—	(9,374.4)	—
Property, plant and equipment, gross	0.6	—	10,498.0	—	10,498.6
Less–accumulated depreciation and amortization	0.6	—	2,467.5	—	2,468.1
Property, plant and equipment, net	—	—	8,030.5	—	8,030.5
Advances to affiliates – noncurrent	2,095.3	508.7	283.3	(2,887.3)	—
Other noncurrent assets	—	2.9	467.5	0.3	470.7
Total other assets	2,095.3	511.6	750.8	(2,887.0)	470.7

Total Assets	$4,641.1	$7,419.0	$8,945.5	$(12,282.3)	$8,723.3

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.3	$0.2	$127.8	$—	$128.3
Payable to affiliates	1.5	—	6.9	(6.9)	1.5
Advances from affiliates	—	10.1	2.4	(12.5)	—
Other current liabilities	—	25.3	155.5	(1.2)	179.6
Total current liabilities	1.8	35.6	292.6	(20.6)	309.4
Long-term debt and capital lease obligation	—	2,460.2	1,114.3	—	3,574.5
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,378.6	508.7	(2,887.3)	—
Other noncurrent liabilities	—	—	200.1	—	200.1
Total other liabilities and deferred credits	16.0	2,378.6	708.8	(2,887.3)	216.1
Total partners' capital	4,623.3	2,544.6	6,829.8	(9,374.4)	4,623.3

Total Liabilities and Partners' Capital	$4,641.1	$7,419.0	$8,945.5	$(12,282.3)	$8,723.3

Condensed Consolidating Balance Sheets as of December 31, 2016
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.6	$1.8	$2.2	$—	$4.6
Receivables	—	—	139.8	—	139.8
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	1.3	—	1.3
Prepayments	0.4	—	17.3	—	17.7
Advances to affiliates	—	72.9	102.7	(175.6)	—
Other current assets	—	—	13.9	(3.1)	10.8
Total current assets	1.0	74.7	284.2	(185.7)	174.2
Investment in consolidated subsidiaries	2,423.2	6,653.6	—	(9,076.8)	—
Property, plant and equipment, gross	0.6	—	10,326.7	—	10,327.3
Less–accumulated depreciation and amortization	0.6	—	2,333.2	—	2,333.8
Property, plant and equipment, net	—	—	7,993.5	—	7,993.5
Advances to affiliates – noncurrent	2,125.0	435.0	229.3	(2,789.3)	—
Other noncurrent assets	—	3.3	466.8	—	470.1
Total other assets	2,125.0	438.3	696.1	(2,789.3)	470.1

Total Assets	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.9	$0.2	$136.4	$—	$137.5
Payable to affiliates	1.4	—	7.0	(7.0)	1.4
Advances from affiliates	—	102.7	72.9	(175.6)	—
Other current liabilities	—	21.8	175.3	(3.1)	194.0
Total current liabilities	2.3	124.7	391.6	(185.7)	332.9
Long-term debt and capital lease obligation	—	2,264.4	1,293.6	—	3,558.0
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,354.3	435.0	(2,789.3)	—
Other noncurrent liabilities	—	—	200.0	—	200.0
Total other liabilities and deferred credits	16.0	2,354.3	635.0	(2,789.3)	216.0
Total partners' capital	4,530.9	2,423.2	6,653.6	(9,076.8)	4,530.9

Total Liabilities and Partners' Capital	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$300.6	$(21.9)	$278.7
Parking and lending	—	—	8.1	(0.2)	7.9
Storage	—	—	19.9	—	19.9
Other	—	—	11.1	—	11.1
Total operating revenues	—	—	339.7	(22.1)	317.6

Operating Costs and Expenses:
Fuel and transportation	—	—	36.6	(22.1)	14.5
Operation and maintenance	—	—	51.6	—	51.6
Administrative and general	—	—	34.2	—	34.2
Other operating costs and expenses	—	—	150.1	—	150.1
Total operating costs and expenses	—	—	272.5	(22.1)	250.4
Operating income	—	—	67.2	—	67.2

Other Deductions (Income):
Interest expense	—	32.4	11.5	—	43.9
Interest (income) expense - affiliates, net	(11.4)	10.0	1.4	—	—
Interest income	—	(0.1)	(0.1)	—	(0.2)
Equity in earnings of subsidiaries	(12.3)	(54.6)	—	66.9	—
Miscellaneous other income, net	—	—	(0.6)	—	(0.6)
Total other (income) deductions	(23.7)	(12.3)	12.2	66.9	43.1

Income (loss) before income taxes	23.7	12.3	55.0	(66.9)	24.1
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$23.7	$12.3	$54.6	$(66.9)	$23.7

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$291.7	$(21.9)	$269.8
Parking and lending	—	—	5.4	(1.0)	4.4
Storage	—	—	23.6	—	23.6
Other	—	—	8.5	—	8.5
Total operating revenues	—	—	329.2	(22.9)	306.3

Operating Costs and Expenses:
Fuel and transportation	—	—	34.5	(22.9)	11.6
Operation and maintenance	—	—	48.3	—	48.3
Administrative and general	—	—	35.5	—	35.5
Other operating costs and expenses	0.1	—	101.5	—	101.6
Total operating costs and expenses	0.1	—	219.8	(22.9)	197.0
Operating (loss) income	(0.1)	—	109.4	—	109.3

Other Deductions (Income):
Interest expense	—	30.4	15.0	—	45.4
Interest (income) expense - affiliates, net	(9.0)	11.5	(2.5)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(57.0)	(98.9)	—	155.9	—
Miscellaneous other deductions (income), net	0.2	—	(2.1)	—	(1.9)
Total other (income) deductions	(65.8)	(57.0)	10.3	155.9	43.4

Income (loss) before income taxes	65.7	57.0	99.1	(155.9)	65.9
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$65.7	$57.0	$98.9	$(155.9)	$65.7

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$641.1	$(43.8)	$597.3
Parking and lending	—	—	13.5	(0.2)	13.3
Storage	—	—	43.3	—	43.3
Other	—	—	30.7	—	30.7
Total operating revenues	—	—	728.6	(44.0)	684.6

Operating Costs and Expenses:
Fuel and transportation	—	—	77.7	(44.0)	33.7
Operation and maintenance	—	—	92.0	—	92.0
Administrative and general	—	—	68.8	—	68.8
Other operating costs and expenses	0.1	—	258.0	—	258.1
Total operating costs and expenses	0.1	—	496.5	(44.0)	452.6
Operating (loss) income	(0.1)	—	232.1	—	232.0

Other Deductions (Income):
Interest expense	—	65.4	24.7	—	90.1
Interest (income) expense - affiliates, net	(22.2)	19.1	3.1	—	—
Interest income	—	(0.2)	(0.1)	—	(0.3)
Equity in earnings of subsidiaries	(120.9)	(205.2)	—	326.1	—
Miscellaneous other income, net	—	—	(1.4)	—	(1.4)
Total other (income) deductions	(143.1)	(120.9)	26.3	326.1	88.4

Income (loss) before income taxes	143.0	120.9	205.8	(326.1)	143.6
Income taxes	—	—	0.6	—	0.6
Net income (loss)	$143.0	$120.9	$205.2	$(326.1)	$143.0

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$619.1	$(43.4)	$575.7
Parking and lending	—	—	9.5	(1.0)	8.5
Storage	—	—	44.6	—	44.6
Other	—	—	22.5	—	22.5
Total operating revenues	—	—	695.7	(44.4)	651.3

Operating Costs and Expenses:
Fuel and transportation	—	—	76.3	(44.4)	31.9
Operation and maintenance	—	—	91.7	—	91.7
Administrative and general	0.1	—	70.1	—	70.2
Other operating costs and expenses	0.2	—	206.4	—	206.6
Total operating costs and expenses	0.3	—	444.5	(44.4)	400.4
Operating (loss) income	(0.3)	—	251.2	—	250.9

Other Deductions (Income):
Interest expense	—	56.5	31.5	—	88.0
Interest (income) expense - affiliates, net	(17.9)	23.5	(5.6)	—	—
Interest income	—	—	(0.2)	—	(0.2)
Equity in earnings of subsidiaries	(149.3)	(229.3)	—	378.6	—
Miscellaneous other deductions (income), net	0.2	—	(4.2)	—	(4.0)
Total other (income) deductions	(167.0)	(149.3)	21.5	378.6	83.8

Income (loss) before income taxes	166.7	149.3	229.7	(378.6)	167.1
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$166.7	$149.3	$229.3	$(378.6)	$166.7

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$23.7	$12.3	$54.6	$(66.9)	$23.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.1	(0.7)	0.6
Pension and other postretirement benefit costs	0.4	0.4	0.4	(0.8)	0.4
Total Comprehensive Income (Loss)	$24.7	$13.3	$55.1	$(68.4)	$24.7

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$65.7	$57.0	$98.9	$(155.9)	$65.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	1.1	1.1	1.1	(2.2)	1.1
Total Comprehensive Income (Loss)	$67.4	$58.7	$100.2	$(158.9)	$67.4

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$143.0	$120.9	$205.2	$(326.1)	$143.0
Other comprehensive income (loss):
Loss on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	1.3	1.3	0.3	(1.6)	1.3
Pension and other postretirement benefit costs	0.7	0.7	0.7	(1.4)	0.7
Total Comprehensive Income (Loss)	$143.5	$121.4	$206.2	$(327.6)	$143.5

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$166.7	$149.3	$229.3	$(378.6)	$166.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.2	1.2	0.4	(1.6)	1.2
Pension and other postretirement benefit costs	1.7	1.7	1.7	(3.4)	1.7
Total Comprehensive Income (Loss)	$169.6	$152.2	$231.4	$(383.6)	$169.6

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$21.4	$(79.3)	$405.8	$—	$347.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(302.8)	—	(302.8)
Proceeds from sale of operating assets	—	—	64.8	—	64.8
Advances to affiliates, net	29.7	(3.2)	8.6	(35.1)	—
Net cash provided by (used in) investing activities	29.7	(3.2)	(229.4)	(35.1)	(238.0)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	—	—	(300.0)
Proceeds from borrowings on revolving credit agreement	—	—	160.0	—	160.0
Repayment of borrowings on revolving credit agreement	—	—	(340.0)	—	(340.0)
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	0.1	(38.3)	3.2	35.1	0.1
Distributions paid	(51.1)	—	—	—	(51.1)
Net cash (used in) provided by financing activities	(51.0)	155.7	(177.0)	35.1	(37.2)

Increase (decrease) in cash and cash equivalents	0.1	73.2	(0.6)	—	72.7
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.7	$75.0	$1.6	$—	$77.3

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$17.8	$(73.3)	$360.2	$—	$304.7

INVESTING ACTIVITIES:
Capital expenditures	—	—	(259.0)	—	(259.0)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	33.6	(6.5)	270.1	(297.2)	—
Net cash provided by (used in) investing activities	33.6	(6.5)	11.2	(297.2)	(258.9)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	539.1	—	—	539.1
Proceeds from borrowings on revolving credit agreement	—	—	255.0	—	255.0
Repayment of borrowings on revolving credit agreement	—	—	(630.0)	—	(630.0)
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	0.1	(303.7)	6.5	297.2	0.1
Distributions paid	(51.1)	—	—	—	(51.1)
Net cash (used in) provided by financing activities	(51.0)	235.4	(368.7)	297.2	112.9

Increase in cash and cash equivalents	0.4	155.6	2.7	—	158.7
Cash and cash equivalents at beginning of period	—	0.3	2.8	—	3.1
Cash and cash equivalents at end of period	$0.4	$155.9	$5.5	$—	$161.8

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

Partly as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants, petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for us, several of which we placed into service during 2016. These include the Ohio to Louisiana Access project, the Southern Indiana Lateral, the Western Kentucky Market Lateral, a project to serve a power plant in South Texas, and in March 2017, the Northern Supply Access Project. We have an additional $1.1 billion of growth projects under development that are expected to be placed into service in 2017 through 2019, and through June 30, 2017, we have invested $424.6 million of capital in these projects. These new projects have lengthy planning and construction periods. As a result, these projects will not contribute to our earnings and cash flows until they are placed into service over the next several years.

Results of Operations

On May 9, 2017, we sold our Flag City Processing Partners, LLC subsidiary, which owns the Flag City processing plant and related assets, to a third party for approximately $64.7 million, including customary adjustments. We recorded losses and impairments, reported within Total Operating Costs and Expenses, of $47.1 million on the sale.

Effective April 1, 2016, Gulf South Pipeline Company, LP (Gulf South) implemented a fuel tracker. Fuel received from customers paying the full tariff rate and the related value of fuel used in transportation are recorded as a net regulatory asset or liability on the balance sheet. Had the fuel tracker been implemented January 1, 2016, operating revenues would have been lower by $5.0 million and fuel and transportation expense would have been lower by $4.0 million for the six months ended June 30, 2016. Refer to our 2016 Annual Report on Form 10-K for more information.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Our net income for the three months ended June 30, 2017, decreased $42.0 million, or 64%, to $23.7 million compared to $65.7 million for the three months ended June 30, 2016, primarily due to the sale of the Flag City processing plant and related assets in the second quarter of 2017 and $12.7 million of income from the settlement of a legal claim in the second quarter of 2016.

Operating revenues for the three months ended June 30, 2017, increased $11.3 million, or 4%, to $317.6 million, compared to $306.3 million for the three months ended June 30, 2016. Excluding the net effect of the 2016 legal settlement and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $21.1 million, or 7%. The increase was driven by an increase in transportation revenues of $19.6 million, which resulted from growth projects recently placed into service, partly offset by contract expirations.

Operating costs and expenses for the three months ended June 30, 2017, increased $53.4 million, or 27%, to $250.4 million, compared to $197.0 million for the three months ended June 30, 2016. Excluding items offset in operating revenues and the $47.1 million loss on the sale of Flag City assets, operating costs and expenses increased $3.4 million, or 2% when compared to the comparable period in 2016. The operating expense increase was primarily due to an increase in maintenance activities.

Total other deductions for the three months ended June 30, 2017, decreased $0.3 million, or less than 1%, to $43.1 million compared to $43.4 million for the 2016 period.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Our net income for the six months ended June 30, 2017, decreased $23.7 million, or 14%, to $143.0 million compared to $166.7 million for the six months ended June 30, 2016, primarily due to the sale of the Flag City processing plant and related assets in the second quarter of 2017 and $12.7 million of income from the settlement of a legal claim in the second quarter of 2016.

Operating revenues for the six months ended June 30, 2017, increased $33.3 million, or 5%, to $684.6 million, compared to $651.3 million for the six months ended June 30, 2016. Excluding the net effect of the 2016 legal settlement and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $44.2 million, or 7%. The increase was driven by an increase in transportation revenues of $35.4 million, which resulted from growth projects recently placed into service. Storage and PAL revenues were higher by $3.5 million primarily from the effects of favorable market conditions on time period price spreads.

Operating costs and expenses for the six months ended June 30, 2017, increased $52.2 million, or 13%, to $452.6 million, compared to $400.4 million for the six months ended June 30, 2016. Excluding items offset in operating revenues and the $47.1 million loss on the sale of Flag City assets, operating costs and expenses increased $3.3 million, or less than 1% when compared to the comparable period in 2016.

Total other deductions for the six months ended June 30, 2017, increased $4.6 million, or 5%, to $88.4 million compared to $83.8 million for the 2016 period. The increase in total other deductions was primarily a result of an increase in interest expense due to higher average debt levels at higher borrowing rates.

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

In July 2017, we extended the maturity date of our revolving credit facility by one additional year to May 26, 2022. The borrowing capacity of the revolving credit facility is $1.475 billion for the first extension period of May 27, 2020, to May 26, 2021, and $1.393 billion for the second extension period of May 27, 2021, to May 26, 2022, as certain banks elected to not participate in the extensions. In January 2017, we received net proceeds of approximately $494.0 million from the issuance of $500.0 million aggregate principal amount of Boardwalk Pipelines, LP 4.45% notes due in July 2027. The proceeds from this offering will be used to refinance future maturities of debt and to fund growth capital expenditures. Initially, the proceeds were used to reduce outstanding borrowings under the revolving credit facility.

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2017 and 2016, were $44.4 million and $41.4 million. Growth capital expenditures were $258.4 million and $217.6 million for the six months ended June 30, 2017 and 2016. We expect total capital expenditures to be approximately $790.0 million in 2017, including approximately $140.0 million for maintenance capital and $650.0 million related to growth projects. This reflects a $60.0 million reduction in our expected growth capital expenditures for 2017, resulting from both a delay in the timing of the expenditures and an overall reduction in spending.

Contractual Obligations

Our principal debt obligations at June 30, 2017, and December 31, 2016, were $3.6 billion. Refer to Note 7 in Part I, Item 1 of this Report and our 2016 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Distributions

For each of the six months ended June 30, 2017 and 2016, we paid distributions of $51.1 million to our partners. Note 6 in Part I, Item 1 of this Report contains further discussion regarding our distributions. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2016 Annual Report on Form 10-K for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets, increased $43.2 million to $347.9 million for the six months ended June 30, 2017, compared to $304.7 million for the comparable 2016 period primarily due to the change in net income and the 2016 settlement of the Gulf South rate refund.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $20.9 million to $238.0 million for the six months ended June 30, 2017, compared to $258.9 million for the comparable 2016 period. The decrease was driven by the proceeds received from the sale of the Flag City processing plant and related assets of $64.7 million, partially offset by an increase in capital expenditures of $43.8 million related to our growth projects.

Changes in cash flow from financing activities

Net cash used in financing activities increased $150.1 million to $37.2 million for the six months ended June 30, 2017, compared to $112.9 million cash provided for the comparable 2016 period. The increase resulted primarily from the refinancing of maturing debt, which proceeds were initially used to reduce borrowings under the revolving credit facility.

Off-Balance Sheet Arrangements

At June 30, 2017, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1 of this Report.

Item 1A.  Risk Factors

For a discussion of additional Risk Factors, refer to Part I, Item 1A of our 2016 Annual Report on Form 10-K.

Item 5. Other Information

Entry into a Material Definitive Agreement. (Item 1.01)

On July 28, 2017, the Partnership and certain of its subsidiaries entered into Amendment No. 2 to the Third Amended and Restated Revolving Credit Agreement (the Amendment) among the Partnership, as Guarantor, Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, each a wholly-owned subsidiary of the Partnership, as Borrowers, the several lenders and issuers party thereto, and Wells Fargo Bank, N.A., as administrative agent. Among other things, the Amendment extends the maturity date of the revolving credit facility from May 26, 2021, to May 26, 2022. The borrowing capacity of the revolving credit facility is $1.475 billion for the first extension period of May 27, 2020, to May 26, 2021, and $1.393 billion for the second extension period of May 27, 2021, to May 26, 2022, as certain banks elected to not participate in the extensions. All other previously disclosed significant terms and provisions of the Third Amended and Restated Revolving Credit Agreement remain in effect, except that clarifying language was provided for the definition of Consolidated EBITDA.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. (Item 2.03)

The information included above is incorporated herein by reference. The summary of the Amendment in this report does not purport to be complete and is qualified by reference to the full text of the Amendment, copies of which are filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

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

*10.1
Amendment No. 2 to the Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2017, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, and Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets, Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
July 31, 2017	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer