Form 10-Q
period 2017-09-30
Boardwalk Pipeline Partners, LP
filed 2017-10-30
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
Yes ☐ No ☒

As of October 30, 2017, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2017

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$22.6	$4.6
Receivables:
Trade, net	94.2	127.1
Other	14.0	12.7
Gas transportation receivables	6.2	8.2
Gas and liquids stored underground	5.6	1.3
Prepayments	19.8	17.7
Other current assets	0.8	2.6
Total current assets	163.2	174.2

Property, Plant and Equipment:
Natural gas transmission and other plant	10,112.5	9,958.8
Construction work in progress	562.2	368.5
Property, plant and equipment, gross	10,674.7	10,327.3
Less—accumulated depreciation and amortization	2,543.1	2,333.8
Property, plant and equipment, net	8,131.6	7,993.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	92.5	93.5
Other	137.4	139.2
Total other assets	467.3	470.1

Total Assets	$8,762.1	$8,637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2017	December 31, 2016
Current Liabilities:
Payables:
Trade	$78.2	$113.8
Affiliates	1.5	1.4
Other	9.7	23.7
Gas payables	6.1	6.7
Accrued taxes, other	75.7	52.7
Accrued interest	38.7	40.6
Accrued payroll and employee benefits	28.1	38.5
Construction retainage	24.5	19.6
Deferred income	2.9	7.5
Other current liabilities	27.3	28.4
Total current liabilities	292.7	332.9

Long-term debt and capital lease obligation	3,585.7	3,558.0

Other Liabilities and Deferred Credits:
Pension liability	19.3	22.0
Asset retirement obligation	44.6	44.7
Provision for other asset retirement	64.6	63.7
Payable to affiliate	16.0	16.0
Other	71.0	69.6
Total other liabilities and deferred credits	215.5	216.0

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of September 30, 2017, and December 31, 2016	4,655.6	4,522.2
General partner	91.5	88.8
Accumulated other comprehensive loss	(78.9)	(80.1)
Total partners’ capital	4,668.2	4,530.9
Total Liabilities and Partners' Capital	$8,762.1	$8,637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Transportation	$272.9	$259.6	$870.2	$835.3
Parking and lending	4.3	4.9	17.6	13.4
Storage	18.9	23.4	62.2	68.0
Other	4.4	15.4	35.1	37.9
Total operating revenues	300.5	303.3	985.1	954.6

Operating Costs and Expenses:
Fuel and transportation	9.0	19.1	42.7	51.0
Operation and maintenance	49.0	52.1	141.0	143.8
Administrative and general	26.3	34.4	95.1	104.6
Depreciation and amortization	80.6	80.6	241.4	238.7
(Gain) loss on sale of assets and impairments	—	(0.1)	47.1	(0.1)
Taxes other than income taxes	24.8	23.5	75.0	72.0
Total operating costs and expenses	189.7	209.6	642.3	610.0

Operating income	110.8	93.7	342.8	344.6

Other Deductions (Income):
Interest expense	41.0	48.4	131.1	136.4
Interest income	—	(0.1)	(0.3)	(0.3)
Miscellaneous other income, net	(0.3)	(1.9)	(1.7)	(5.9)
Total other deductions	40.7	46.4	129.1	130.2

Income before income taxes	70.1	47.3	213.7	214.4

Income taxes	0.3	—	0.9	0.4

Net income	$69.8	$47.3	$212.8	$214.0

Net Income per Unit:
Net income per common unit	$0.27	$0.19	$0.83	$0.84
Weighted-average number of common units outstanding	250.3	250.3	250.3	250.3
Cash distribution declared and paid to common units per common unit	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$69.8	$47.3	$212.8	$214.0
Other comprehensive income (loss):
Loss on cash flow hedge	—	—	(1.5)	—
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	1.9	1.8
Pension and other postretirement benefit costs	0.1	0.6	0.8	2.3
Total Comprehensive Income	$70.5	$48.5	$214.0	$218.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2017	2016
Net income	$212.8	$214.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	241.4	238.7
Amortization of deferred costs and other	4.9	4.3
Loss (gain) on sale of assets and impairments	47.1	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables	31.2	10.0
Gas receivables and storage assets	(1.3)	—
Costs recoverable from customers	3.0	—
Other assets	(4.4)	(7.1)
Trade and other payables	(22.0)	(27.0)
Other payables, affiliates	—	(0.1)
Gas payables	(5.4)	2.9
Accrued liabilities	9.5	28.7
Other liabilities	(13.6)	(10.1)
Net cash provided by operating activities	503.2	454.2

INVESTING ACTIVITIES:
Capital expenditures	(496.0)	(432.4)
Proceeds from sale of operating assets	63.7	0.2
Net cash used in investing activities	(432.3)	(432.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	494.0	539.1
Repayment of borrowings from long-term debt	(575.0)	—
Proceeds from borrowings on revolving credit agreement	505.0	255.0
Repayment of borrowings on revolving credit agreement, including financing fees	(400.0)	(630.8)
Principal payment of capital lease obligation	(0.3)	(0.3)
Advances from affiliates	0.1	—
Distributions paid	(76.7)	(76.7)
Net cash (used in) provided by financing activities	(52.9)	86.3
Increase in cash and cash equivalents	18.0	108.3
Cash and cash equivalents at beginning of period	4.6	3.1
Cash and cash equivalents at end of period	$22.6	$111.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Accumulated Other Comp Income (Loss)	Total Equity
Balance January 1, 2016	$4,326.2	$84.8	$(84.3)	$4,326.7
Add (deduct):
Net income	209.7	4.3	—	214.0
Distributions paid	(75.2)	(1.5)	—	(76.7)
Other comprehensive income, net of tax	—	—	4.1	4.1
Balance September 30, 2016	$4,460.7	$87.6	$(80.2)	$4,468.1

Balance January 1, 2017	$4,522.2	$88.8	$(80.1)	$4,530.9
Add (deduct):
Net income	208.6	4.2	—	212.8
Distributions paid	(75.2)	(1.5)	—	(76.7)
Other comprehensive income, net of tax	—	—	1.2	1.2
Balance September 30, 2017	$4,655.6	$91.5	$(78.9)	$4,668.2

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

As of October 27, 2017, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs) of the Partnership. As of October 27, 2017, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2017, and December 31, 2016, and its results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and changes in cash flows and changes in partners' capital for the nine months ended September 30, 2017 and 2016. Reference is made to the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 to the Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements.

Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Asset Disposition and Impairments

On May 9, 2017, the Partnership sold its Flag City Processing Partners, LLC subsidiary, which owns the Flag City processing plant and related assets, to a third party for approximately $63.6 million, including customary adjustments. The Partnership recorded losses and impairments, reported within Total Operating Costs and Expenses, of $47.1 million on the sale. The fair value measurements of the assets sold and impaired were based on Level 3 inputs under the fair value hierarchy.

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and no-notice services (NNS), and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of September 30, 2017, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 8.8 trillion British thermal units (TBtu). Assuming an average market price during September 2017 of $2.86 per million British thermal unit, the market value of that gas was approximately $25.1 million. As of September 30, 2017, there were no outstanding NGLs imbalances owed to the operating subsidiaries. As of December 31, 2016, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and NNS was approximately 13.6 TBtu. As of December 31, 2016, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 million barrels. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 4: Other Comprehensive Income (OCI) and Fair Value Measurements

OCI

The Partnership had no outstanding derivatives at September 30, 2017, and December 31, 2016, but had $5.6 million and $6.0 million of Accumulated other comprehensive income (loss) (AOCI) related to cash flow hedges as of September 30, 2017, and December 31, 2016, which relate to settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $1.5 million of net losses from cash flow hedges reported in AOCI as of September 30, 2017, are expected to be reclassified into earnings within the next twelve months.

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended September 30, 2017 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, July 1, 2017	$(6.2)	$(73.4)	$(79.6)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	0.1	0.1

Ending balance, September 30, 2017	$(5.6)	$(73.3)	$(78.9)

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

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the nine months ended September 30, 2017 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2017	$(6.0)	$(74.1)	$(80.1)
Loss recorded in AOCI	(1.5)	—	(1.5)
Reclassifications:
Interest expense	1.9	—	1.9
Pension and other postretirement benefit costs	—	0.8	0.8

Ending balance, September 30, 2017	$(5.6)	$(73.3)	$(78.9)

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at September 30, 2017, and December 31, 2016. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2017, and December 31, 2016. The carrying amount of the Partnership's variable-rate debt at September 30, 2017, and December 31, 2016, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, were as follows (in millions):

As of September 30, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$22.6		$22.6	$—	$—	$22.6

Financial Liabilities
Long-term debt	$3,586.7	(1)	$—	$3,792.1	$—	$3,792.1

(1) The carrying amount of long-term debt excludes an $8.2 million long-term capital lease obligation and
$9.2 million of unamortized debt issuance costs.

As of December 31, 2016			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.6		$4.6	$—	$—	$4.6

Financial Liabilities
Long-term debt	$3,558.9	(1)	$—	$3,709.2	$—	$3,709.2

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

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of September 30, 2017, and December 31, 2016, the Partnership had an accrued liability of approximately $5.1 million and $5.0 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next five years. As of September 30, 2017, and December 31, 2016, $1.1 million and $1.7 million were recorded in Other current liabilities and $4.0 million and $3.3 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2017, were approximately $248.1 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Notes 4 and 10 to the Partnership’s 2016 Annual Report on Form 10-K.

Note 6:  Cash Distributions and Net Income per Unit

Cash Distributions

In the third quarters 2017 and 2016, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In October 2017, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended September 30, 2017 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$69.8
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net loss	44.3	43.4	0.9
Assumed allocation of net income attributable to limited partner unitholders and general partner	$69.8	$68.4	$1.4
Weighted-average units outstanding		250.3
Net income per unit		$0.27

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the nine months ended September 30, 2017 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$212.8
Declared distribution	76.6	$75.1	$1.5
Assumed allocation of undistributed net income	136.2	133.5	2.7
Assumed allocation of net income attributable to limited partner unitholders and general partner	$212.8	$208.6	$4.2
Weighted-average units outstanding		250.3
Net income per unit		$0.83

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

Note 7:  Financing

Notes and Debentures

As of September 30, 2017, and December 31, 2016, the Partnership had notes and debentures outstanding of $3.3 billion and $3.4 billion with weighted-average interest rates of 5.18% and 5.46%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At September 30, 2017, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Partnership has included $185.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheet as of September 30, 2017. The Partnership has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of September 30, 2017. The Partnership expects to retire these notes at their maturity.

Issuance of Notes

For the nine months ended September 30, 2017 and 2016, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
January 2017	Boardwalk Pipelines	$500.0	$6.0	$494.0	(1)	4.45%	July 15, 2027	January 15 and July 15
May 2016	Boardwalk Pipelines	$550.0	$10.9	$539.1	(2)	5.95%	June 1, 2026	June 1 and December 1

(1) The net proceeds of this offering were used to retire the outstanding $275.0 million aggregate principal amount of Gulf South's 6.30% notes due 2017 (Gulf South 2017 Notes) and to fund growth capital expenditures.

(2) The net proceeds of this offering were used to retire the outstanding $250.0 million aggregate principal amount of Boardwalk Pipelines 5.875% notes due 2016 and the outstanding $300.0 million aggregate principal amount of Boardwalk Pipelines 5.50% notes due 2017 at their maturity.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of September 30, 2017, and December 31, 2016, were $285.0 million and $180.0 million, with weighted-average borrowing rates of 2.49% and 1.96%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of September 30, 2017. In July 2017, the Partnership extended the maturity date of the revolving credit facility by one additional year to May 26, 2022. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

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

Note 8:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2017 and 2016, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$0.8	$0.9	$—	$0.1
Interest cost	1.2	1.2	0.4	0.5
Expected return on plan assets	(2.0)	(2.0)	(1.1)	(1.2)
Amortization of prior service credit	—	—	—	(0.2)
Amortization of unrecognized net loss	0.4	0.6	—	—
Settlement charge	0.4	0.7	—	—
Net periodic benefit cost	$0.8	$1.4	$(0.7)	$(0.8)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2017 and 2016, were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$2.6	$2.7	$0.1	$0.3
Interest cost	3.5	3.6	1.2	1.5
Expected return on plan assets	(5.9)	(6.0)	(3.3)	(3.6)
Amortization of prior service credit	—	—	—	(0.7)
Amortization of unrecognized net loss	1.3	1.8	—	—
Settlement charge	1.5	2.7	—	—
Net periodic benefit cost	$3.0	$4.8	$(2.0)	$(2.5)

The Partnership contributed $3.0 million to the defined benefit pension plan in the third quarter 2017.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.7 million for each of the three months ended September 30, 2017 and 2016, and $8.1 million and $7.8 million for the nine months ended September 30, 2017 and 2016.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.7 million and $1.8 million for the three months ended September 30, 2017 and 2016, and $5.0 million and $5.3 million for the nine months ended September 30, 2017 and 2016.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.1 million and $13.2 million for the three months ended September 30, 2017 and 2016, and $39.2 million and $39.5 million for the nine months ended September 30, 2017 and 2016.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2017	2016
Cash paid during the period for:
Interest (net of amount capitalized)	$125.8	$122.3
Non-cash adjustments:
Accounts payable and property, plant and equipment	66.6	81.0

Note 11: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (ASU 2014-09) which will require entities to recognize revenue in an amount that reflects the transfer of promised goods or services to a customer in an amount based on the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Partnership has substantially completed a review of its contracts with customers in relation to the requirements of ASU 2014-09, and has tentatively concluded that the implementation of ASU 2014-09 will not have a material impact on the timing or amount of revenue recognized for most of its contracts. The Partnership intends to apply ASU 2014-09 to its financial statements retrospectively with the cumulative effect of implementation recognized as of January 1, 2018.

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

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at September 30, 2017, and December 31, 2016. Note 7 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of September 30, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.4	$15.1	$7.1	$—	$22.6
Receivables	—	—	108.2	—	108.2
Receivables - affiliate	—	—	6.9	(6.9)	—
Gas and liquids stored underground	—	—	5.6	—	5.6
Prepayments	0.4	—	19.4	—	19.8
Advances to affiliates	—	1.4	22.4	(23.8)	—
Other current assets	—	—	8.2	(1.2)	7.0
Total current assets	0.8	16.5	177.8	(31.9)	163.2
Investment in consolidated subsidiaries	2,602.8	6,665.8	—	(9,268.6)	—
Property, plant and equipment, gross	0.6	—	10,674.1	—	10,674.7
Less–accumulated depreciation and amortization	0.6	—	2,542.5	—	2,543.1
Property, plant and equipment, net	—	—	8,131.6	—	8,131.6
Advances to affiliates – noncurrent	2,082.4	886.4	373.4	(3,342.2)	—
Other noncurrent assets	—	3.4	464.1	(0.2)	467.3
Total other assets	2,082.4	889.8	837.5	(3,342.4)	467.3

Total Assets	$4,686.0	$7,572.1	$9,146.9	$(12,642.9)	$8,762.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.1	$0.2	$87.6	$—	$87.9
Payable to affiliates	1.5	—	6.9	(6.9)	1.5
Advances from affiliates	—	22.4	1.4	(23.8)	—
Other current liabilities	0.2	29.9	174.6	(1.4)	203.3
Total current liabilities	1.8	52.5	270.5	(32.1)	292.7
Long-term debt and capital lease obligation	—	2,461.0	1,124.7	—	3,585.7
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,455.8	886.4	(3,342.2)	—
Other noncurrent liabilities	—	—	199.5	—	199.5
Total other liabilities and deferred credits	16.0	2,455.8	1,085.9	(3,342.2)	215.5
Total partners' capital	4,668.2	2,602.8	6,665.8	(9,268.6)	4,668.2

Total Liabilities and Partners' Capital	$4,686.0	$7,572.1	$9,146.9	$(12,642.9)	$8,762.1

Condensed Consolidating Balance Sheets as of December 31, 2016
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.6	$1.8	$2.2	$—	$4.6
Receivables	—	—	139.8	—	139.8
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	1.3	—	1.3
Prepayments	0.4	—	17.3	—	17.7
Advances to affiliates	—	72.9	102.7	(175.6)	—
Other current assets	—	—	13.9	(3.1)	10.8
Total current assets	1.0	74.7	284.2	(185.7)	174.2
Investment in consolidated subsidiaries	2,423.2	6,653.6	—	(9,076.8)	—
Property, plant and equipment, gross	0.6	—	10,326.7	—	10,327.3
Less–accumulated depreciation and amortization	0.6	—	2,333.2	—	2,333.8
Property, plant and equipment, net	—	—	7,993.5	—	7,993.5
Advances to affiliates – noncurrent	2,125.0	435.0	229.3	(2,789.3)	—
Other noncurrent assets	—	3.3	466.8	—	470.1
Total other assets	2,125.0	438.3	696.1	(2,789.3)	470.1

Total Assets	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.9	$0.2	$136.4	$—	$137.5
Payable to affiliates	1.4	—	7.0	(7.0)	1.4
Advances from affiliates	—	102.7	72.9	(175.6)	—
Other current liabilities	—	21.8	175.3	(3.1)	194.0
Total current liabilities	2.3	124.7	391.6	(185.7)	332.9
Long-term debt and capital lease obligation	—	2,264.4	1,293.6	—	3,558.0
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,354.3	435.0	(2,789.3)	—
Other noncurrent liabilities	—	—	200.0	—	200.0
Total other liabilities and deferred credits	16.0	2,354.3	635.0	(2,789.3)	216.0
Total partners' capital	4,530.9	2,423.2	6,653.6	(9,076.8)	4,530.9

Total Liabilities and Partners' Capital	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$295.4	$(22.5)	$272.9
Parking and lending	—	—	4.3	—	4.3
Storage	—	—	18.9	—	18.9
Other	—	—	4.4	—	4.4
Total operating revenues	—	—	323.0	(22.5)	300.5

Operating Costs and Expenses:
Fuel and transportation	—	—	31.5	(22.5)	9.0
Operation and maintenance	—	—	49.0	—	49.0
Administrative and general	(0.3)	—	26.6	—	26.3
Other operating costs and expenses	0.4	—	105.0	—	105.4
Total operating costs and expenses	0.1	—	212.1	(22.5)	189.7
Operating (loss) income	(0.1)	—	110.9	—	110.8

Other Deductions (Income):
Interest expense	—	32.2	8.8	—	41.0
Interest (income) expense - affiliates, net	(12.4)	11.0	1.4	—	—
Equity in earnings of subsidiaries	(57.5)	(100.7)	—	158.2	—
Miscellaneous other income, net	—	—	(0.3)	—	(0.3)
Total other (income) deductions	(69.9)	(57.5)	9.9	158.2	40.7

Income (loss) before income taxes	69.8	57.5	101.0	(158.2)	70.1
Income taxes	—	—	0.3	—	0.3
Net income (loss)	$69.8	$57.5	$100.7	$(158.2)	$69.8

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$281.9	$(22.3)	$259.6
Parking and lending	—	—	5.1	(0.2)	4.9
Storage	—	—	23.4	—	23.4
Other	—	—	15.4	—	15.4
Total operating revenues	—	—	325.8	(22.5)	303.3

Operating Costs and Expenses:
Fuel and transportation	—	—	41.6	(22.5)	19.1
Operation and maintenance	—	—	52.1	—	52.1
Administrative and general	—	—	34.4	—	34.4
Other operating costs and expenses	0.1	—	103.9	—	104.0
Total operating costs and expenses	0.1	—	232.0	(22.5)	209.6
Operating (loss) income	(0.1)	—	93.8	—	93.7

Other Deductions (Income):
Interest expense	—	34.6	13.8	—	48.4
Interest (income) expense - affiliates, net	(9.7)	11.7	(2.0)	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(37.7)	(84.0)	—	121.7	—
Miscellaneous other income, net	—	—	(1.9)	—	(1.9)
Total other (income) deductions	(47.4)	(37.7)	9.8	121.7	46.4

Income (loss) before income taxes	47.3	37.7	84.0	(121.7)	47.3
Income taxes	—	—	—	—	—
Net income (loss)	$47.3	$37.7	$84.0	$(121.7)	$47.3

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$936.5	$(66.3)	$870.2
Parking and lending	—	—	17.8	(0.2)	17.6
Storage	—	—	62.2	—	62.2
Other	—	—	35.1	—	35.1
Total operating revenues	—	—	1,051.6	(66.5)	985.1

Operating Costs and Expenses:
Fuel and transportation	—	—	109.2	(66.5)	42.7
Operation and maintenance	—	—	141.0	—	141.0
Administrative and general	(0.3)	—	95.4	—	95.1
Other operating costs and expenses	0.5	—	363.0	—	363.5
Total operating costs and expenses	0.2	—	708.6	(66.5)	642.3
Operating (loss) income	(0.2)	—	343.0	—	342.8

Other Deductions (Income):
Interest expense	—	97.6	33.5	—	131.1
Interest (income) expense - affiliates, net	(34.6)	30.1	4.5	—	—
Interest income	—	(0.2)	(0.1)	—	(0.3)
Equity in earnings of subsidiaries	(178.4)	(305.9)	—	484.3	—
Miscellaneous other income, net	—	—	(1.7)	—	(1.7)
Total other (income) deductions	(213.0)	(178.4)	36.2	484.3	129.1

Income (loss) before income taxes	212.8	178.4	306.8	(484.3)	213.7
Income taxes	—	—	0.9	—	0.9
Net income (loss)	$212.8	$178.4	$305.9	$(484.3)	$212.8

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$901.0	$(65.7)	$835.3
Parking and lending	—	—	14.6	(1.2)	13.4
Storage	—	—	68.0	—	68.0
Other	—	—	37.9	—	37.9
Total operating revenues	—	—	1,021.5	(66.9)	954.6

Operating Costs and Expenses:
Fuel and transportation	—	—	117.9	(66.9)	51.0
Operation and maintenance	—	—	143.8	—	143.8
Administrative and general	0.1	—	104.5	—	104.6
Other operating costs and expenses	0.3	—	310.3	—	310.6
Total operating costs and expenses	0.4	—	676.5	(66.9)	610.0
Operating (loss) income	(0.4)	—	345.0	—	344.6

Other Deductions (Income):
Interest expense	—	91.1	45.3	—	136.4
Interest (income) expense - affiliates, net	(27.6)	35.2	(7.6)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(187.0)	(313.3)	—	500.3	—
Miscellaneous other deductions (income), net	0.2	—	(6.1)	—	(5.9)
Total other (income) deductions	(214.4)	(187.0)	31.3	500.3	130.2

Income (loss) before income taxes	214.0	187.0	313.7	(500.3)	214.4
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$214.0	$187.0	$313.3	$(500.3)	$214.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$69.8	$57.5	$100.7	$(158.2)	$69.8
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	0.1	0.1	0.1	(0.2)	0.1
Total Comprehensive Income (Loss)	$70.5	$58.2	$101.0	$(159.2)	$70.5

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$47.3	$37.7	$84.0	$(121.7)	$47.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	0.6	0.6	0.6	(1.2)	0.6
Total Comprehensive Income (Loss)	$48.5	$38.9	$84.8	$(123.7)	$48.5

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$212.8	$178.4	$305.9	$(484.3)	$212.8
Other comprehensive income (loss):
Loss on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	1.9	1.9	0.5	(2.4)	1.9
Pension and other postretirement benefit costs	0.8	0.8	0.8	(1.6)	0.8
Total Comprehensive Income (Loss)	$214.0	$179.6	$307.2	$(486.8)	$214.0

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$214.0	$187.0	$313.3	$(500.3)	$214.0
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.8	1.8	0.6	(2.4)	1.8
Pension and other postretirement benefit costs	2.3	2.3	2.3	(4.6)	2.3
Total Comprehensive Income (Loss)	$218.1	$191.1	$316.2	$(507.3)	$218.1

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$33.8	$(117.0)	$586.4	$—	$503.2

INVESTING ACTIVITIES:
Capital expenditures	—	—	(496.0)	—	(496.0)
Proceeds from sale of operating assets	—	—	63.7	—	63.7
Advances to affiliates, net	42.6	(398.5)	(377.4)	733.3	—
Net cash provided by (used in) investing activities	42.6	(398.5)	(809.7)	733.3	(432.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	(275.0)	—	(575.0)
Proceeds from borrowings on revolving credit agreement	—	—	505.0	—	505.0
Repayment of borrowings on revolving credit agreement	—	—	(400.0)	—	(400.0)
Principal payment of capital lease obligation	—	—	(0.3)	—	(0.3)
Advances from affiliates, net	0.1	334.8	398.5	(733.3)	0.1
Distributions paid	(76.7)	—	—	—	(76.7)
Net cash (used in) provided by financing activities	(76.6)	528.8	228.2	(733.3)	(52.9)

(Decrease) increase in cash and cash equivalents	(0.2)	13.3	4.9	—	18.0
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.4	$15.1	$7.1	$—	$22.6

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$27.3	$(108.3)	$535.2	$—	$454.2

INVESTING ACTIVITIES:
Capital expenditures	—	—	(432.4)	—	(432.4)
Proceeds from sale of operating assets	—	—	0.2	—	0.2
Advances to affiliates, net	49.7	(16.8)	256.5	(289.4)	—
Net cash provided by (used in) investing activities	49.7	(16.8)	(175.7)	(289.4)	(432.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	539.1	—	—	539.1
Proceeds from borrowings on revolving credit agreement	—	—	255.0	—	255.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(0.8)	(630.0)	—	(630.8)
Principal payment of capital lease obligation	—	—	(0.3)	—	(0.3)
Advances from affiliates, net	—	(306.2)	16.8	289.4	—
Distributions paid	(76.7)	—	—	—	(76.7)
Net cash (used in) provided by financing activities	(76.7)	232.1	(358.5)	289.4	86.3

Increase in cash and cash equivalents	0.3	107.0	1.0	—	108.3
Cash and cash equivalents at beginning of period	—	0.3	2.8	—	3.1
Cash and cash equivalents at end of period	$0.3	$107.3	$3.8	$—	$111.4

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

Firm Transportation Contracts and Growth Projects

Each year a portion of our firm transportation agreements expire and need to be renewed or replaced. In the third quarter 2017, we executed an agreement regarding capacity on our Fayetteville and Greenville Laterals with Southwestern Energy Company (Southwestern), the largest customer on those Laterals. The agreement, which remains subject to Federal Energy Regulatory Commission approval, reduces contracted volumes (or the amount of capacity under contract) on our Fayetteville Lateral for the remaining contract term and commits Southwestern to new firm transportation agreements on our Fayetteville and Greenville Laterals that begin January 1, 2021, some of which expire on December 31, 2030, and to an interim agreement on the Greenville Lateral from April 2019 through 2020. The agreement also provides us the opportunity to transport natural gas produced from committed properties in the Fayetteville and Moorefield shales that are connected to our Fayetteville Lateral through 2030. Although the transaction will result in a reduction of firm transportation reservation revenues of approximately $70.0 million from 2017 to 2020, including reductions in 2018 and 2019 of approximately $44.0 million and $15.0 million, it provides longer-term revenue generation by adding ten-years of firm transportation service commitments on both Laterals and offers additional commodity fee revenue upside from Southwestern’s volume commitment.

The table below shows the approximate projected revenues for 2017 and 2018 from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of September 30, 2017, updated from the amounts disclosed in our 2016 Form 10-K for the Southwestern transaction discussed above, the second quarter 2017 sale of our Flag City processing plant and related assets discussed below and contracts entered into since December 31, 2016. The table does not include additional revenues we have recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2017.

	As of September 30, 2017
	(in millions)
	2017	2018
Projected revenues under committed firm transportation agreements as reported in our 2016 Annual Report on Form 10-K	$1,055.0	$975.0
Adjustments for:
Contract restructuring	(7.0)	(44.0)
Sale of Flag City processing plant and related assets	(5.0)	(8.0)
Firm transportation agreements entered into in 2017	17.0	32.0
Updated projected revenues under committed firm transportation agreements as of September 30, 2017	$1,060.0	$955.0

In the 2018 to 2020 timeframe, the agreements associated with our East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by ten-year firm transportation agreements with producers. Since our expansion projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of our expansions, has declined because the production economics in those basins are not as competitive as other production basins, such as Utica and Marcellus. These market dynamics have resulted in less production from certain basins tied to our system and a narrowing of basis differentials across portions of our pipeline systems, primarily for capacity associated with natural gas flows from west to east. Total revenues generated from the expansion project capacity could be materially lower when these contracts expire, for example, as discussed above for the Southwestern agreements. We continue to focus our marketing efforts on enhancing the value of the remaining expansion capacity and we are working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options.

Partly as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants, petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for us, several of which we placed into service over the past twelve months. We have an additional $1.2 billion of growth projects under development that are expected to be placed into service through 2020, and through September 30, 2017, we have invested $555.6 million of capital in these projects. These new projects have lengthy planning and construction periods. As a result, these projects will not contribute to our earnings and cash flows until they are placed into service over the next several years.

Results of Operations

On May 9, 2017, we sold our Flag City Processing Partners, LLC subsidiary, which owns the Flag City processing plant and related assets, to a third party for approximately $63.6 million, including customary adjustments. We recorded losses and impairments, reported within Total Operating Costs and Expenses, of $47.1 million on the sale.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Our net income for the three months ended September 30, 2017, increased $22.5 million, or 48%, to $69.8 million compared to $47.3 million for the three months ended September 30, 2016, due to factors discussed below.

Operating revenues for the three months ended September 30, 2017, decreased $2.8 million, or 1%, to $300.5 million, compared to $303.3 million for the three months ended September 30, 2016. Excluding items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $7.3 million, or 3%. The increase was driven primarily by an increase in transportation revenues of $14.5 million, which resulted from growth projects recently placed into service, partly offset by contract expirations and lower parking and lending and storage revenues of $5.1 million due to unfavorable market conditions.

Operating costs and expenses for the three months ended September 30, 2017, decreased $19.9 million, or 9%, to $189.7 million, compared to $209.6 million for the three months ended September 30, 2016. Excluding items offset in operating revenues, operating costs and expenses decreased $9.8 million, or 5% when compared to the comparable period in 2016. The operating expense decrease was primarily due to the sale of the Flag City processing plant and a decrease in employee-related costs.

Total other deductions for the three months ended September 30, 2017, decreased $5.7 million, or 12%, to $40.7 million compared to $46.4 million for the 2016 period. The decrease was primarily a result of lower interest expense due to lower average debt levels at lower interest rates and higher capitalized interest from growth projects.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Our net income for the nine months ended September 30, 2017, decreased $1.2 million, or less than 1%, to $212.8 million compared to $214.0 million for the nine months ended September 30, 2016, primarily due to the sale of the Flag City processing plant and related assets in 2017 and $12.7 million of income from the settlement of a legal claim in 2016, mostly offset by the increase in operating revenues discussed below.

Operating revenues for the nine months ended September 30, 2017, increased $30.5 million, or 3%, to $985.1 million, compared to $954.6 million for the nine months ended September 30, 2016. Excluding the net effect of the 2016 legal settlement and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $51.5 million, or 6%. The increase was driven by an increase in transportation revenues of $50.0 million, which resulted primarily from growth projects recently placed into service.

Operating costs and expenses for the nine months ended September 30, 2017, increased $32.3 million, or 5%, to $642.3 million, compared to $610.0 million for the nine months ended September 30, 2016. Excluding items offset in operating revenues and the $47.1 million loss on the sale of Flag City assets, operating costs and expenses decreased $6.5 million, or 1% when compared to the comparable period in 2016.

Total other deductions for the nine months ended September 30, 2017, decreased $1.1 million, or 1%, to $129.1 million compared to $130.2 million for the 2016 period. The decrease in total other deductions was primarily a result of lower interest expense due to higher capitalized interest from growth projects.

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

In July 2017, we extended the maturity date of our revolving credit facility by one additional year to May 26, 2022. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022. In January 2017, we received net proceeds of approximately $494.0 million from the issuance of $500.0 million aggregate principal amount of Boardwalk Pipelines, LP 4.45% notes due in July 2027. The proceeds from this offering were used to retire the outstanding $275.0 million aggregate principal amount of the Gulf South 6.30% Note due 2017 and to fund growth capital expenditures.

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2017 and 2016, were $79.3 million and $82.1 million. Growth capital expenditures were $416.7 million and $350.3 million for the nine months ended September 30, 2017 and 2016. We expect total capital expenditures to be approximately $790.0 million in 2017, including approximately $140.0 million for maintenance capital and $650.0 million related to growth projects.

Contractual Obligations

Our principal debt obligations at September 30, 2017, and December 31, 2016, were $3.6 billion. Refer to Note 7 in Part I, Item 1 of this Report and our 2016 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Distributions

For each of the nine months ended September 30, 2017 and 2016, we paid distributions of $76.7 million to our partners. Note 6 in Part I, Item 1 of this Report contains further discussion regarding our distributions. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2016 Annual Report on Form 10-K for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets, increased $49.0 million to $503.2 million for the nine months ended September 30, 2017, compared to $454.2 million for the comparable 2016 period primarily due to the change in net income and the 2016 settlement of the Gulf South rate refund.

Changes in cash flow from investing activities

Net cash used in investing activities of $432.3 million for the nine months ended September 30, 2017, was consistent with the 2016 period with the proceeds received from the sale of the Flag City processing plant and related assets offsetting the increase in capital expenditures of $63.6 million related to our growth projects.

Changes in cash flow from financing activities

Net cash used in financing activities increased $139.2 million to $52.9 million for the nine months ended September 30, 2017, compared to $86.3 million cash provided for the comparable 2016 period. The increase resulted primarily from the refinancing of maturing debt, which proceeds were initially used to reduce borrowings under the revolving credit facility.

Off-Balance Sheet Arrangements

At September 30, 2017, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Amendment No. 2 to the Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2017, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, and Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets, Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and RBC Capital Markets, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2017).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
October 30, 2017	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer