Form 10-K
period 2017-12-31
Boardwalk Pipeline Partners, LP
filed 2018-02-15
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2017, was approximately $2.2 billion. As of February 15, 2018, the registrant had 250,296,782 common units outstanding.

Documents incorporated by reference.    None.

TABLE OF CONTENTS

2017 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Report to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business, which is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, as shown in the diagram below (together, the operating subsidiaries), consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. All of our operations are conducted by the operating subsidiaries. Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owns 125.6 million of our common units and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, our 2% general partner interest and all of our incentive distribution rights (IDRs). As of February 13, 2018, the common units and general partner interest owned by BPHC represent approximately 51% of our equity interests, excluding the IDRs. Our Partnership Interests, as described in Part II, Item 5 of this Report, contains more information on how we calculate BPHC’s equity ownership. Our common units are traded under the symbol “BWP” on the New York Stock Exchange (NYSE).

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
Boardwalk Texas Intrastate, LLC
100%
Boardwalk Louisiana Midstream, LLC
Boardwalk Petrochemical Pipeline, LLC (owns Evangeline Pipeline)

Our Business

We are a master limited partnership operating in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. We own approximately 14,335 miles of natural gas and NGLs pipelines and underground storage caverns having aggregate capacity of approximately 205.0 billion cubic feet (Bcf) of working natural gas and 24.5 million barrels (MMBbls) of NGLs. Our natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas and the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, and our NGLs pipelines and storage facilities are located in Louisiana and Texas.

We serve a broad mix of customers, including producers of natural gas, local distribution companies (LDCs), marketers, electric power generators, industrial users and interstate and intrastate pipelines. We provide a significant portion of our natural gas pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation fees, which are fees owed regardless of actual pipeline or storage capacity utilization. Other fees are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. Contracts for our NGLs services are generally fee-based or based on minimum volume requirements, while others are dependent on actual volumes transported or stored. For the year ended December 31, 2017, approximately 83% of our revenues were derived from capacity reservation fees under firm contracts, approximately 11% of our revenues were derived from fees based on utilization under firm contracts and approximately 6% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services. Part II, Item 6 of this Report contains a summary of our revenues from external customers, net income and total assets, all of which were attributable to our pipeline and storage systems operating in one reportable segment.

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

Our Pipeline and Storage Systems

We own and operate approximately 13,880 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern U.S. through numerous interconnections with unaffiliated pipelines. We also own and operate approximately 455 miles of NGLs pipelines in Louisiana and Texas. In 2017, our pipeline systems transported approximately 2.3 trillion cubic feet (Tcf) of natural gas and approximately 64.7 MMBbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2017 was approximately 6.4 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and our NGLs storage facilities consist of nine salt-dome caverns located in Louisiana with an aggregate storage capacity of approximately 24.5 MMBbls. We also own three salt-dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGLs storage operations.

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

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively, Louisiana Midstream):
Louisiana Midstream provides transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana - the Choctaw Hub in the Mississippi River Corridor area and the Sulphur Hub in the Lake Charles area. These assets provide approximately 78.0 MMBbls of salt-dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and approximately 290 miles of pipeline assets, including an extensive ethylene distribution system. Louisiana Midstream also owns and operates the Evangeline Pipeline (Evangeline), an approximately 180-mile interstate ethylene pipeline that is capable of transporting approximately 2.6 billion pounds of ethylene per year between Port Neches, Texas, and Baton Rouge, Louisiana, where it interconnects with the ethylene distribution system and storage facilities at the Choctaw Hub. Throughput for Louisiana Midstream was 64.7 MMBbls for the year ended December 31, 2017.

Boardwalk Texas Intrastate, LLC (Texas Intrastate): Texas Intrastate provides intrastate natural gas transportation services on pipelines located in South Texas extending on the west side from Bee County, near the Eagle Ford Shale, and Agua Dulce to the Corpus Christi area and to an interconnect with Gulf South in Jackson County, Texas. Texas Intrastate is situated to provide access to industrial and liquefied natural gas (LNG) export markets in the Corpus Christi area, proposed power plants and third-party pipelines for exports to Mexico.

The following table provides information for our pipeline and storage systems as of February 15, 2018:

Pipeline and Storage Systems	Miles of Pipeline	Working Gas Storage Capacity (Bcf)	Liquids Storage Capacity (MMBbls)	Peak-day Delivery Capacity (Bcf/d) (1)	Average Daily Throughput (Bcf/d) (1)
Gulf South	7,275	113.1	—	8.3	2.8
Texas Gas	5,980	84.3	—	5.6	2.4
Gulf Crossing	375	—	—	1.9	1.1
Louisiana Midstream	470	7.6	24.5	—	—
Texas Intrastate	235	—	—	—	0.1

(1) Bcf per day (Bcf/d)

Current Growth Projects

In response to changes in the natural gas industry and growth in the petrochemical industry, we have been engaged in several growth projects. Several of these growth projects were placed into service in 2016, including the Ohio to Louisiana Access project, the Southern Indiana Lateral, the Western Kentucky Market Lateral and a power plant project in South Texas. In 2017, the Northern Supply Access Project and portions of our Coastal Bend Header and Sulphur Storage and Pipeline Expansion projects were placed into service. In 2018, we signed a precedent agreement for a new project on our Gulf South system that will serve a proposed power plant in Texas. The project will provide approximately 0.2 Bcf/d of firm transportation service by adding compression at an existing compressor station and constructing a lateral. The cost of this project is expected to be approximately $100.0 million and has a proposed in-service date of 2020. This project remains subject to customary approvals. In 2018, we expect to incur capital expenditures of approximately $430.0 million related to our growth projects, which primarily consist of the final portions of the Coastal Bend Header project and a gas treating project in Texas and the following projects in Louisiana: three ethylene transportation and storage projects to serve industrial customers, the development of storage wells and associated infrastructure for brine supply services and two natural gas transportation projects to serve power plants. All of our growth projects are secured by long-term firm contracts.

Refer to Liquidity and Capital Resources in Part II, Item 7 of this Report for further discussion of capital expenditures and financing.

Nature of Contracts

We contract with our customers to provide transportation and storage services on a firm and interruptible basis. We also provide bundled firm transportation and storage services, such as NNS and interruptible PAL services for our natural gas customers and brine supply services for certain petrochemical customers and fractionation services.

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

Customers and Markets Served

We contract directly with producers of natural gas and with end-use customers, including LDCs, marketers, electric power generators, industrial users and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. Based on our 2017 transportation, storage and PAL revenues, net of fuel, our customer mix was as follows: natural gas producers (46%), power generators (17%), LDCs (17%), marketers (13%) and industrial end-users and others (7%). Based upon our 2017 transportation, storage and PAL revenues, net of fuel, our deliveries were as follows: pipeline interconnects (50%), LDCs (18%), industrial end-users (11%), power generators (10%), storage activities (8%) and others (3%). No customer comprises 10% or more of our 2017 operating revenues.

Natural Gas Producers: Producers of natural gas use our services to transport gas supplies from producing areas, including shale natural gas production areas, to supply pools and to other customers on and off of our systems. Producers contract with us for storage services to store excess production and to optimize the ultimate sales prices for their gas.

Power Generators: Our natural gas pipelines are directly connected to 47 natural-gas-fired power generation facilities in nine states. The demand of the power generating customers generally peaks during the summer cooling season which is counter to the winter season peak demands of the LDCs, although recently we have begun to see an increase in demand from power generators in the winter months as well, due to the overall increase in the use of natural gas over other sources, such as coal, to generate electricity. Our power-generating customers can use a combination of NNS, firm and interruptible transportation services.

Local Distribution Companies: Most of our LDC customers use firm natural gas transportation services, including NNS. We serve approximately 173 LDCs at more than 300 delivery locations across our pipeline systems. The demand of these customers peaks during the winter heating season.

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

The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. In many cases, the elements of competition, in particular, flexibility, terms of service and reliability, are key differentiating factors between competitors. This is especially the case with capacity being sold on a longer-term basis. We are focused on finding opportunities to enhance our competitive profile in these areas by increasing the flexibility of our pipeline systems, such as modifying them to allow for bi-directional flows, to meet the demands of customers such as power generators and industrial users, and are continually reviewing our services and terms of service to offer customers enhanced service options.

Seasonality

Our revenues can be affected by weather, natural gas price levels, gas price differentials between locations on our pipeline systems (basis spreads), gas price differentials between time periods, such as winter to summer (time period price spreads), and natural gas price volatility. Weather impacts natural gas demand for heating needs and power generation, which in turn influences the short-term value of transportation and storage across our pipeline systems. Colder than normal winters can result in an increase in the demand for natural gas for heating needs and warmer than normal summers can impact cooling needs, both of which typically result in increased pipeline transportation revenues and throughput. While traditionally peak demand for natural gas occurs during the winter months driven by heating needs, the increased use of natural gas for cooling needs during the summer months has partially reduced the seasonality of our revenues. During 2017, approximately 53% of our operating revenues were recognized in the first and fourth quarters of the year.

Government Regulation

Federal Energy Regulatory Commission: The FERC regulates our interstate natural gas operating subsidiaries under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 (NGPA). The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, our interstate natural gas pipeline subsidiaries hold certificates of public convenience and necessity issued by the FERC covering certain of their facilities, activities and services. The FERC also prescribes accounting treatment for our interstate natural gas pipeline subsidiaries which is separately reported pursuant to forms filed with the FERC. The regulatory books and records and other activities of our subsidiaries that operate under the FERC's jurisdiction may be periodically audited by the FERC.

The maximum rates that may be charged by our operating subsidiaries that operate under the FERC's jurisdiction for all aspects of the natural gas transportation services they provide are established through the FERC’s cost-of-service rate-making process. Key determinants in the FERC’s cost-of-service rate-making process are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The maximum rates that may be charged by us for storage services on Texas Gas, with the exception of services associated with a portion of the working gas capacity on that system, are also established through the FERC’s cost-of-service rate-making process. The FERC has authorized us to charge market-based rates for firm and interruptible storage services for the majority of our other natural gas storage facilities. None of our FERC-regulated entities has an obligation to file a new rate case, and Gulf South is prohibited from filing a rate case until May 1, 2023, subject to certain exceptions.

Texas Intrastate transports natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.

U.S. Department of Transportation: We are regulated by DOT, through the Pipeline and Hazardous Material Safety Administration (PHMSA), under the Natural Gas Pipeline Safety Act of 1968, as amended (NGPSA), and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (HLPSA). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGLs pipeline facilities. We have received authority from PHMSA to operate certain natural gas pipeline assets under special permits that will allow us to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipe’s Specified Minimum Yield Strength (SMYS). Operating at higher than normal operating pressures allows us to transport all of the existing natural gas volumes we have contracted for with our customers. PHMSA retains discretion whether to grant or maintain authority for us to operate our natural gas pipeline assets at higher pressures and, in the event that PHSMA should elect not to allow us to operate at these higher pressures, it could affect our ability to transport all of our contracted quantities of natural gas on these pipeline assets, and we could incur significant additional costs to reinstate this authority or to develop alternate ways to meet our contractual obligations. PHMSA has also developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (HCAs), along our pipelines and take additional safety measures in the event of a release to protect pipeline segments located in those areas, which include highly populated areas. The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act). The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June 2016, the NGPSA and HLPSA were amended by the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Act), extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim final regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property or the environment. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.

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

Other: Our operations are also subject to extensive federal, state and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that our facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers, both generally and within the pipeline industry. These laws, as amended from time to time, that our operations are subject to, include, for example:

•
the Clean Air Act (CAA) and analogous state laws, which impose obligations related to air emission pollutants, greenhouse gas (GHG) emissions and regulations affecting reciprocating engines subject to Maximum Achievable Control Technology standards;

•
the Federal Water Pollution Control Act, commonly referred to as the Clean Water Act, and analogous state laws, which establish the extent to which waterways are subject to federal or state jurisdiction and serve to regulate the discharge of wastewater from our facilities into state and federal waters;

•
the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as CERCLA, or the Superfund law, and analogous state laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent hazardous substance wastes for disposal;

•
the Resource Conservation and Recovery Act and analogous state laws, which impose requirements for the generation, handling, transportation and disposal of solid and hazardous wastes at or from our facilities; and

•
the Occupational Safety and Health Act (OSHA) and analogous state laws, which establish workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances and appropriate control measures.

Many states where we operate also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of our operations in affected areas. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations, but there can be no assurance that continued compliance with existing requirements will not materially affect us or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities, which could diminish our ability to make distributions to our unitholders.

Effects of Compliance with Environmental Regulations

Note 4 in Part II, Item 8 of this Report contains information regarding environmental compliance.

Employee Relations

At December 31, 2017, we had approximately 1,260 employees, approximately 110 of whom are included in collective bargaining units. A satisfactory relationship exists between management and labor. We maintain various defined contribution plans covering substantially all of our employees and various other plans which provide regular active employees with medical, life and disability coverage. We also have a non-contributory, defined benefit pension plan and a postretirement medical plan which covers Texas Gas employees hired prior to certain dates. Note 11 in Part II, Item 8 of this Report contains further information regarding our employee benefits.

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

Each year, a portion of our firm natural gas transportation contracts expire and need to be replaced or renewed. Over the past several years, as a result of current market conditions, we have renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with our Gulf South, Texas Gas and Gulf Crossing Pipeline expansion projects, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions that were developed to serve growing production in Texas, Oklahoma and Louisiana and anchored primarily by ten-year firm transportation agreements with producers and priced based on then current market conditions. As the terms of these remaining expansion contracts expire in 2018 through 2020, we will have significantly more transportation contract expirations than we have had during the past several years. If these contracts are renewed, we expect that the new contracts will be at lower rates and for shorter contract terms than the contracts they are replacing. If these contracts are renewed at current market rates, the revenues earned from these transportation contracts would be materially lower than they are today. For a discussion of current developments, refer to Part II, Item 7, Firm Transportation Agreements.

The narrowing of the price differentials between natural gas supplies and market demand for natural gas has reduced the transportation rates that we can charge.

The transportation rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Current market conditions have resulted in a sustained narrowing of basis differentials on certain portions of our pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms we can secure from our customers for available transportation capacity and for contracts being renewed or replaced. The prevailing market conditions may also lead some of our customers to seek to renegotiate existing contracts to terms that are less attractive to us; for example, seeking a current price reduction in exchange for an extension of the contract term. We expect these market conditions to continue.

Our actual construction and development costs could exceed our forecasts, our anticipated cash flow from construction and development projects will not be immediate and our construction and development projects may not be completed on time or at all.

We are engaged in multiple significant construction projects involving our existing assets and the construction of new facilities for which we have expended or will expend significant capital. We expect to continue to engage in the construction of additional growth projects and modifications of our system. When we build a new pipeline or expand or modify an existing facility, the design, construction and development occurs over an extended period of time, and we will not receive any revenue or cash flow from that project until after it is placed in service. Typically, there are several years between when the project is announced and when customers begin using the new facilities. During this period we spend capital and incur costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves regulatory (federal, state and local), landowner opposition, environmental, activist, legal, political, materials and labor costs, as well as operational and other risks that are difficult to predict and beyond our control. Any of these projects may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that we are not aware of when we commit to the project, including the inability of any shipper to provide adequate credit support or to otherwise perform their obligations under any precedent agreements. Any of these events could result in material unexpected costs or have a material adverse effect on our ability to realize the anticipated benefits from our growth projects.

Our natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates we can charge for our services and our ability to construct or abandon facilities. We may not be able to recover the full cost of operating our pipelines, including earning a reasonable return.

Our natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types and terms of services we may offer to our customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect our ability to compete for business, construct new facilities, offer new services or recover the full cost of operating our pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC's regulations. The FERC can also deny us the right to abandon certain facilities from service.

The FERC also regulates the rates we can charge for our natural gas transportation and storage operations. For our cost-based services, the FERC establishes both the maximum and minimum rates we can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure and the rate of return a pipeline is permitted to earn. The FERC has issued a notice of inquiry concerning the inclusion of income taxes in the rates of an interstate pipeline that operates as a master limited partnership. The ultimate outcome of this proceeding could impact the maximum rates we can charge on our FERC-regulated pipelines. The FERC has not finalized this proceeding.

Effective December 22, 2017, the Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. Since the Tax Cuts and Jobs Act was signed into law, filings have been made at the FERC requesting that the FERC require pipelines to lower their transportation rates to account for lower corporate taxes. Following the effective date of the law, the FERC orders granting certificates to construct proposed pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, and the FERC has issued data requests in pending certificate proceedings for proposed pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities. The FERC may enact other regulations or issue further requests to pipelines regarding the impact of the corporate tax rate change on the rates. The FERC’s establishment of a just and reasonable rate is based on many components, and the reduction in the corporate tax rate may only impact two such components, the allowance for income taxes and the amount for accumulated deferred income taxes. The FERC or our shippers may challenge our rates in the future, which could result in a new rate that may be lower than the rates we currently charge. The FERC or our customers can challenge the existing rates on any of our pipelines. Such a challenge against us could adversely affect our ability to charge rates that would cover future increases in our costs or even to continue to collect rates to maintain our current revenue levels that are designed to permit us a reasonable opportunity to recover current costs and depreciation and earn a reasonable return.

In December 2017, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that is used in the determination of whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed that will affect our natural gas pipeline business or when such proposals, if any, might become effective. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the U.S.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs, or withdrawal of regulatory waivers could subject us to increased capital and operating costs and operational delays.

Our interstate pipelines are subject to regulation by PHMSA which is part of DOT. PHMSA regulates the design, installation, testing, construction, operation, replacement and management of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of our intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect our intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in our maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies with respect thereto could cause us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased capital and operating costs, experience operational delays, and result in potential adverse impacts to our operations or our ability to reliably serve our customers. Requirements that are imposed under the 2011 Act or the more recent 2016 Act may also increase our capital and operating costs or impact the operation of our pipelines.

We have entered into certain firm transportation contracts with shippers on certain of our expansion projects that utilize the design capacity of certain of our pipeline assets, based upon the authority we received from PHMSA to operate those pipelines under special permits at higher than normal operating pressures of up to 0.80 of the pipeline's SMYS. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect our ability to transport all of our contracted quantities of natural gas on these pipeline assets and we could incur significant additional costs to reinstate this authority or to develop alternate ways to meet our contractual obligations.

We are exposed to credit risk relating to default or bankruptcy by our customers.

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. We have credit risk with both our existing customers and those supporting our growth projects.

Natural gas producers comprise a significant portion of our revenues and support several of our growth projects, including those recently placed into service. In 2017, approximately 46% of our revenues were generated from contracts with natural gas producers. For existing customers on our interstate pipelines, our FERC gas tariffs limit the amount of credit support we can obtain. Over the past several years, the prices of oil and natural gas have been unstable. If oil and natural gas prices continue to remain unstable for a sustained period of time, our producer customers will be adversely affected, which could lead some customers to default on their obligations to us or file for bankruptcy.

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

For 2017, while no customer comprised 10% or more of our operating revenues, our top ten customers comprised approximately 41% of our revenues. If any of our significant customers have credit or financial problems which result in bankruptcy, a delay or failure to pay for services provided by us, to post the required credit support for construction associated with our growth projects or existing contracts or to repay the gas they owe us, it could have a material adverse effect on our revenues.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact our business.

Our customers, especially producers, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors. The declines in the levels of natural gas, oil and NGLs prices experienced in recent history have adversely affected the businesses of our producer customers and reduced the demand for our services and could result in defaults or the non-renewal of our contracted capacity when existing contracts expire. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on our systems and reduce the demand for our services.

Our revolving credit facility contains operating and financial covenants that restrict our business and financing activities.

Our revolving credit facility contains operating and financial covenants that may restrict our ability to finance future operations or capital needs or to expand or pursue business activities. Our credit agreement limits our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. This agreement also requires us to maintain a ratio of consolidated debt to consolidated EBITDA (as defined in the agreement) of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period, which limits the amount of additional indebtedness we can incur to grow our business, and could require us to reduce indebtedness if our earnings before interest, income taxes, depreciation and amortization (EBITDA) decreases to a level that would cause us to breach this covenant. Future financing agreements we may enter into could contain similar or more restrictive covenants or may not be as favorable as those under our existing indebtedness.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. While no comprehensive climate change legislation has been implemented at the federal level, the Environmental Protection Agency (EPA) and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources such as, for example, limitations on emissions of methane through equipment control and leak detection and repair requirements.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule requiring certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. In June 2017, the EPA proposed a rule to stay certain portions of the June 2016 rule for two years and reconsider the entirety of the 2016 rule but has not yet published a final rule and, as a result, the 2016 rule remains in effect but future implementation of that rule is uncertain at this time. As a result of a recent appellate court decision issued in 2017, the FERC may begin to take a harder look at indirect emissions of GHGs in pipeline certificate proceedings than they have historically taken. The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for companies engaged in business involving fossil fuels, which has resulted in certain financial institutions, investment funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. This could make it more difficult to secure funding for exploration and production or midstream energy business activities. Despite potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events.

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

We do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. We cannot guarantee that we will always be able to renew, when necessary, existing rights-of-way or obtain new rights-of-way without experiencing significant costs. Any loss of these rights with respect to our real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial position and ability to make cash distributions to our unitholders

We may not be successful in executing our strategy to grow and diversify our business.

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

Our operations are subject to federal, state and local laws and regulations relating to protection of worker safety or the environment. These laws include, for example, the CAA, the Clean Water Act, CERCLA, the Resource Conservation and Recovery Act, OSHA and analogous state laws. These laws and regulations may restrict or impact our business activities, including requiring the acquisition or renewal of permits or other approvals to conduct regulated activities, restricting the manner in which we handle or dispose of wastes, imposing remedial obligations to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements and imposing safety and health criteria addressing worker protection. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, the occurrence of delays in the permitting or performance or expansion of projects and the issuance of orders enjoining future operations in a particular area. Under certain of these environmental laws and regulations, we could be subject to joint and several or strict liability for the removal or remediation of previously released pollutants or property contamination regardless of whether we were responsible for the release or contamination or if our operations were not in compliance with all laws. We may not be able to recover some or any of the costs incurred from insurance. Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase our operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to a material amount of entity-level taxation for federal, state, local, or foreign income tax purposes, the target distribution amounts will be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our unitholders.

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

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations were effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to continue to be treated as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. You are urged to consult with a tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS were to contest the federal income tax positions we take, the market for our common units may be adversely impacted and the costs of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on behalf of such unitholders.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may choose to have us either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes (including any applicable penalties and interest), our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

We may engage in transactions to delever the partnership and manage our liquidity that may result in income to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions or the value of the units. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult with a tax advisor with respect to the consequences to them of COD income.

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

A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to an annual limit of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (IRAs), raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. If you are a tax-exempt entity, you should consult with a tax advisor before investing in our common units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the IRS on income effectively connected with a U.S. trade or business (effectively connected income). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be effectively connected with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to the challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. If you are a non-U.S. person, you should consult a tax advisor before investing in our common units.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult with a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from the sale of our common units, have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Our unitholders may be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets in multiple states. Many of these states currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of December 31, 2017, we had outstanding 250.3 million common units, a 2% general partner interest and IDRs. The common units represent all of our limited partner interests and 98% of our total ownership interests, in each case excluding our IDRs. As discussed below under Our Cash Distribution Policy—Incentive Distribution Rights, the IDRs represent the right for the holder to receive varying percentages of quarterly distributions of available cash from operating surplus in excess of certain specified target quarterly distribution levels. As such, the IDRs cannot be expressed as a constant percentage of our total ownership interests.

BPHC, a wholly-owned subsidiary of Loews, owns 125.6 million of our common units and, through Boardwalk GP, an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of our IDRs. As of February 13, 2018, the common units and general partner interest owned by BPHC represent approximately 51% of our equity interests, excluding IDRs. The additional interest represented by the IDRs is not included in such ownership percentage because, as noted above, the IDRs cannot be expressed as a constant percentage of our ownership.

Market Information

As of February 13, 2018, we had 250.3 million common units outstanding held by approximately 35 holders of record. Our common units are traded on the NYSE under the symbol “BWP.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the NYSE Composite Transactions Tape, and information regarding our quarterly distributions. The closing sales price of our common units on the NYSE on February 13, 2018, was $11.37 per unit.

	Sales Price Range per Common Unit		Cash Distributions per Common Unit (1)
	High	Low
Year Ended December 31, 2017:
Fourth quarter	$15.24	$12.79	$0.1000
Third quarter	18.29	14.40	0.1000
Second quarter	18.79	16.60	0.1000
First quarter	18.95	17.30	0.1000
Year Ended December 31, 2016:
Fourth quarter	$18.49	$16.02	$0.1000
Third quarter	17.97	15.97	0.1000
Second quarter	18.16	13.96	0.1000
First quarter	14.83	8.86	0.1000

(1)	Represents cash distributions attributable to the quarter and declared and paid to limited partner unitholders within 60 days after quarter end.

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

Incentive Distribution Rights

IDRs represent a limited partner ownership interest and include the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the target distribution levels have been achieved, as defined in our partnership agreement. Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. Since 2014, we have not paid distributions on behalf of the IDRs. Note 12 in Part II, Item 8 of this Report contains more information regarding our distributions.

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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Total operating revenues	$1,322.6	$1,307.2	$1,249.2	$1,233.8	$1,205.6
Net income attributable to controlling interest	297.0	302.2	222.0	233.6	253.7
Total assets	8,906.6	8,637.8	8,300.3	8,194.3	7,900.1
Long-term debt and capital lease obligation	3,686.8	3,558.0	3,459.3	3,677.2	3,410.0
Net income per common unit — basic	1.16	1.18	0.87	0.94	1.00
Net income per class B unit — basic (1)	—	—	—	—	0.05
Net income per common unit — diluted	—	—	—	—	0.96
Net income per class B unit — diluted (1)	—	—	—	—	0.48
Distributions per common unit	0.40	0.40	0.40	0.40	2.13
Distributions per class B unit (1)	—	—	—	—	0.90
EBITDA (2)	791.4	803.0	722.2	687.6	688.7
Distributable cash flow (2)	600.5	507.3	413.3	449.4	558.6

(1)	On October 9, 2013, the class B units converted to common units on a one-for-one basis pursuant to the terms of our partnership agreement.

(2)	Non-GAAP Financial Measures.

We use non-GAAP measures to evaluate our business and performance, including EBITDA and distributable cash flow. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess:

•
our operating and financial performance and return on invested capital as compared to those of other companies in the midstream portion of the natural gas and NGLs industry, without regard to financing methods and capital structure;

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

The following table presents a reconciliation of EBITDA and distributable cash flow to net income, the most directly comparable GAAP financial measure for each of the periods presented below (in millions):

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Net Income	$297.0	$302.2	$222.0	$146.8	$250.2
Net loss attributable to noncontrolling interests	—	—	—	(86.8)	(3.5)
Net income attributable to controlling interests	297.0	302.2	222.0	233.6	253.7
Income taxes	1.0	0.6	0.5	0.4	0.5
Depreciation and amortization	322.8	317.8	323.7	288.7	271.6
Interest expense	171.0	182.8	176.4	165.5	163.4
Interest income	(0.4)	(0.4)	(0.4)	(0.6)	(0.5)
EBITDA	$791.4	$803.0	$722.2	$687.6	$688.7
Less:
Cash paid for interest net of capitalized interest (1)	163.7	170.6	170.6	153.0	151.0
Maintenance capital expenditures (2)	137.9	121.3	142.5	91.4	69.7
Base gas capital expenditures	—	—	—	14.7	—
Add:
Proceeds from legal settlements	—	—	6.2	6.3	—
Proceeds from sale of operating assets (3)	63.8	0.2	0.8	2.9	60.7
Loss (gain) on sale of assets and impairments (3)	49.0	3.7	(0.1)	1.9	(25.4)
Goodwill impairment	—	—	—	—	51.5
Bluegrass project impairment, net of noncontrolling interest	—	—	—	10.0	—
Other: (4)	(2.1)	(7.7)	(2.7)	(0.2)	3.8
Distributable Cash Flow	$600.5	$507.3	$413.3	$449.4	$558.6

(1)	The year ended December 31, 2017, includes $1.5 million of payments related to the settlement of interest rate derivatives.

(2)
Since 2014, the level of annual maintenance capital expenditures increased from previous historical levels due to an increase in integrity management activities, further discussed below under Item 7, Pipeline System Maintenance. For the year ended December 31, 2015, maintenance capital expenditures were also impacted by pipeline maintenance associated with pipeline integrity activities and our brine operations.

(3)
For the year ended December 31, 2017, the Flag City processing plant and related assets were sold for $63.6 million, which resulted in losses and impairment charges of $47.1 million on the sale. For the year ended December 31, 2013, we recognized a gain of $29.9 million from the sale of natural gas stored underground having a carrying amount of $26.0 million.

(4)
Includes non-cash items such as the equity component of allowance for funds used during construction and equity in earnings, net of noncontrolling interests. The year ended December 31, 2013, included the sale of ethylene inventory that was acquired through the purchase of Louisiana Midstream.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

We are a master limited partnership operating in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Refer to Part I, Item 1, Business, for further discussion of our operations and business. We are not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on our systems. We conduct all of our business through our operating subsidiaries as one reportable segment.

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

Firm Transportation Agreements

A substantial portion of our transportation capacity is contracted for under firm transportation agreements. The table below sets forth the approximate expected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements in place as of December 31, 2017, for 2018 and 2019, as well as the actual comparative amount recognized in revenues for 2017. The table does not include additional revenues we have recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2017.

As of
December 31, 2017 (1)
(in millions)
2017	$1,070.0
2018	970.0
2019	950.0

(1) For a discussion of recontracting risks associated with our transportation revenues and risks associated with construction, the receipt of regulatory and other approvals and the nonperformance of our customers, refer to Part I, Item 1A. Risk Factors - We may not be able to replace expiring natural gas transportation contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to market conditions and Our actual construction and development costs could exceed our forecasts, our anticipated cash flow from construction and development projects will not be immediate and our construction and development projects may not be completed on time or at all.

In the third quarter 2017, we executed an agreement regarding capacity on our Fayetteville and Greenville Laterals with Southwestern Energy Company (Southwestern), the largest firm transportation customer on those laterals. The agreement, which was approved by the FERC, but is subject to a rehearing request filed with the FERC by Fayetteville Express Pipeline LLC, reduces contracted volumes (or the amount of capacity under contract) on our Fayetteville Lateral for the remaining contract term and commits Southwestern to new firm transportation agreements on our Fayetteville and Greenville Laterals that begin January 1, 2021, and expire on December 31, 2030, and to an interim agreement on the Greenville Lateral from April 2019 through 2020. The agreement also provides us the opportunity to transport natural gas produced from committed properties in the Fayetteville and Moorefield shales that are connected to our Fayetteville Lateral through 2030. Although the transaction will result in a reduction of firm transportation reservation revenues of approximately $70.0 million from 2017 to 2020, including reductions in 2018 and 2019 of approximately $44.0 million and $15.0 million, it provides longer-term revenue generation by adding ten years of firm transportation service commitments on both laterals and offers potential additional commodity fee revenue from Southwestern’s volume commitment.

The table below shows a reconciliation of the actual committed firm transportation revenues for 2017 and expected revenues under committed firm transportation agreements for 2018 from the table shown above to the amounts shown in our 2016 Annual Report on Form 10-K, taking into account the Southwestern transaction discussed above, the second quarter 2017 sale of our Flag City processing plant and related assets discussed below and contracts entered into since December 31, 2016. The table does not include additional revenues we have recognized and may receive under firm transportation agreements based on actual utilization of the contracted pipeline capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2017.

	As of December 31, 2017
	(in millions)
	2017	2018
Expected revenues under committed firm transportation agreements as reported in our 2016 Annual Report on Form 10-K	$1,055.0	$975.0
Adjustments for:
Southwestern contract restructuring	(7.0)	(44.0)
Sale of Flag City processing plant and related assets	(5.0)	(8.0)
Firm transportation agreements entered into in 2017	27.0	47.0
Actual/expected revenues under committed firm transportation agreements as of December 31, 2017	$1,070.0	$970.0

In the 2018 to 2020 timeframe, the agreements associated with our East Texas to Mississippi Pipeline, Southeast Expansion, Gulf Crossing Pipeline and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by ten-year firm transportation agreements with producers. Since our expansion projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of our expansions, has declined because the production economics in those basins are not as competitive as other production basins. These market dynamics have resulted in less production from certain basins tied to our system and a narrowing of basis differentials across portions of our pipeline systems, primarily for capacity associated with natural gas flows from west to east. Total revenues generated from the expansion project capacity will be materially lower when these contracts expire. For example, as shown directly above, revenues under committed firm transportation agreements for 2018 are expected to be approximately $100.0 million lower than the actual amount for 2017. This reduction is mainly a result of: (i) expansion contracts on our Gulf South system that expired in early 2018, which comprises approximately 60% of the $100.0 million reduction of revenues; and (ii) the Southwestern contract restructuring, which is responsible for the remaining 40% reduction. While some of the Gulf South capacity has been remarketed at lower rates and for shorter terms, we believe that the current market rates are not indicative of the long-term value of that capacity. We continue to focus our marketing efforts on enhancing the value of the remaining expansion capacity and we are working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options.

Partly as a result of the increase in overall gas supplies, demand markets, primarily in the Gulf Coast area, are growing due to new natural gas export facilities, power plants, petrochemical facilities and increased exports to Mexico. These developments have resulted in significant growth projects for us, as discussed under Growth Projects. As of December 31, 2017, we have placed several growth projects into service since 2016 and have additional growth projects under development that are expected to be fully placed into service through the end of 2020. These projects have lengthy planning and construction periods. As a result, these projects will not contribute to our earnings and cash flows until they are fully placed into service. The revenues that are expected to be realized in 2018 and 2019 from these growth projects are included in the estimates of expected revenues from capacity reservation and minimum bill charges under committed firm transportation agreements shown above.

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from our transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in our ongoing maintenance costs, including maintenance capital and maintenance expense. PHMSA has proposed more prescriptive regulations related to operations of our interstate natural gas and NGLs pipelines which, if adopted as proposed, will cause us to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to our ability to reliably serve our customers. While these proposed regulations have not yet been finalized, they are representative of the types of regulatory changes that can be enacted which would affect our operations and the cost of operating our facilities. See Part I, Item 1A. Risk Factors of this Report for further information.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that we undertake will affect the amounts we record as property, plant and equipment (PPE) on our balance sheet or recognize as expenses, which impacts our earnings. In 2018, we expect to spend approximately $320.0 million to maintain our pipeline systems, of which approximately $120.0 million is expected to be maintenance capital. In 2017, we spent $342.1 million, of which $137.9 million was recorded as maintenance capital. In 2017, the maintenance capital amounts include pipeline integrity upgrades associated with certain segments of our natural gas pipelines. Refer to Capital Expenditures for more information regarding certain of our maintenance costs and additional pipeline integrity upgrades.

Results of Operations

The Overview section in this Item 7, and Note 2 of Item 8, contain summaries of our revenues and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm transportation agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as lower pricing on contract renewals and other factors discussed elsewhere in this MD&A. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are typically offset by revenues from retained fuel included in our Transportation revenues. Because we are a partnership, we are not a taxable entity for federal income tax purposes and we do not directly pay federal income tax.

On May 9, 2017, we sold our Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $63.6 million, including customary adjustments. We recognized losses and impairment charges of $47.1 million on the sale, reported within Total operating costs and expenses.

Please refer to Firm Transportation Agreements and Pipeline System Maintenance above for further discussion of items that have impacted, or could impact in the future, our results of operations, including material trends in our operating revenues and expenses.

2017 Compared with 2016

Our net income for the year ended December 31, 2017, decreased $5.2 million, or 2%, to $297.0 million compared to $302.2 million for the year ended December 31, 2016, primarily due to the loss on the sale of the Flag City processing plant and related assets in 2017 and $12.7 million of income from the settlement of a legal claim in 2016, mostly offset by the increase in net operating revenues discussed below.

Operating revenues for the year ended December 31, 2017, increased $15.4 million, or 1%, to $1,322.6 million, compared to $1,307.2 million for the year ended December 31, 2016. Excluding the net effect of $12.7 million of proceeds received from the settlement of a legal matter in 2016 and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $44.1 million, or 4%. The increase was driven by growth projects recently placed into service, partially offset by a decrease in storage and PAL revenues primarily from the effects of unfavorable market conditions on time period price spreads and a decrease in revenues associated with the Flag City sale and the Southwestern contract restructuring discussed above.

Operating costs and expenses for the year ended December 31, 2017, increased $26.4 million, or 3%, to $856.1 million, compared to $829.7 million for the year ended December 31, 2016. Excluding items offset in operating revenues and the $47.1 million loss on the sale of Flag City assets, operating costs and expenses decreased $4.7 million, or less than 1%, when compared to the comparable period in 2016. We had an increase in operations and maintenance expenses primarily due to growth projects recently placed into service and a higher number of maintenance projects. These increases were offset by lower administrative and general expenses due to higher capitalization rates from the increase in capital projects and lower employee incentive costs.

Total other deductions for the year ended December 31, 2017, decreased $6.2 million, or 4%, to $168.5 million compared to $174.7 million for the 2016 period. The decrease in total other deductions was primarily a result of lower interest expense due to higher capitalized interest from growth projects.

2016 Compared with 2015

Our net income for the year ended December 31, 2016, increased $80.2 million, or 36%, to $302.2 million compared to $222.0 million for the year ended December 31, 2015, driven mainly by an increase in net operating revenues discussed below.

Operating revenues for the year ended December 31, 2016, increased $58.0 million, or 5%, to $1,307.2 million, compared to $1,249.2 million for the year ended December 31, 2015. Excluding the net effect of $12.7 million of proceeds received from the settlement of a legal matter in 2016 and $8.8 million of proceeds received from a business interruption claim in 2015, and items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $82.6 million, or 7%. The increase was driven by an increase in transportation revenues of $70.8 million, which resulted primarily from growth projects which were placed into service, incremental revenues from the Gulf South rate case and a full year of revenues from our Evangeline pipeline. Storage and PAL revenues were higher by $16.9 million primarily from the effects of favorable market conditions on time period price spreads.

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

At December 31, 2017, we had $17.6 million of cash on hand, more than $1.1 billion of available borrowing capacity under our revolving credit facility and $300.0 million available under our Subordinated Loan agreement with BPHC. We anticipate that for 2018 our existing capital resources, including our revolving credit facility, Subordinated Loan and our cash flows from operating activities, will be adequate to fund our operations. We may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general partnership purposes. Our ability to access the capital markets for equity and debt financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

Credit Ratings

Most of our senior unsecured debt is rated by independent credit rating agencies. The credit ratings affect our ability to access the public and private debt markets, as well as the terms and the cost of our borrowings. Our ability to satisfy financing requirements or fund planned growth capital expenditures will depend upon our future operating performance and our ability to access the capital markets, which are affected by economic factors in our industry as well as other financial and business factors, some of which are beyond our control. As of February 13, 2018, our credit ratings for our senior unsecured notes and that of our operating subsidiaries having outstanding rated debt were as follows:

Rating agency	Rating (Us/Operating Subsidiaries)	Outlook (Us/Operating Subsidiaries)
Standard and Poor's	BBB-/BBB-	Stable/Stable
Moody's Investor Services	Baa3/Baa2	Stable/Stable
Fitch Ratings, Inc.	BBB-/BBB-	Stable/Stable

Credit ratings reflect the view of a rating agency and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the rating agency if it determines that the facts and circumstances warrant such a change. Each credit agency’s rating should be evaluated independently of any other credit agency’s rating.

Revolving Credit Facility

As of December 31, 2017, we had $385.0 million of borrowings outstanding under our revolving credit facility with a weighted-average interest rate of 2.72% and no letters of credit issued thereunder. As of February 13, 2018, we had $445.0 million outstanding borrowings under our revolving credit facility, resulting in an available borrowing capacity of approximately $1.1 billion.

In 2017, we extended the maturity date of our revolving credit facility by one additional year to May 26, 2022. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022. The revolving credit facility contains various restrictive covenants and other usual and customary terms and conditions, including the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the revolving credit facility require us and our subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the amended credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0, for the three quarters following a qualified acquisition, or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period. We and our subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of December 31, 2017. Note 10 in Part II, Item 8 of this Report contains more information regarding our revolving credit facility.

Subordinated Loan Agreement with Affiliate

In 2014, we entered into a Subordinated Loan Agreement with BPHC under which we can borrow up to $300.0 million until December 31, 2018. The Subordinated Loan bears interest at increasing rates, ranging from 5.75% to 9.75%, with the first increase occurring on May 1, 2018, to 7.75%, payable semi-annually in June and December, and matures in July 2024. The Subordinated Loan must be prepaid with the net cash proceeds from the issuance of additional equity securities by us or the incurrence of certain indebtedness by us or our subsidiaries, although BPHC may waive such prepayment. BPHC may also demand prepayment at any time, up to the full amount then outstanding, with 15-months' notice. The Subordinated Loan is subordinated in right of payment to our obligations under our revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wells Fargo, N.A., as representative of the lenders under the revolving credit facility. Through the filing date of this Report, we have not borrowed any amounts under the Subordinated Loan.

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

We are currently engaged in several growth projects, described in Part I, Item 1, Business - Current Growth Projects, of this Report. In 2017, the Northern Supply Access Project and portions of our Coastal Bend Header and Sulphur Storage and Pipeline Expansion projects were placed into service. In 2018, we signed a precedent agreement for a new project on our Gulf South system that will serve a proposed power plant in Texas. The project will provide approximately 0.2 Bcf/d of firm transportation service by adding compression at an existing compressor station and constructing a lateral. The cost of this project is expected to be approximately $100.0 million and has a proposed in-service date of 2020. This project remains subject to customary approvals. In 2018, we expect to incur capital expenditures of approximately $430.0 million related to our growth projects, which primarily consist of the final portions of the Coastal Bend Header project and a gas treating project in Texas and the following projects in Louisiana: three ethylene transportation and storage projects to serve industrial customers, the development of storage wells and associated infrastructure for brine supply services, and two natural gas transportation projects to serve power plants. All of our growth projects are secured by long-term firm contracts.

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

Growth capital expenditures were $570.5 million, $469.1 million and $232.0 million for the years ended December 31, 2017, 2016 and 2015. Maintenance capital expenditures for the years ended December 31, 2017, 2016 and 2015 were $137.9 million, $121.3 million and $142.5 million.

We expect total capital expenditures to be approximately $550.0 million in 2018, including approximately $120.0 million for maintenance capital and $430.0 million related to growth projects. Refer to Pipeline System Maintenance for further discussion of trends impacting our maintenance capital expenditures.

Contractual Obligations

The following table summarizes significant contractual cash payment obligations under firm commitments as of December 31, 2017, by period (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on long-term debt (1)	$3,710.0	$185.0	$350.0	$1,125.0	$2,050.0
Interest on long-term debt (2)	1,005.1	158.8	287.8	232.0	326.5
Capital commitments (3)	171.2	171.2	—	—	—
Pipeline capacity agreements (4)	17.7	6.3	8.4	3.0	—
Operating lease commitments	26.4	4.3	8.5	8.0	5.6
Capital lease commitments (5)	11.6	1.0	2.2	2.2	6.2
Total	$4,942.0	$526.6	$656.9	$1,370.2	$2,388.3

(1)
Includes our senior unsecured notes, having maturity dates from 2018 to 2027, and $385.0 million of loans outstanding under our revolving credit facility, having a maturity date of May 26, 2022. The amounts included in the Less than 1 Year column are included in long-term debt on our balance sheet because we have sufficient available borrowing capacity under our revolving credit facility to extend the amount that would come due in less than one year.

(2)
Interest obligations represent interest due on our senior unsecured notes at fixed rates. Future interest obligations under our revolving credit facility are uncertain, due to the variable interest rate and fluctuating balances, and are not included in the table above. Based on a 2.72% weighted-average interest rate and an unused commitment fee of 0.18% as of December 31, 2017, our future cash obligations under our revolving credit facility would be $12.5 million, $24.9 million and $17.6 million due in less than one year, 1-3 years and 3-5 years.

(3)
Capital commitments represent binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements existing at December 31, 2017.

(4)	The amounts shown are associated with pipeline capacity agreements on third-party pipelines that allow our operating subsidiaries to transport gas to off-system markets on behalf of our customers.

(5)	Capital lease commitments represent future non-cancelable minimum lease payments under a capital lease agreement.

Pursuant to the settlement of the Texas Gas rate case in 2006, we are required to annually fund an amount to the Texas Gas pension plan equal to the amount of actuarially determined net periodic pension cost, including a minimum of $3.0 million. In 2018, we expect to fund approximately $3.0 million to the Texas Gas pension plan.

Distributions

For the years ended December 31, 2017 and 2016, we paid distributions of $102.2 million and for the year ended December 31, 2015, we paid $101.5 million to our partners. Note 12 in Part II, Item 8 of this Report contains further discussion regarding our distributions.

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

Changes in cash flow from operating activities

Net cash provided by operating activities increased $36.2 million to $637.0 million for the year ended December 31, 2017, compared to $600.8 million for the comparable 2016 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets and the 2016 settlement of the Gulf South rate refund.

Changes in cash flow from investing activities

Net cash used in investing activities increased $54.4 million to $644.6 million for the year ended December 31, 2017, compared to $590.2 million for the comparable 2016 period. The increase is a result of an increase in capital expenditures of $118.0 million related to our growth projects discussed in Capital Expenditures, partially offset from proceeds received from the sale of the Flag City processing plant and related assets.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $29.7 million to $20.6 million for the year ended December 31, 2017, compared to $9.1 million cash used for the comparable 2016 period. The increase in cash provided by financing activities resulted primarily from an increase in net borrowings of $29.9 million.

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

Off-Balance Sheet Arrangements

At December 31, 2017, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Regulation

Most of our natural gas pipeline subsidiaries are regulated by the FERC. Pursuant to FERC regulations, certain revenues that we collect may be subject to possible refunds to our customers. Accordingly, during an open rate case, estimates of rate refund reserves are recorded based on regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. As of December 31, 2017 and 2016, there were no liabilities for any open rate case recorded on our Consolidated Balance Sheets.

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

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity’s own internal data based on the best information available in the circumstances. We use fair value measurements to account for our asset retirement obligations, any impairment charges and the value of our plan assets associated with our pension and postretirement benefit plans. We also use fair value measurements to perform our goodwill impairment testing and report fair values for certain items in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report. Notes 5 and 11 in Part II, Item 8 of this Report contain more information regarding our fair value measurements.

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

We performed a quantitative goodwill impairment test for our reporting units as of November 30, 2017, which corresponds with the preparation of our five-year financial plan operating results. The fair value measurement of the reporting units was derived based on judgments and assumptions we believe market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included our five-year financial plan operating results, the long-term outlook for growth in natural gas demand in the U.S. and measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model. The use of alternate judgments and assumptions could substantially change the results of our goodwill impairment analysis, including the recognition of an impairment charge in our Consolidated Financial Statements.

The results of the quantitative goodwill impairment test for 2017 and 2016 indicated that the fair value of our reporting units significantly exceeded their carrying amounts and no goodwill impairment charges were recognized for the reporting units.

Impairment of Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)

We evaluate whether the carrying amounts of our long-lived and intangible assets have been impaired when circumstances indicate the carrying amount of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying amount over its fair value. We recognized $5.8 million, $3.8 million and $0.4 million of asset impairment charges for the years ended December 31, 2017, 2016 and 2015.

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

In determining the discount rate assumption, we utilize current market information and liability information provided by our plan actuaries, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities and with consideration of the change in interest rates, such as the U.S. Treasury yield curve. The Conduent interest rate curve and the Citibank Pension Liability curve were consistently used as the basis for the change in discount rate from the last measurement date with this measure confirmed by the yield on other broad bond indices. Additionally, we supplement our discount rate decision with a yield curve analysis. The yield curve is applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve is a hypothetical AA/Aa yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody's Investors Service, Inc. Note 11 in Part II, Item 8 of this Report contains more information regarding our pension and postretirement benefit obligations.

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

•
the success of our strategy to grow and diversify our business, including expansion into new product lines and geographic areas, especially in light of the unstable price levels of oil and natural gas experienced over the past several years, which can influence the associated production of these commodities;

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

	2017	2016
Carrying amount of fixed-rate debt	$3,302.5	$3,378.9
Fair value of fixed-rate debt	$3,504.4	$3,529.2
100 basis point increase in interest rates and resulting debt decrease	$167.5	$148.3
100 basis point decrease in interest rates and resulting debt increase	$179.9	$160.2
Weighted-average interest rate	5.18%	5.46%

At December 31, 2017, we had $385.0 million of variable-rate debt outstanding at a weighted-average interest rate of 2.72%. A 1% increase in interest rates would increase our cash payments for interest on our variable-rate debt by $3.9 million on an annualized basis. At December 31, 2016, we had $180.0 million outstanding under variable-rate agreements at a weighted-average interest rate of 1.96%.

At December 31, 2017 and 2016, $17.6 million and $4.6 million of our undistributed cash, shown on the Consolidated Balance Sheets as Cash and cash equivalents, was primarily invested in Treasury fund accounts. Due to the short-term nature of the Treasury fund accounts, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the fair market value of our Cash and cash equivalents.

Commodity risk:

Our pipelines do not take title to the natural gas and NGLs which they transport and store, therefore, they do not assume the related commodity price risk associated with the products. However, certain volumes of our gas stored underground are available for sale and subject to commodity price risk. At December 31, 2017 and 2016, approximately $6.4 million and $1.2 million of gas stored underground, which we own and carry as current Gas and liquids stored underground, was available for sale and exposed to commodity price risk. We have historically managed our exposure to commodity price risk through the use of futures, swaps and option contracts; however, at December 31, 2017 and 2016, we had no outstanding derivatives.

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

As of December 31, 2017, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 12.3 trillion British thermal units (TBtu). Assuming an average market price during December 2017 of $2.76 per million British thermal units (MMBtu), the market value of that gas was approximately $34.0 million. As of December 31, 2017, there were no outstanding NGL imbalances owed to our operating subsidiaries. As of December 31, 2016, the amount of gas loaned out by our subsidiaries or owed to our subsidiaries due to gas imbalances was approximately 13.6 TBtu. Assuming an average market price during December 2016 of $3.47 per MMBtu, the market value of this gas at December 31, 2016, would have been approximately $47.2 million. As of December 31, 2016, the amount of NGLs owed to our operating subsidiaries due to imbalances was less than 0.1 MMBbls, which had a market value of approximately $0.4 million.

Although nearly all of our customers pay for our services on a timely basis, we actively monitor the credit exposure to our customers. We include in our ongoing assessments, amounts due pursuant to services we render plus the value of any gas we have lent to a customer through NNS or PAL services and the value of gas due to us under a transportation imbalance. Our natural gas pipeline tariffs contain language that allow us to require a customer that does not meet certain credit criteria to provide cash collateral, post a letter of credit or provide a guarantee from a credit-worthy entity in an amount equaling up to three months of capacity reservation charges. For certain agreements with customers, for example, those related to our growth projects, we have included contractual provisions that require additional credit support should the credit ratings of those customers fall below investment grade.

Natural gas producers comprise a significant portion of our revenues and support several of our growth projects. For example, in 2017, approximately 46% of our revenues were generated from contracts with natural gas producers. The prices of oil and natural gas have been unstable over the past several years as a result of increasing gas supplies, mainly from shale production areas in the U.S. Should the prices of oil and natural gas continue to remain unstable, we could be exposed to increased credit risk associated with our producer customer group. We continue to monitor our credit risk carefully, especially as it relates to customers that may be affected by the current oil and natural gas markets. Refer to Part I, Item 1A. Risk Factors - We are exposed to credit risk relating to default or bankruptcy by our customers for further discussion regarding credit risk.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Houston, Texas
February 15, 2018

We have served as the Partnership's auditor since 2003.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$17.6	$4.6
Receivables:
Trade, net	116.8	127.1
Other	16.6	12.7
Gas transportation receivables	4.6	8.2
Gas and liquids stored underground	6.5	1.3
Prepayments	17.9	17.7
Other current assets	0.6	2.6
Total current assets	180.6	174.2

Property, Plant and Equipment:
Natural gas transmission and other plant	10,467.1	9,958.8
Construction work in progress	416.5	368.5
Property, plant and equipment, gross	10,883.6	10,327.3
Less—accumulated depreciation and amortization	2,621.1	2,333.8
Property, plant and equipment, net	8,262.5	7,993.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	86.3	93.5
Other	139.8	139.2
Total other assets	463.5	470.1

Total Assets	$8,906.6	$8,637.8

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND PARTNERS' CAPITAL	2017	2016
Current Liabilities:
Payables:
Trade	$76.0	$113.8
Affiliates	1.5	1.4
Other	11.9	23.7
Gas payables	5.7	6.7
Accrued taxes, other	57.1	52.7
Accrued interest	37.9	40.6
Accrued payroll and employee benefits	33.7	38.5
Construction retainage	32.4	19.6
Deferred income	1.9	7.5
Other current liabilities	22.3	28.4
Total current liabilities	280.4	332.9

Long–term debt and capital lease obligation	3,686.8	3,558.0

Other Liabilities and Deferred Credits:
Pension liability	21.8	22.0
Asset retirement obligation	46.0	44.7
Provision for other asset retirement	65.8	63.7
Payable to affiliate	16.0	16.0
Other	65.0	69.6
Total other liabilities and deferred credits	214.6	216.0

Commitments and Contingencies

Partners’ Capital:
Common units – 250.3 million units issued and outstanding as of December 31, 2017 and 2016	4,713.1	4,522.2
General partner	92.7	88.8
Accumulated other comprehensive loss	(81.0)	(80.1)
Total partners’ capital	4,724.8	4,530.9
Total Liabilities and Partners' Capital	$8,906.6	$8,637.8

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)

	For the Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Transportation	$1,180.7	$1,142.4	$1,091.1
Parking and lending	20.2	18.2	11.4
Storage	81.5	91.4	81.3
Other	40.2	55.2	65.4
Total operating revenues	1,322.6	1,307.2	1,249.2

Operating Costs and Expenses:
Fuel and transportation	54.8	70.8	99.3
Operation and maintenance	204.2	199.9	209.5
Administrative and general	126.5	142.2	130.4
Depreciation and amortization	322.8	317.8	323.7
Loss (gain) on sale of assets and impairments	49.0	3.7	(0.1)
Taxes other than income taxes	98.8	95.3	90.6
Total operating costs and expenses	856.1	829.7	853.4

Operating income	466.5	477.5	395.8

Other Deductions (Income):
Interest expense	171.0	182.8	176.4
Interest income	(0.4)	(0.4)	(0.4)
Miscellaneous other income, net	(2.1)	(7.7)	(2.7)
Total other deductions	168.5	174.7	173.3

Income before income taxes	298.0	302.8	222.5

Income taxes	1.0	0.6	0.5

Net income	297.0	302.2	222.0
Net Income per Unit:

Net income per common unit	$1.16	$1.18	$0.87
Weighted-average number of common units outstanding	250.3	250.3	248.8
Cash distribution declared and paid to common units per common unit	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$297.0	$302.2	$222.0
Other comprehensive income (loss):
Loss on cash flow hedge	(1.5)	—	—
Reclassification adjustment transferred to Net income from cash flow hedges	2.5	2.4	2.4
Pension and other postretirement benefit costs	(1.9)	1.8	(13.9)
Total Comprehensive Income	$296.1	$306.4	$210.5

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Year Ended December 31,
OPERATING ACTIVITIES:	2017	2016	2015
Net income	$297.0	$302.2	$222.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	322.8	317.8	323.7
Amortization of deferred costs and other	8.1	2.1	7.7
Loss (gain) on sale of assets and impairments	49.0	3.7	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables	6.1	(10.4)	(18.6)
Gas receivables and storage assets	5.6	10.9	(14.3)
Costs recoverable from customers	3.8	—	(0.3)
Other assets	(3.8)	0.8	(3.2)
Trade and other payables	(14.0)	(20.0)	39.4
Other payables, affiliates	—	(0.1)	(0.7)
Gas payables	(5.8)	5.3	(3.7)
Accrued liabilities	(4.1)	9.9	0.3
Other liabilities	(27.7)	(21.4)	24.2
Net cash provided by operating activities	637.0	600.8	576.4
INVESTING ACTIVITIES:
Capital expenditures	(708.4)	(590.4)	(374.5)
Proceeds from sale of operating assets	63.8	0.2	0.8
Proceeds from other recoveries	—	—	6.2
Net cash used in investing activities	(644.6)	(590.2)	(367.5)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	494.0	539.1	247.1
Repayment of borrowings from long-term debt and term loan	(575.0)	(250.0)	(725.0)
Proceeds from borrowings on revolving credit agreement	765.0	490.0	1,125.0
Repayment of borrowings on revolving credit agreement, including financing fees	(560.8)	(685.8)	(873.6)
Principal payment of capital lease obligation	(0.5)	(0.5)	(0.4)
Advances from affiliates	0.1	0.3	0.6
Distributions paid	(102.2)	(102.2)	(101.5)
Proceeds from sale of common units	—	—	113.1
Capital contributions from general partner	—	—	2.3
Net cash provided by (used in) financing activities	20.6	(9.1)	(212.4)
Increase (decrease) in cash and cash equivalents	13.0	1.5	(3.5)
Cash and cash equivalents at beginning of period	4.6	3.1	6.6
Cash and cash equivalents at end of period	$17.6	$4.6	$3.1

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)

	Common Units	General Partner	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance January 1, 2015	$4,095.1	$80.0	$(72.8)	$4,102.3
Add (deduct):
Net income	217.5	4.5	—	222.0
Distributions paid	(99.5)	(2.0)	—	(101.5)
Sale of common units, net of related transaction costs	113.1	—	—	113.1
Capital contribution from general partner	—	2.3	—	2.3
Other comprehensive loss, net of tax	—	—	(11.5)	(11.5)
Balance December 31, 2015	$4,326.2	$84.8	$(84.3)	$4,326.7
Add (deduct):
Net income	296.2	6.0	—	302.2
Distributions paid	(100.2)	(2.0)	—	(102.2)
Other comprehensive income, net of tax	—	—	4.2	4.2
Balance December 31, 2016	$4,522.2	$88.8	$(80.1)	$4,530.9
Add (deduct):
Net income	291.1	5.9	—	297.0
Distributions paid	(100.2)	(2.0)	—	(102.2)
Other comprehensive loss, net of tax	—	—	(0.9)	(0.9)
Balance December 31, 2017	$4,713.1	$92.7	$(81.0)	$4,724.8

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Corporate Structure

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Gulf Crossing Pipeline Company LLC (Gulf Crossing), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream), Boardwalk Petrochemical Pipeline, LLC and Boardwalk Texas Intrastate, LLC (together, the operating subsidiaries), which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. All of the Partnership’s operations are conducted by the operating subsidiaries.

As of February 13, 2018, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs) of the Partnership. As of February 13, 2018, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

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

Effective April 1, 2016, the Partnership's Gulf South subsidiary implemented a fuel tracker as a result of a rate case settlement. The Partnership applies regulatory accounting for the fuel tracker, under which the value of fuel received from customers paying the maximum tariff rate and the related value of fuel used in transportation are recorded to a regulatory asset or liability depending on whether Gulf South uses more fuel than it collects from customers or collects more fuel than it uses. Prior to the implementation of the fuel tracker and the application of regulatory accounting, the value of fuel received from customers was reflected in operating revenues and the value of fuel used was reflected in operating expenses. Other than as described for Texas Gas and Gulf South, regulatory accounting is not applicable to the Partnership’s other FERC-regulated operations.

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

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity’s own internal data based on the best information available in the circumstances. The Partnership uses fair value measurements to account for asset retirement obligations (ARO) and any impairment charges. Fair value measurements are also used to perform goodwill impairment testing and report fair values for certain items contained in this Report. The Partnership considers any transfers between levels within the fair value hierarchy to have occurred at the beginning of a quarterly reporting period. The Partnership did not recognize any transfers between Level 1 and Level 2 of the fair value hierarchy and did not change its valuation techniques or inputs during the year ended December 31, 2017.

Notes 5 and 11 contain more information regarding fair value measurements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Partnership had no restricted cash at December 31, 2017 and 2016.

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

Materials and Supplies

Materials and supplies are carried at average cost and are included in Other Assets on the Consolidated Balance Sheets. The Partnership expects its materials and supplies to be used for projects related to its property, plant and equipment (PPE) and for future growth projects. At December 31, 2017 and 2016, the Partnership held approximately $20.1 million and $19.2 million of materials and supplies.

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

	For the Year Ended December 31,
	2017	2016	2015
Capitalized interest and allowance for borrowed funds used during construction	$19.2	$7.4	$3.4
Allowance for equity funds used during construction	1.9	7.9	2.7

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

Revenue Recognition

The maximum rates that may be charged by the majority of the Partnership's operating subsidiaries for their services are established through the FERC’s cost-based rate-making process; however, rates actually charged by those operating subsidiaries may be less than those allowed by the FERC. Revenues from transportation and storage services are recognized in the period the service is provided based on contractual terms and the related volumes transported or stored. In connection with some PAL and interruptible storage service agreements, cash is received at the inception of the service period resulting in the recording of deferred revenues which are recognized in revenues over the period the services are provided. At December 31, 2017 and 2016, the Partnership had deferred revenues of $1.8 million and $8.4 million, which are expected to be recognized through 2018.

Retained fuel is recognized in revenues at market prices in the month of retention for operations where regulatory accounting is not applicable. The related fuel consumed in providing transportation services is recorded in Fuel and transportation expenses at market prices in the month consumed. In some cases, customers may elect to pay cash for the cost of fuel used in providing transportation services instead of having fuel retained in-kind. Retained fuel included in Transportation on the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, was $28.0 million, $29.1 million and $53.2 million. As discussed under the Regulatory Accounting policy, Gulf South implemented a fuel tracker effective April 1, 2016, for customers paying the maximum tariff rate. Prior to the implementation of the fuel tracker and the application of regulatory accounting, the value of fuel received from customers was reflected in operating revenues and the value of fuel consumed was reflected in operating expenses.

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

Under FERC regulations, certain revenues that the operating subsidiaries collect may be subject to possible refunds to customers. Accordingly, during a rate case, estimated refund liabilities are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. At December 31, 2017 and 2016, the Partnership did not have a refund liability for any open rate case recorded on the Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606) which will require entities to recognize revenue in an amount that reflects the transfer of promised goods or services to a customer in an amount based on the consideration the entity expects to be entitled to in exchange for those goods or services. ASC 606 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The Partnership implemented ASC 606 effective January 1, 2018, applying ASC 606 to customer contracts which were not completed as of the effective date, on a modified retrospective basis, and recognized a cumulative reduction to partners' capital of $12.8 million. The adjustment to partners' capital as of January 1, 2018, resulted from two items: (i) contracts which had changes to the rates during the service period that were charged to the customer without corresponding changes in service levels that were being provided by the Partnership, and (ii) the de-recognition of gas stored underground available for sale from customers who elected to have fuel retained in-kind because under ASC 606, retained fuel is not considered additional consideration included in the transaction price.

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

Note 3: Asset Disposition and Impairments

On May 9, 2017, the Partnership sold its Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $63.6 million, including customary adjustments. The Partnership recognized losses and impairment charges, reported within Total operating costs and expenses, of $47.1 million on the sale.

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

Southeast Louisiana Flood Protection Litigation

The Partnership and its subsidiary, Gulf South, along with approximately 100 other energy companies operating in Southern Louisiana, have been named as defendants in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 13-6911) by the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority). The case was filed in state court, but was removed to the U.S. District Court for the Eastern District of New Orleans (Court) in August 2013. The lawsuit claims included negligence, strict liability, public nuisance, private nuisance, breach of contract and breach of the natural servitude of drain against the defendants, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the Flood Protection Authority. In addition to attorney fees and unspecified monetary damages, the lawsuit sought abatement and restoration of the coastal lands, including backfilling and revegetating of canals dredged and used by the defendants, and abatement and restoration activities such as wetlands creation, reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, bank stabilization and ridge restoration. On February 13, 2015, the Court dismissed the case with prejudice. The Flood Protection Authority appealed the dismissal of the case to the U.S. Court of Appeals for the Fifth Circuit in May 2015 (Case No. 15-CV-30162). On March 3, 2017, the U.S. Court of Appeals for the Fifth Circuit upheld the Court’s dismissal. On April 12, 2017, the Fifth Circuit denied the Flood Protection Authorities' Petition for Rehearing En Banc. On July 11, 2017, the plaintiffs filed a writ of certiorari with the United States Supreme Court to review the case. On October 30, 2017, the United States Supreme Court denied a rehearing of the case.

Settlements and Insurance Proceeds

For the year ended December 31, 2016, the Partnership received $12.7 million in cash from the settlement of a legal claim which was recorded in Transportation revenues.

For the year ended December 31, 2015, the Partnership received $8.8 million in insurance proceeds from a business interruption claim related to Louisiana Midstream, which was recorded in Transportation revenues.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2017 and 2016, the Partnership had an accrued liability of approximately $5.0 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. The related expenditures are expected to occur over the next four years. As of December 31, 2017 and 2016, approximately $1.2 million and $1.7 million were recorded in Other current liabilities and approximately $3.8 million and $3.3 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act and Climate Change

The Partnership’s pipelines and associated facilities are subject to the federal Clean Air Act, as amended, (CAA) and comparable state laws and regulations, which regulate the emission of air pollutants from many sources and impose various compliance monitoring and reporting requirements. Under the CAA, the Partnership may be required to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development or expansion of the Partnership’s projects. Over the next several years, the Partnership may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the Environmental Protection Agency (EPA) issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA published a final rule in November 2017 that issued area designations of either “attainment/unclassifiable” or “unclassifiable” with respect to ground-level ozone for approximately 85% of the U.S. counties and is expected to issue final non-attainment area requirements pursuant to this NAAQS rule by the second quarter 2018. States are also expected to implement more stringent regulations that could apply to the Partnership's operations. Compliance with this final rule could, among other things, require installation or new emission controls on some of the Partnership's equipment, result in longer permitting timelines and significantly increase its capital expenditures and operating costs. Additionally, the EPA has determined that greenhouse gas (GHG) emissions endanger public health and the environment because emissions of such gases are potentially contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the CAA related to GHG emissions. Additionally, many states have adopted regulations related to GHG emissions.

Lease Commitments

The Partnership has various operating lease commitments extending through the year 2028 generally covering office space and equipment rentals. Total lease expense for the years ended December 31, 2017, 2016 and 2015, was approximately $13.8 million, $13.2 million and $12.2 million. The following table summarizes minimum future commitments related to these items at December 31, 2017 (in millions):

2018	$4.3
2019	4.3
2020	4.2
2021	4.0
2022	4.0
Thereafter	5.6
Total	$26.4

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of December 31, 2017, were approximately $171.2 million, all of which are expected to be settled within the next twelve months.

Pipeline Capacity Agreements

The Partnership’s operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the operating subsidiaries to transport gas to off-system markets on behalf of customers. The Partnership incurred expenses of $6.2 million, $6.5 million and $6.9 million related to pipeline capacity agreements for the years ended December 31, 2017, 2016 and 2015. The future commitments related to pipeline capacity agreements as of December 31, 2017, were (in millions):

2018	$6.3
2019	5.5
2020	2.9
2021	1.7
2022	1.3
Thereafter	—
Total	$17.7

Note 5: Other Comprehensive Income and Fair Value Measurements

Other Comprehensive Income

The Partnership estimates that approximately $2.8 million of net losses reported in AOCI as of December 31, 2017, are expected to be reclassified into earnings within the next twelve months. This amount is comprised of a $1.6 million decrease to earnings related to net periodic benefit cost and a $1.2 million decrease to earnings related to cash flow hedges. The amounts related to cash flow hedges are from treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The following table shows the components and reclassifications to net income of Accumulated other comprehensive loss which is included in Partners' Capital for the years ended December 31, 2015 through 2017 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2015	$(10.8)	$(62.0)	$(72.8)
Reclassifications: Interest expense (1)	2.4	—	2.4
Pension and other postretirement benefit costs	—	(13.9)	(13.9)
Ending balance, December 31, 2015	$(8.4)	$(75.9)	$(84.3)
Reclassifications: Interest expense (1)	2.4	—	2.4
Pension and other postretirement benefit costs	—	1.8	1.8
Ending balance, December 31, 2016	$(6.0)	$(74.1)	$(80.1)
Loss recorded in AOCI	(1.5)	—	(1.5)
Reclassifications: Interest expense (1)	2.5	—	2.5
Pension and other postretirement benefit costs	—	(1.9)	(1.9)
Ending balance, December 31, 2017	$(5.0)	$(76.0)	$(81.0)

(1)	Related to amounts deferred in AOCI from the treasury rate locks described above.

Financial Assets and Liabilities

As of December 31, 2017 and 2016, the Partnership had no assets and liabilities which were recorded at fair value on a recurring basis. The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at December 31, 2017 and 2016. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2017 and 2016. The carrying amount of the Partnership's variable-rate debt approximates fair value because the instruments bear a floating market-based interest rate.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Consolidated Balance Sheets as of December 31, 2017 and 2016, were as follows (in millions):

As of December 31, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.6		$17.6	$—	$—	$17.6

Financial Liabilities
Long-term debt	$3,687.5	(1)	$—	$3,889.4	$—	$3,889.4

(1) The carrying amount of long-term debt excludes an $8.1 million long-term capital lease obligation and
$8.8 million of unamortized debt issuance costs.

As of December 31, 2016			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.6		$4.6	$—	$—	$4.6

Financial Liabilities
Long-term debt	$3,558.9	(1)	$—	$3,709.2	$—	$3,709.2

(1) The carrying amount of long-term debt excludes an $8.6 million long-term capital lease obligation and
$9.5 million of unamortized debt issuance costs.

Note 6: Property, Plant and Equipment

The following table presents the Partnership’s PPE as of December 31, 2017 and 2016 (in millions):

Category	2017 Amount	Weighted-Average Useful Lives (Years)	2016 Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$9,115.4	38	$8,337.1	38
Storage	776.7	38	779.2	38
Gathering	109.2	23	385.2	28
General	196.7	13	194.2	13
Rights of way and other	127.6	36	125.7	36
Total utility depreciable plant	10,325.6	37	9,821.4	37

Non-depreciable:
Construction work in progress	416.5		368.5
Storage	105.5		105.5
Land	36.0		31.9
Total non-depreciable assets	558.0		505.9

Total PPE	10,883.6		10,327.3
Less: accumulated depreciation	2,621.1		2,333.8

Total PPE, net	$8,262.5		$7,993.5

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

The proportionate share of investment associated with these interests has been recorded as PPE on the balance sheets. The Partnership records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Partnership’s undivided interests as of December 31, 2017 and 2016 (in millions):

	2017		2016
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Bistineau storage	$75.5	$24.0	$73.6	$21.8
Mobile Bay Pipeline	13.2	5.8	13.3	5.4
NGL pipelines and facilities	34.8	5.2	34.8	4.2
Offshore and other assets	16.2	12.7	15.1	11.8
Total	$139.7	$47.7	$136.8	$43.2

Asset Impairment Charges

The Partnership recognized $5.8 million, $3.8 million and $0.4 million of asset impairment charges for the years ended December 31, 2017, 2016 and 2015. A portion of the asset impairment charges recorded in 2017 were related to the sale of the Flag City processing plant and related assets, a portion of the charges in 2017 and the charges in 2016 were primarily due to materials and supplies inventory that were determined to be obsolete and the remainder of the charges in 2017 and the charges in 2015 were primarily due to an increase in the estimate of ARO related to assets having no carrying amount.

Note 7: Goodwill and Intangible Assets

Goodwill

As of December 31, 2017 and 2016, the Partnership had recorded in its Consolidated Balance Sheets $237.4 million of goodwill. The Partnership performed its annual goodwill impairment test for its reporting units as of November 30, 2017. The results of the quantitative goodwill impairment test indicated that the fair value of the Partnership’s reporting units significantly exceeded their carrying amounts. No impairment charge related to goodwill was recorded for any of the Partnership’s reporting units during 2017, 2016 or 2015.

Intangible Assets

The following table contains information regarding the Partnership's intangible assets, which includes customer relationships acquired as part of its acquisitions (in millions):

	December 31,
	2017	2016
Gross carrying amount	$59.4	$59.4
Accumulated amortization	(9.5)	(7.5)
Net carrying amount	$49.9	$51.9

For each of the years ended December 31, 2017, 2016 and 2015, amortization expense for intangible assets was $2.0 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income. Amortization expense for the next five years and in total thereafter as of December 31, 2017, is expected to be as follows (in millions):

2018	$2.0
2019	2.0
2020	1.9
2021	1.9
2022	1.9
Thereafter	40.2
Total	$49.9

The weighted-average remaining useful life of the Partnership's intangible assets as of December 31, 2017, was 26 years.

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

The following table summarizes the aggregate carrying amount of the Partnership’s ARO as of December 31, 2017 and 2016 (in millions):

	2017	2016
Balance at beginning of year	$51.9	$52.6
Liabilities recorded	5.3	3.3
Liabilities settled	(3.7)	(5.7)
Accretion expense	1.6	1.7
Balance at end of year	55.1	51.9
Less: Current portion of ARO	(9.1)	(7.2)
Long-term ARO	$46.0	$44.7

For the Partnership’s operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Partnership has reflected $65.8 million and $63.7 million as of December 31, 2017 and 2016, in the accompanying Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 9: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities in the Consolidated Balance Sheets as of December 31, 2017 and 2016, are summarized in the table below. The table also includes amounts related to unamortized debt expense and unamortized discount on long-term debt, while not regulatory assets and liabilities, are a critical component of the embedded cost of debt financing utilized in Texas Gas' rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax recorded in regulatory accounting. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to eighteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2017 and 2016 (in millions):

	2017	2016
Regulatory Assets:
Pension	$10.6	$10.6
Tax effect of AFUDC equity	2.3	2.7
Total regulatory assets	$12.9	$13.3

Regulatory Liabilities:
Cashout and fuel tracker	$0.4	$10.1
Provision for other asset retirement	65.8	63.7
Unamortized debt expense and premium on reacquired debt	(5.6)	(6.8)
Unamortized discount on long-term debt	(0.8)	(1.0)
Postretirement benefits other than pension	48.9	45.9
Total regulatory liabilities	$108.7	$111.9

Note 10:  Financing

Long-Term Debt

The following table presents all long-term debt issues outstanding as of December 31, 2017 and 2016 (in millions):

	2017	2016
Notes and Debentures:
Boardwalk Pipelines
5.50% Notes due 2017 (Boardwalk Pipelines 2017 Notes)	$—	$300.0
5.20% Notes due 2018	185.0	185.0
5.75% Notes due 2019	350.0	350.0
3.375% Notes due 2023	300.0	300.0
4.95% Notes due 2024	600.0	600.0
5.95% Notes due 2026	550.0	550.0
4.45% Notes due 2027	500.0	—

Gulf South
6.30% Notes due 2017 (Gulf South 2017 Notes)	—	275.0
4.00% Notes due 2022	300.0	300.0

Texas Gas
4.50% Notes due 2021	440.0	440.0
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	3,325.0	3,400.0

Revolving Credit Facility:
Gulf Crossing	285.0	180.0
Gulf South	100.0	—
Total revolving credit facility	385.0	180.0

Capital lease obligation	8.1	8.6
	3,718.1	3,588.6
Less:
Unamortized debt discount	(22.5)	(21.1)
Unamortized debt issuance costs	(8.8)	(9.5)
Total Long-Term Debt and Capital Lease Obligation	$3,686.8	$3,558.0

Maturities of the Partnership’s long-term debt for the next five years and in total thereafter are as follows (in millions):

2018	$185.0
2019	350.0
2020	—
2021	440.0
2022	685.0
Thereafter	2,050.0
Total long-term debt	$3,710.0

The Partnership has included $185.0 million of debt which matures in less than one year as long-term debt on its Consolidated Balance Sheets as of December 31, 2017. The Partnership has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of December 31, 2017, and expects to retire the notes at their maturity.

Notes and Debentures

As of December 31, 2017 and 2016, the weighted-average interest rate of the Partnership's notes and debentures was 5.18% and 5.46%. For the years ended December 31, 2017, 2016 and 2015, the Partnership completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
January 2017	Boardwalk Pipelines	$500.0	$6.0	$494.0	(1)	4.45%	July 15, 2027	January 15 and July 15
May 2016	Boardwalk Pipelines	$550.0	$10.9	$539.1	(2)	5.95%	June 1, 2026	June 1 and December 1
March 2015	Boardwalk Pipelines	$250.0	$2.9	$247.1	(3)	4.95%	December 15, 2024	June 15 and December 15

(1)	The net proceeds of this offering were used to retire the outstanding $275.0 million aggregate principal amount of the Gulf South 2017 Notes and to fund growth capital expenditures.

(2)
The net proceeds of this offering were used to retire the outstanding $250.0 million aggregate principal amount of the Boardwalk Pipelines 5.875% notes due 2016 and the outstanding $300.0 million aggregate principal amount of the Boardwalk Pipelines 2017 Notes at their maturity.

(3)	The net proceeds of this offering were used to retire a portion of the outstanding $250.0 million aggregate principal amount of the Texas Gas 4.60% notes due 2015.

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

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At December 31, 2017, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

The Partnership has a revolving credit facility having aggregate lending commitments of $1.5 billion and includes Boardwalk Pipelines, Texas Gas, Gulf South and Gulf Crossing as borrowers (Borrowers). Interest is determined, at the Partnership's election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50% and (3) the one month Eurodollar Rate plus 1.00%, plus an applicable margin, or (b) the one-month LIBOR plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for loans bearing interest based on the base rate and ranges from 1.00% to 1.75% for loans bearing interest based on the LIBOR rate, in each case determined based on the individual Borrower's credit rating from time to time. The Third Amended and Restated Revolving Credit Agreement (amended credit agreement) provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.10% to 0.275% which is determined based on the individual Borrower's credit rating from time to time. In 2017, the Partnership extended the maturity date of the revolving credit facility by one additional year to May 26, 2022. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

The revolving credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the revolving credit facility require the Partnership and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the amended credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of December 31, 2017.

Outstanding borrowings under the Partnership's revolving credit facility as of December 31, 2017 and 2016, were $385.0 million and $180.0 million with a weighted-average borrowing rate of 2.72% and 1.96%. As of February 13, 2018, the Partnership had $445.0 million outstanding borrowings and approximately $1.1 billion of available borrowing capacity under the revolving credit facility.

Subordinated Loan Agreement with Affiliate

The Partnership has a Subordinated Loan Agreement with BPHC (Subordinated Loan) under which the Partnership can borrow up to $300.0 million through December 31, 2018. The Subordinated Loan bears interest at increasing rates, ranging from 5.75% to 9.75%, with the first increase occurring on May 1, 2018, to 7.75%, payable semi-annually in June and December, and matures in July 2024. The Subordinated Loan must be prepaid with the net cash proceeds from the issuance of additional equity securities by the Partnership or the incurrence of certain indebtedness by the Partnership or its subsidiaries, although BPHC may waive such prepayment. BPHC may also demand prepayment at any time, up to the full amount then outstanding, with 15-months' notice. The Subordinated Loan is subordinated in right of payment to the Partnership’s obligations under its revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wells Fargo, N.A., as representative of the lenders under the revolving credit facility. Through the filing date of this Report, the Partnership has not borrowed any amounts under the Subordinated Loan.

Capital Lease

The Partnership recorded a capital lease obligation of $10.5 million in 2013 related to the lease of an office building in Owensboro, Kentucky. The office building lease has a term of fifteen years with two twenty-year renewal options. Future commitments under the capital lease are $1.0 million for 2018, $1.1 million for each year 2019 through 2022 and $6.2 million thereafter. After deducting $3.0 million for amounts representing interest, the present value of the capital lease obligation at December 31, 2017, was $8.6 million, of which $0.5 million was recorded in Other current liabilities and $8.1 million was recorded in Long–term debt and capital lease obligation.

Amortization of the office building under the capital lease for each of the years ended December 31, 2017, 2016 and 2015, was $0.7 million and was included in Depreciation and amortization. As of December 31, 2017 and 2016, assets recorded in Natural gas transmission and other plant under the capital lease were $10.5 million and the accumulated amortization was $3.1 million and $2.4 million.

Issuances of Common Units

The Partnership had no common unit issuances for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the Partnership completed the following issuances and sales of common units under an equity distribution agreement (in millions, except the issuance price):

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

Summary of Changes in Outstanding Units

The following table summarizes changes in the Partnership’s common units since January 1, 2015 (in millions):

Common Units
Balance, January 1, 2015	243.3
Common units issued under an equity distribution agreement	7.0
Balance, December 31, 2015, 2016 and 2017	250.3

Registration Rights Agreement

The Partnership entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership agreed to register the resale of up to 27.9 million common units by BPHC and to reimburse BPHC up to a maximum amount of $0.914 per common unit for underwriting discounts and commissions. As of December 31, 2017 and 2016, the Partnership had an accrued liability of approximately $16.0 million for future underwriting discounts and commissions that would be reimbursed to BPHC and other registration and offering costs that are expected to be incurred by the Partnership.

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

As a result of the Texas Gas rate case settlement in 2006, the Partnership is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million, which is the amount included in rates. In each of 2017 and 2016, the Partnership funded $3.0 million to the Pension Plan and expects to fund an additional $3.0 million to the plan in 2018. The Partnership does not anticipate that any Pension Plan assets will be returned to the Partnership during 2018. In 2017, there were no payments made under the SRP. In 2016, payments of less than $0.1 million were made under the SRP. The Partnership does not expect to fund the SRP until such time as benefits are paid.

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

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In 2017 and 2016, the Partnership contributed $0.1 million and $0.2 million to the PBOP plan. The PBOP plan is in an overfunded status; therefore, the Partnership does not expect to make any contributions to the plan in 2018. The Partnership does not anticipate that any plan assets will be returned to the Partnership during 2018. The Partnership uses a measurement date of December 31 for its PBOP plan.

Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2017 and 2016, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$137.7	$143.8	$42.1	$48.4
Service cost	3.5	3.6	0.1	0.3
Interest cost	4.4	4.4	1.6	2.0
Plan participants’ contributions	—	—	1.0	1.0
Actuarial loss (gain)	5.0	1.6	0.2	(5.6)
Benefits paid	(0.4)	(0.5)	(3.6)	(4.0)
Settlement	(9.5)	(15.2)	—	—
Benefit obligation at end of period	$140.7	$137.7	$41.4	$42.1

Change in plan assets:
Fair value of plan assets at beginning of period	$115.7	$119.5	$85.9	$86.4
Actual return on plan assets	10.1	8.9	4.9	2.3
Benefits paid	(0.4)	(0.5)	(3.7)	(4.0)
Settlement	(9.5)	(15.2)	—	—
Company contributions	3.0	3.0	0.1	0.2
Plan participants’ contributions	—	—	1.0	1.0
Fair value of plan assets at end of period	$118.9	$115.7	$88.2	$85.9

Funded status	$(21.8)	$(22.0)	$46.8	$43.8

Items not recognized as components of net periodic cost:
Net actuarial loss	$23.7	$24.6	$3.8	$4.0

At December 31, 2017 and 2016, the following aggregate information relates only to the underfunded plans (in millions):

	Retirement Plans
	For the Year Ended December 31,
	2017	2016
Projected benefit obligation	$140.7	$137.7
Accumulated benefit obligation	130.3	128.2
Fair value of plan assets	118.9	115.7

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2017, 2016 and 2015, were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$3.5	$3.6	$3.8	$0.1	$0.3	$0.3
Interest cost	4.4	4.4	4.9	1.6	2.0	2.0
Expected return on plan assets	(7.8)	(7.9)	(9.1)	(4.4)	(4.6)	(4.6)
Amortization of prior service credit	—	—	—	—	(0.9)	(7.7)
Amortization of unrecognized net loss	2.0	2.7	2.0	—	—	—
Settlement charge	1.7	3.2	2.5	—	—	—
Net periodic benefit cost	$3.8	$6.0	$4.1	$(2.7)	$(3.2)	$(10.0)

Due to the Texas Gas rate case settlement in 2006, Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million.

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2018	$20.2	$2.7
2019	14.4	2.7
2020	13.8	2.7
2021	13.0	2.8
2022	14.0	2.6
2023-2027	61.1	12.2

Weighted–Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2017 and 2016, were as follows:

	Retirement Plans				PBOP
	For the Year Ended December 31,				For the Year Ended December 31,
	2017		2016		2017	2016
	Pension	SRP	Pension	SRP
Discount rate	3.25%	3.40%	3.60%	3.85%	3.70%	4.20%
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%	5.30%	5.30%
Rate of compensation increase	3.86%	3.86%	3.86%	3.86%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans						PBOP
	For the Year Ended December 31,						For the Year Ended December 31,
	2017		2016		2015		2017	2016	2015
	Pension	SRP	Pension	SRP	Pension(2)	SRP
					3.35%
Discount rate	(1)	3.85%	(1)	4.00%	3.60%	3.75%	4.20%	4.25%	3.90%
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%	7.50%	7.50%	5.30%	5.30%	5.30%
Rate of compensation increase	3.86%	3.86%	3.50%	3.50%	3.50%	3.50%	—	—	—

(1)
Pension expense was remeasured quarterly in 2017 and 2016. The quarterly remeasurements for each quarter in 2017 and 2016 were as follows: Quarter 1: 3.45% and 3.45%; Quarter 2: 3.30% and 3.00%; Quarter 3: 3.20% and 2.85%; and Quarter 4: 3.25% and 3.60%.

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

PBOP Assumed Health Care Cost Trends

Assumed health care cost trend rates have a significant effect on the amounts reported for PBOP. A one-percentage-point change in assumed trend rates for health care costs would have had the following effects on amounts reported for the year ended December 31, 2017 (in millions):

Effect of 1% Increase:	2017
Benefit obligation at end of year	$1.9
Total of service and interest costs for year	0.1

Effect of 1% Decrease:
Benefit obligation at end of year	$(1.6)
Total of service and interest costs for year	(0.1)

For measurement purposes, for December 31, 2017, health care cost trend rates for the plans were assumed to remain at 6.5% for 2018-2019, grading down to 5.0% by 2021, assuming 0.5% annual increments for all participants. For December 31, 2016, health care cost trend rates for the plans were assumed to remain at 7.0% for 2017-2018, grading down to 5.0% by 2021, assuming 0.5% annual increments for all participants.

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

The Pension Plan investments are held in a trust account and consist of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Use of the Master Trust permits the co-investing of trust assets of the Pension Plan with the assets of the Loews Corporation Cash Balance Retirement Plan for investment and administrative purposes. Although assets of all plans are co-invested in the Master Trust, the custodian maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income of the investment assets is allocated by the custodian to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. The Master Trust assets are measured at fair value. The fair value of the interest in the assets of the Master Trust associated with the Pension Plan as of December 31, 2017 and 2016, was $118.9 million (or 50.8%) and $115.7 million (or 50.3%), of the total Master Trust assets.

Equity securities are publicly traded securities which are valued using quoted market prices and are considered a Level 1 investment under the fair value hierarchy. Short-term investments that are actively traded or have quoted prices, such as money market funds, are considered Level 1 investments. Fixed income mutual funds are highly liquid and exchange traded, valued using quoted market prices, and are considered a Level 1 investment. Asset-backed securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs, which include prepayment and default projections based on past performance of the underlying collateral and current market data, and are considered Level 2 investments. The limited partnership investments held within the Master Trust are recorded at fair value, which represents the Master Trust’s shares of the net asset value of each partnership, as determined by the general partner. The limited partnership and other invested assets consist primarily of hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets.

The following table sets forth, by level within the fair value hierarchy, a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2017 (in millions):

	Master Trust Assets
	Measured under Fair Value Hierarchy				Measured at Net Asset Value	Total Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$44.0	$—	$—	$44.0	$—	$44.0
Short-term investments	6.2	—	—	6.2	—	6.2
Fixed income mutual funds	96.2	—	—	96.2	—	96.2
Asset-backed securities	—	1.5	—	1.5	—	1.5
Total assets measured at fair value	146.4	1.5	—	147.9	—	147.9
Total limited partnerships measured at net asset value	—	—	—	—	86.3	86.3
Total	$146.4	$1.5	$—	$147.9	$86.3	$234.2

The following table sets forth, by level within the fair value hierarchy, a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2016 (in millions):

	Master Trust Assets
	Measured under Fair Value Hierarchy				Measured at Net Asset Value	Total Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$40.6	$—	$—	$40.6	$—	$40.6
Short-term investments	6.7	—	—	6.7	—	6.7
Fixed income mutual funds	93.1	—	—	93.1	—	93.1
Asset-backed securities	—	7.1	—	7.1	—	7.1
Total assets measured at fair value	140.4	7.1	—	147.5	—	147.5
Total limited partnerships measured at net asset value	—	—	—	—	82.5	82.5
Total	$140.4	$7.1	$—	$147.5	$82.5	$230.0

PBOP

The PBOP plan assets are held in a trust and are measured at fair value. Short-term investments that are actively traded or have quoted prices, such as money market or mutual funds, are considered Level 1 investments. Fixed income mutual funds are actively traded and valued using quoted market prices and are considered Level 1 investments. Tax exempt securities, consisting of municipal securities, corporate and other taxable bonds and asset-backed securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs and are considered Level 2 investments. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data.

The following table sets forth, by level within the fair value hierarchy, a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2017 (in millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$2.2	$—	$—	$2.2
Fixed income mutual funds	13.9	—	—	13.9
Asset-backed securities	—	11.5	—	11.5
Corporate bonds	—	18.1	—	18.1
Tax exempt securities	—	42.5	—	42.5
Total investments	$16.1	$72.1	$—	$88.2

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

Investment strategy

Pension Plan: The Partnership employs a total-return approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets for a prudent level of risk and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment strategy has been to allocate up to 60% of the investment portfolio to equity and alternative investments, including limited partnerships, with the remainder primarily invested in fixed income securities. The investment portfolio contains a diversified blend of fixed income, equity and short-term securities. Alternative investments, including limited partnerships, have been used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2017, the pension trust had committed $6.8 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. At December 31, 2017 and 2016, all of the PBOP investments were in fixed income securities.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plan were $11.0 million, $10.7 million and $9.8 million for the years ended December 31, 2017, 2016 and 2015.

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

A summary of the status of the Phantom Common Units granted under the Partnership’s LTIP as of December 31, 2017 and 2016, and changes during the years ended December 31, 2017 and 2016, is presented below:

	Phantom Common Units	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2016 (1)	645,968	$8.7	1.5
Granted	865,091	10.2	2.3
Paid	(237,972)	(4.1)	—
Forfeited	(15,462)	—	—
Outstanding at December 31, 2016 (1)	1,257,625	22.5	1.2
Granted	487,142	8.1	2.3
Paid	(735,231)	(11.2)	—
Forfeited	(36,641)	—	—
Outstanding at December 31, 2017 (1)	972,895	$13.1	1.0

(1)	Represents fair value and remaining weighted-average vesting period of outstanding awards at the end of the period.

The fair value of the awards at the date of grant was based on the closing market price of the Partnership’s common units on or directly preceding the date of grant. The fair value of the awards at December 31, 2017 and 2016, was based on the closing market price of the common unit on those dates of $12.91 and $17.36 plus the accumulated value of the DERs. The fair value of the awards will be recognized ratably over the vesting period and remeasured each quarter until settlement in accordance with the treatment of awards classified as liabilities, and taking into account the payment elections selected by the grantees. The Partnership recorded $7.8 million, $11.6 million and $3.6 million in Administrative and general expenses during 2017, 2016 and 2015 for the Phantom Common Unit awards. The total estimated remaining unrecognized compensation expense related to the Phantom Common Units outstanding at December 31, 2017 and 2016, was $6.0 million and $11.9 million.

In 2017 and 2016, the general partner purchased 10,812 and 17,108 of the Partnership’s common units in the open market at a price of $18.50 and $11.75 per unit. These units were granted under the LTIP to the independent directors as part of their director compensation. At December 31, 2017, 3,450,060 units were available for grants under the LTIP.

UAR and Cash Bonus Plan

The UAR and Cash Bonus Plan provides for grants of UARs and Long-Term Cash Bonuses to selected employees of the Partnership. In 2017, the Partnership granted to certain employees $2.7 million of Long-Term Cash Bonuses, which will vest and become payable to the holders in cash equal to the amount of the grant after the vesting dates and in 2014, had granted $9.2 million of Long-Term Cash Bonuses, which vested and were paid in 2016. The Partnership recorded compensation expense of $1.1 million, $3.5 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, related to the Long-Term Cash Bonuses. As of December 31, 2017, the Partnership had $1.6 million remaining unrecognized compensation expense related to the Long-Term Cash Bonuses.

Retention Payment Agreements

In 2014, the Partnership entered into retention payment agreements with certain key employees, under which an employee would be entitled to a fixed amount of cash prepayments, subject to the employees remaining employed by the Partnership over a period of three years and other conditions. As of December 31, 2017, all amounts under the retention payment agreements had vested and had been paid. Retention payments of $5.8 million, $2.9 million and $2.9 million were made in 2017, 2016 and 2015. The Partnership recorded compensation expense of $0.9 million, $2.2 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015.

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

Since 2015, the Partnership has declared a quarterly distribution of $0.10 per unit with respect to its common units, resulting in quarterly payments of $25.1 million to its common unitholders and $0.5 million to its general partner. For 2017, 2016 and 2015, the Partnership paid no amounts with respect to the IDRs because the quarterly target distribution levels for IDR payout were not met.

In February 2018, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the year ended December 31, 2017 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$297.0
Declared distribution	102.2	$100.2	$2.0
Assumed allocation of undistributed net income	194.8	190.9	3.9
Assumed allocation of net income attributable to limited partner unitholders and general partner	$297.0	$291.1	$5.9
Weighted-average units outstanding		250.3
Net income per unit		$1.16

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

Following is a summary of the provision for income taxes for the periods ended December 31, 2017, 2016 and 2015 (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Current expense:
State	$0.7	$0.4	$0.4
Total	0.7	0.4	0.4
Deferred provision:
State	0.3	0.2	0.1
Total	0.3	0.2	0.1
Income taxes	$1.0	$0.6	$0.5

The Partnership’s tax years 2014 through 2017 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, there were no significant deferred income tax assets or liabilities.

Note 14:  Credit Risk

Major Customers

For the years ended December 31, 2017, 2016 and 2015, no customer comprised 10% or more of the Partnership’s operating revenues.

Natural gas producers comprise a significant portion of the Partnership’s revenues and support several of the Partnership’s growth projects. In 2017, approximately 46% of revenues were generated from contracts with natural gas producers. In periods of low or unstable natural gas and oil prices, the Partnership could be exposed to increased credit risk associated with its producer customer group. The Partnership actively monitors its customer credit profiles, as well as the portion of revenues generated from investment-grade and non-investment-grade customers.

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas and NGLs loaned to customers. As of December 31, 2017, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and NNS agreements was approximately 12.3 trillion British thermal units (TBtu). Assuming an average market price during December 2017 of $2.76 per million British thermal units (MMBtu), the market value of that gas was approximately $34.0 million. As of December 31, 2017, there were no outstanding NGL imbalances owed to the operating subsidiaries. As of December 31, 2016, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and NNS agreements was approximately 13.6 TBtu. Assuming an average market price during December 2016 of $3.47 per MMBtu, the market value of that gas at December 31, 2016, would have been approximately $47.2 million. As of December 31, 2016, the amount of NGLs owed to the operating subsidiaries due to imbalances was less than 0.1 MMBbls, which had a market value of approximately $0.4 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 15:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under services agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $6.6 million, $7.1 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $52.2 million for each of the years ended December 31, 2017, 2016 and 2015.

In 2014, the Partnership and BPHC entered into a Subordinated Loan Agreement whereby the Partnership can borrow up to $300.0 million. Note 10 contains more information related to the affiliated long-term debt.

Note 16:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Cash paid during the period for:
Interest (net of amount capitalized)	$163.7	$170.6	$170.6
Income taxes, net	0.5	0.7	0.3
Non-cash adjustments:
Accounts payable and PPE	58.8	93.4	54.7

Note 17:  Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for 2017 and 2016 for the Partnership (in millions, except for earnings per unit):

	2017
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$337.5	$300.5	$317.6	$367.0
Operating expenses	213.8	189.7	250.4	202.2
Operating income	123.7	110.8	67.2	164.8
Interest expense, net	39.8	41.0	43.7	46.1
Other income	(0.4)	(0.3)	(0.6)	(0.8)
Income before income taxes	84.3	70.1	24.1	119.5
Income taxes	0.1	0.3	0.4	0.2
Net income	$84.2	$69.8	$23.7	$119.3

Net income per common unit	$0.33	$0.27	$0.09	$0.47

	2016
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$352.6	$303.3	$306.3	$345.0
Operating expenses	219.7	209.6	197.0	203.4
Operating income	132.9	93.7	109.3	141.6
Interest expense, net	46.3	48.3	45.3	42.5
Other income	(1.8)	(1.9)	(1.9)	(2.1)
Income before income taxes	88.4	47.3	65.9	101.2
Income taxes	0.2	—	0.2	0.2
Net income	$88.2	$47.3	$65.7	$101.0

Net income per common unit	$0.34	$0.19	$0.26	$0.40

Note 18:  Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at December 31, 2017 and 2016. Note 10 contains additional information regarding the Partnership's debt and related covenants.

Condensed Consolidating Balance Sheets as of December 31, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$4.6	$12.7	$—	$17.6
Receivables	—	—	133.4	—	133.4
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	6.5	—	6.5
Prepayments	0.1	—	17.8	—	17.9
Advances to affiliates	—	—	2.3	(2.3)	—
Other current assets	—	—	7.0	(1.8)	5.2
Total current assets	0.4	4.6	186.7	(11.1)	180.6
Investment in consolidated subsidiaries	2,672.3	6,676.7	—	(9,349.0)	—
Property, plant and equipment, gross	0.6	—	10,883.0	—	10,883.6
Less–accumulated depreciation and amortization	0.6	—	2,620.5	—	2,621.1
Property, plant and equipment, net	—	—	8,262.5	—	8,262.5
Advances to affiliates – noncurrent	2,070.1	923.7	376.5	(3,370.3)	—
Other noncurrent assets	—	3.3	460.5	(0.3)	463.5
Total other assets	2,070.1	927.0	837.0	(3,370.6)	463.5

Total Assets	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$87.3	$—	$87.9
Payable to affiliates	1.5	—	7.0	(7.0)	1.5
Advances from affiliates	—	2.3	—	(2.3)	—
Other current liabilities	—	25.2	167.9	(2.1)	191.0
Total current liabilities	2.0	27.6	262.2	(11.4)	280.4
Long-term debt and capital lease obligation	—	2,461.8	1,225.0	—	3,686.8
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,446.6	923.7	(3,370.3)	—
Other noncurrent liabilities	—	—	198.6	—	198.6
Total other liabilities and deferred credits	16.0	2,446.6	1,122.3	(3,370.3)	214.6
Total partners’ capital	4,724.8	2,672.3	6,676.7	(9,349.0)	4,724.8
Total Liabilities and Partners' Capital	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Condensed Consolidating Balance Sheets as of December 31, 2016
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.6	$1.8	$2.2	$—	$4.6
Receivables	—	—	139.8	—	139.8
Receivables - affiliate	—	—	7.0	(7.0)	—
Gas and liquids stored underground	—	—	1.3	—	1.3
Prepayments	0.4	—	17.3	—	17.7
Advances to affiliates	—	72.9	102.7	(175.6)	—
Other current assets	—	—	13.9	(3.1)	10.8
Total current assets	1.0	74.7	284.2	(185.7)	174.2
Investment in consolidated subsidiaries	2,423.2	6,653.6	—	(9,076.8)	—
Property, plant and equipment, gross	0.6	—	10,326.7	—	10,327.3
Less–accumulated depreciation and amortization	0.6	—	2,333.2	—	2,333.8
Property, plant and equipment, net	—	—	7,993.5	—	7,993.5
Advances to affiliates – noncurrent	2,125.0	435.0	229.3	(2,789.3)	—
Other noncurrent assets	—	3.3	466.8	—	470.1
Total other assets	2,125.0	438.3	696.1	(2,789.3)	470.1

Total Assets	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.9	$0.2	$136.4	$—	$137.5
Payable to affiliates	1.4	—	7.0	(7.0)	1.4
Advances from affiliates	—	102.7	72.9	(175.6)	—
Other current liabilities	—	21.8	175.3	(3.1)	194.0
Total current liabilities	2.3	124.7	391.6	(185.7)	332.9
Long-term debt and capital lease obligation	—	2,264.4	1,293.6	—	3,558.0
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,354.3	435.0	(2,789.3)	—
Other noncurrent liabilities	—	—	200.0	—	200.0
Total other liabilities and deferred credits	16.0	2,354.3	635.0	(2,789.3)	216.0
Total partners’ capital	4,530.9	2,423.2	6,653.6	(9,076.8)	4,530.9
Total Liabilities and Partners' Capital	$4,549.2	$7,166.6	$8,973.8	$(12,051.8)	$8,637.8

Condensed Consolidating Statements of Income for the Year Ended December 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,269.0	$(88.3)	$1,180.7
Parking and lending	—	—	20.5	(0.3)	20.2
Storage	—	—	81.5	—	81.5
Other	—	—	40.2	—	40.2
Total operating revenues	—	—	1,411.2	(88.6)	1,322.6

Operating Costs and Expenses:
Fuel and transportation	—	—	143.4	(88.6)	54.8
Operation and maintenance	—	—	204.2	—	204.2
Administrative and general	(0.3)	—	126.8	—	126.5
Other operating costs and expenses	0.6	—	470.0	—	470.6
Total operating costs and expenses	0.3	—	944.4	(88.6)	856.1
Operating (loss) income	(0.3)	—	466.8	—	466.5

Other Deductions (Income):
Interest expense	—	129.6	41.4	—	171.0
Interest (income) expense-affiliates, net	(47.3)	39.9	7.4	—	—
Interest income	—	(0.2)	(0.2)	—	(0.4)
Equity in earnings of subsidiaries	(250.0)	(419.3)	—	669.3	—
Miscellaneous other income, net	—	—	(2.1)	—	(2.1)
Total other (income) deductions	(297.3)	(250.0)	46.5	669.3	168.5

Income (loss) before income taxes	297.0	250.0	420.3	(669.3)	298.0
Income taxes	—	—	1.0	—	1.0

Net income (loss)	$297.0	$250.0	$419.3	$(669.3)	$297.0

Condensed Consolidating Statements of Income for the Year Ended December 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,230.2	$(87.8)	$1,142.4
Parking and lending	—	—	20.1	(1.9)	18.2
Storage	—	—	91.4	—	91.4
Other	—	—	55.2	—	55.2
Total operating revenues	—	—	1,396.9	(89.7)	1,307.2

Operating Costs and Expenses:
Fuel and transportation	—	—	160.5	(89.7)	70.8
Operation and maintenance	—	—	199.9	—	199.9
Administrative and general	0.5	—	141.7	—	142.2
Other operating costs and expenses	0.4	—	416.4	—	416.8
Total operating costs and expenses	0.9	—	918.5	(89.7)	829.7
Operating (loss) income	(0.9)	—	478.4	—	477.5

Other Deductions (Income):
Interest expense	—	123.8	59.0	—	182.8
Interest (income) expense - affiliates, net	(37.8)	44.4	(6.6)	—	—
Interest income	—	(0.1)	(0.3)	—	(0.4)
Equity in earnings of subsidiaries	(265.5)	(433.6)	—	699.1	—
Miscellaneous other expense (income), net	0.2	—	(7.9)	—	(7.7)
Total other (income) deductions	(303.1)	(265.5)	44.2	699.1	174.7

Income (loss) before income taxes	302.2	265.5	434.2	(699.1)	302.8
Income taxes	—	—	0.6	—	0.6

Net income (loss)	$302.2	$265.5	$433.6	$(699.1)	$302.2

Condensed Consolidating Statements of Income for the Year Ended December 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,178.5	$(87.4)	$1,091.1
Parking and lending	—	—	11.6	(0.2)	11.4
Storage	—	—	81.3	—	81.3
Other	—	—	65.4	—	65.4
Total operating revenues	—	—	1,336.8	(87.6)	1,249.2

Operating Costs and Expenses:
Fuel and transportation	—	—	186.9	(87.6)	99.3
Operation and maintenance	—	—	209.5	—	209.5
Administrative and general	—	—	130.4	—	130.4
Other operating costs and expenses	0.3	—	413.9	—	414.2
Total operating costs and expenses	0.3	—	940.7	(87.6)	853.4
Operating (loss) income	(0.3)	—	396.1	—	395.8

Other Deductions (Income):
Interest expense	—	104.0	72.4	—	176.4
Interest (income) expense - affiliates, net	(28.8)	38.2	(9.4)	—	—
Interest income	—	—	(0.4)	—	(0.4)
Equity in earnings of subsidiaries	(193.5)	(335.7)	—	529.2	—
Miscellaneous other income, net	—	—	(2.7)	—	(2.7)
Total other (income) deductions	(222.3)	(193.5)	59.9	529.2	173.3

Income (loss) before income taxes	222.0	193.5	336.2	(529.2)	222.5
Income taxes	—	—	0.5	—	0.5

Net income (loss)	$222.0	$193.5	$335.7	$(529.2)	$222.0

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$297.0	$250.0	$419.3	$(669.3)	$297.0
Other comprehensive income (loss):
Loss on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	2.5	2.5	0.7	(3.2)	2.5
Pension and other postretirement benefit costs	(1.9)	(1.9)	(1.9)	3.8	(1.9)
Total Comprehensive Income (Loss)	$296.1	$249.1	$418.1	$(667.2)	$296.1

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$302.2	$265.5	$433.6	$(699.1)	$302.2
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	2.4	2.4	0.7	(3.1)	2.4
Pension and other postretirement benefit costs	1.8	1.8	1.8	(3.6)	1.8
Total Comprehensive Income (Loss)	$306.4	$269.7	$436.1	$(705.8)	$306.4

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$222.0	$193.5	$335.7	$(529.2)	$222.0
Other comprehensive income (loss):
Reclassification adjustment transferred to Net Income from cash flow hedges	2.4	2.4	0.7	(3.1)	2.4
Pension and other postretirement benefit costs	(13.9)	(13.9)	(13.9)	27.8	(13.9)
Total Comprehensive Income (Loss)	$210.5	$182.0	$322.5	$(504.5)	$210.5

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$46.9	$(161.5)	$751.6	$—	$637.0

INVESTING ACTIVITIES:
Capital expenditures	—	—	(708.4)	—	(708.4)
Proceeds from sale of operating assets	—	—	63.8	—	63.8
Advances to affiliates, net	54.9	(434.4)	(460.4)	839.9	—
Net cash provided by (used in) investing activities	54.9	(434.4)	(1,105.0)	839.9	(644.6)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	(275.0)	—	(575.0)
Proceeds from borrowings on revolving credit agreement	—	—	765.0	—	765.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(0.8)	(560.0)	—	(560.8)
Principal payment of capital lease obligation	—	—	(0.5)	—	(0.5)
Advances from affiliates, net	0.1	405.5	434.4	(839.9)	0.1
Distributions paid	(102.2)	—	—	—	(102.2)
Net cash (used in) provided by financing activities	(102.1)	598.7	363.9	(839.9)	20.6

(Decrease) increase in cash and cash equivalents	(0.3)	2.8	10.5	—	13.0
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.3	$4.6	$12.7	$—	$17.6

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2016
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$37.3	$(161.9)	$725.4	$—	$600.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(590.4)	—	(590.4)
Proceeds from sale of operating assets	—	—	0.2	—	0.2
Advances to affiliates, net	65.2	(20.6)	39.1	(83.7)	—
Net cash provided by (used in) investing activities	65.2	(20.6)	(551.1)	(83.7)	(590.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	539.1	—	—	539.1
Repayment of borrowings from long-term debt	—	(250.0)	—	—	(250.0)
Proceeds from borrowings on revolving credit agreement	—	—	490.0	—	490.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(0.8)	(685.0)	—	(685.8)
Principal payment of capital lease obligation	—	—	(0.5)	—	(0.5)
Advances from affiliates, net	0.3	(104.3)	20.6	83.7	0.3
Distributions paid	(102.2)	—	—	—	(102.2)
Net cash (used in) provided by financing activities	(101.9)	184.0	(174.9)	83.7	(9.1)

Increase (decrease) in cash and cash equivalents	0.6	1.5	(0.6)	—	1.5
Cash and cash equivalents at beginning of period	—	0.3	2.8	—	3.1
Cash and cash equivalents at end of period	$0.6	$1.8	$2.2	$—	$4.6

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2015
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$27.9	$(136.3)	$684.8	$—	$576.4

INVESTING ACTIVITIES:
Capital expenditures	(1.0)	—	(373.5)	—	(374.5)
Proceeds from sale of operating assets	—	—	0.8	—	0.8
Proceeds from other recoveries	—	—	6.2	—	6.2
Advances to affiliates, net	(41.9)	(269.0)	(118.4)	429.3	—
Net cash (used in) provided by investing activities	(42.9)	(269.0)	(484.9)	429.3	(367.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	247.1	—	—	247.1
Repayment of borrowings from long-term debt and term loan	—	—	(725.0)	—	(725.0)
Proceeds from borrowings on revolving credit agreement	—	—	1,125.0	—	1,125.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(3.6)	(870.0)	—	(873.6)
Principal payment of capital lease obligation	—	—	(0.4)	—	(0.4)
Advances from affiliates, net	0.6	160.3	269.0	(429.3)	0.6
Distributions paid	(101.5)	—	—	—	(101.5)
Proceeds from sale of common units	113.1	—	—	—	113.1
Capital contributions from general partner	2.3	—	—	—	2.3
Net cash provided by (used in) financing activities	14.5	403.8	(201.4)	(429.3)	(212.4)

Decrease in cash and cash equivalents	(0.5)	(1.5)	(1.5)	—	(3.5)
Cash and cash equivalents at beginning of period	0.5	1.8	4.3	—	6.6
Cash and cash equivalents at end of period	$—	$0.3	$2.8	$—	$3.1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in Item 8 of this Report, has issued a report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boardwalk Pipeline Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated February 15, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Houston, Texas
February 15, 2018

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Boardwalk Pipeline Partners, LP

Boardwalk GP manages our operations and activities on our behalf. The operations of Boardwalk GP are managed by its general partner, Boardwalk GP, LLC (BGL). We sometimes refer to Boardwalk GP and BGL collectively as “our general partner.” Our general partner is not elected by unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends that indebtedness or other obligations we incur are nonrecourse to it.

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

Directors and Executive Officers

The following table shows information for the directors and executive officers of BGL:

Name	Age	Position
Stanley C. Horton	68	Chief Executive Officer (CEO), President and Director
Jamie L. Buskill	53	Senior Vice President, Chief Financial and Administrative Officer and Treasurer
Michael E. McMahon	62	Senior Vice President, General Counsel and Secretary
John L. Haynes	63	Senior Vice President, Chief Commercial Officer and President, Texas Intrastate
Kenneth I. Siegel	60	Director, Chairman of the Board
Arthur L. Rebell	77	Director
William R. Cordes	69	Director
Thomas E. Hyland	72	Director
Mark L. Shapiro	73	Director
Andrew H. Tisch	68	Director
Peter W. Keegan	73	Director

All directors have served since prior to 2010 except for Messrs. Keegan and Horton who were elected to the Board in 2015 and 2011, respectively. All directors serve until replaced or upon their voluntary resignation. On March 31, 2017, Mr. Jonathan Nathanson retired from his position as Senior Vice President, Corporate Development. Effective February 2, 2017, Mr. John L. Haynes, Senior Vice President, Chief Commercial Officer and President, Texas Intrastate, was appointed an executive officer by our Board.

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

Jamie L. Buskill—Mr. Buskill was named Senior Vice President, Chief Financial and Administrative Officer and Treasurer of BGL during 2012. Previously he had been the Senior Vice President, Chief Financial Officer (CFO) and Treasurer of BGL since its inception in 2005 and served in the same capacity for the predecessor of BGL since May 2003. He has served in various management roles for Texas Gas since 1986. In 2017, Mr. Buskill was appointed to the board of directors of the Master Limited Partnership Association and also serves on the board of various charitable organizations.

Michael E. McMahon—Mr. McMahon has been the Senior Vice President, General Counsel and Secretary of BGL since February 2007. Prior thereto he served as Senior Vice President and General Counsel of Gulf South since 2001. Mr. McMahon has been employed by Gulf South or its predecessors since 1989. Mr. McMahon also serves on the legal committee and the board of directors of the INGAA.

John L. Haynes—Mr. Haynes serves as Senior Vice President, Chief Commercial Officer of BGL and President of Texas Intrastate. He has been responsible for the commercial and marketing functions for BGL's natural gas transportation and storage businesses since February 2009 and has been President of Texas Intrastate since January 2014. Mr. Haynes previously served as Senior Vice President of Business Development of BGL. Prior to joining BGL, Mr. Haynes held various commercial, planning and business development management positions within the natural gas pipeline industry.

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

Andrew H. Tisch—Mr. Tisch has been Co-Chairman of the Board of Directors of Loews since January 2006. He is also Chairman of the Executive Committee and a member of the Office of the President of Loews and has been a director of Loews since 1985. Mr. Tisch also serves as a director of CNA Financial Corporation, a subsidiary of Loews, and served as director of K12 Inc. from 2001 to 2017. Mr. Tisch’s qualifications to sit on our Board include his extensive experience on the board of our parent company, his extensive leadership skills and keen business and financial judgment, as well as his role in forming the Partnership.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2017 in a timely manner with the exception of the Form 3 filing for Mr. Haynes.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

The objective of our executive compensation program is to attract and retain highly qualified executive officers and motivate them to provide a high level of performance for our Partnership. To meet this objective, we have established a compensation policy for our executive officers which offers elements of base salary, cash incentives, equity-based incentives and retirement and other benefits. Our strategy is to combine these elements at levels that provide our Named Executive Officers (as identified below) compensation that is competitive with that offered at similar companies in the energy industry, with particular emphasis on retention and rewarding performance by offering short and long-term incentive-based compensation. As determined annually by our Board of Directors (Board), the Named Executive Officers that are discussed within this section for 2017 include Mr. Stanley C. Horton, our President, Chief Executive Officer (CEO) and a director of Boardwalk GP, LLC (principal executive officer), Mr. Jamie L. Buskill, our Senior Vice President, Chief Financial and Administrative Officer and Treasurer (CFO) (principal financial officer), and our two other executive officers, Mr. Michael E. McMahon, Senior Vice President, General Counsel and Secretary and Mr. John L. Haynes, Senior Vice President, Chief Commercial Officer and President, Boardwalk Texas Intrastate, LLC.

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

As discussed above, our compensation policy includes offering cash incentives as reward for performance. Annual bonus awards are a component of that policy. The annual bonus awards for 2017 were determined after we reviewed both the performance of our Partnership and the individual performance of each of the Named Executive Officers. With respect to Partnership performance, our 2017 results, which significantly impacted the Board’s compensation decisions, included the following:

•	we had no material safety or pipeline deliverability issues and we were in compliance with all federal, state and local laws, rules and regulations;

•	we exceeded EBITDA and distributable cash flow amounts included in our plan, excluding the impacts from the sale of the Flag City processing plant and related assets discussed below;

•	we continued to take steps to enhance the Partnership’s financing options, including refinancing expiring, fixed-rate notes and extending the term of our Revolving Credit Agreement;

•	we improved our pipeline and storage assets through numerous reliability initiatives;

•	we reduced our recontracting risk by restructuring contracts with a key customer on our Fayetteville and Greenville laterals;

•
we sold the Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant, and related assets, to a third party in order to pursue other strategic opportunities in South Texas;

•
we placed into service a major growth project and portions of other growth projects, which collectively, were on-time and under budget, and our other growth projects are progressing as contemplated and remain on target and on budget; and

•
we continued to work on strengthening our balance sheet by funding growth projects with internally generated cash flows, and we completed 2017 with a debt to EBITDA ratio of approximately 4.70x and maintained investment grade debt ratings by the three major rating agencies.

Based on these results and the leadership, performance and efforts of each of the Named Executive Officers toward the achievement of these results, the Board awarded to the Named Executive Officers individual annual cash bonus amounts that, on a combined basis, were higher than the target amounts set for 2017.

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

With respect to our 2017 compensation decisions, we used the 2017 Willis Towers Watson U.S. Compensation Data Bank Energy Services Executive Compensation Survey (Willis Towers Watson) and the 2017 US Mercer Total Compensation Survey for the Energy Sector (Mercer) to conduct a market-based review of total direct compensation, which we define as the sum of base salary, short-term incentives and long-term incentives. The compensation survey data we reviewed was a compilation of approximately 400 companies that are engaged in various segments of the energy industry.

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

Compensation Attributable to the 2017 Calendar Year

The Board approved short-term and long-term incentive awards in 2018, which it considers to be related to 2017, even though the long-term incentive awards will not be reported in the Summary Compensation Table until 2018 or later, depending on the type of award. We consider compensation attributable to the 2017 calendar year to include the base salary paid during 2017, STI Awards awarded and paid in early 2018, but related to results achieved in 2017, and Long-Term Incentive Awards granted in early February 2018, but related to the results achieved in 2017. The table below summarizes the compensation for our Named Executive Officers that we consider to be related to the 2017 calendar year. The amounts reported below differ from those reported in the Summary Compensation Table due solely to the disclosure rules regarding the timing of reporting certain elements of compensation.

Name	2017 Base Salary (1)	STI Bonus Paid in 2018 for the 2017 Calendar Year	Long-Term Cash Bonus Granted in 2018 for the 2017 Calendar Year (2)	Grant Date Fair Value for Long-Term Incentive Plan Awards granted in 2018 for the 2017 Calendar Year (3)	Total

Stanley C. Horton	$850,018	$1,171,000	$521,250	$1,418,477	$3,960,745
Jamie L. Buskill	$450,008	$550,000	$150,000	$408,196	$1,558,204
Michael E. McMahon	$326,808	$400,000	$143,750	$391,190	$1,261,748
John L. Haynes	$326,808	$400,000	$143,750	$391,190	$1,261,748

(1)	Represents the base salary for Messrs. Horton and Buskill for the entire year. Messrs. McMahon and Haynes’s base salaries were each increased by approximately 7% effective February 20, 2017.

(2)	Represents Long-Term Cash Bonuses granted under our UAR and Cash Bonus Plan on February 8, 2018.

(3)
Represents the grant date fair value of the Phantom Common Units granted under our LTIP on February 8, 2018. Messrs. Horton, Buskill, McMahon and Haynes were granted 118,108, 33,988, 32,572 and 32,572 units. The fair value of each unit was derived based on the closing price of $12.01 for the Partnership's common units on the NYSE on February 7, 2018. Refer to Long-Term Incentive Awards – Phantom Common Units for further discussion regarding the Phantom Common Units.

For compensation attributable to the 2017 calendar year, approximately 76% of the total direct compensation awarded to our Named Executive Officers was based on incentive-based compensation elements, the majority of which was comprised of long-term, incentive-based compensation.

Base Salary

We provide our Named Executive Officers with an annual base salary to compensate them for services rendered during the year. Our goal is to set base salaries for our Named Executive Officers at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent. In each year, the market competitiveness of the total direct compensation for our Named Executive Officers is reviewed. Messrs. McMahon and Haynes each received an increase in their base salaries of approximately 3% effective February 22, 2016, consistent with the average base salary merit increase for all other employees, and received an approximately 7% increase in their base salaries effective February 20, 2017, in order to better align their total direct compensation with that of their peers and with the market data. No changes were made to the base salaries of Messrs. Horton and Buskill in 2017. Mr. Horton last received a base salary increase in 2015 and Mr. Buskill received a base salary increase in 2016.

Incentive Compensation

The Board considers incentive compensation awards paid or granted in early 2018 to be related to 2017 performance even though the awards will not be reported in the Summary Compensation Table and other compensation tables until 2018 or later, depending on the type of award. Our incentive compensation program is comprised of several components:

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

STI Awards. An STI Award is an annual cash bonus award under our STIP, the payout of which is based on the Board’s subjective analysis of the Partnership's performance and the performance of our Named Executive Officers during the year. At the beginning of the year, each Named Executive Officer is assigned a target amount, which is established as a percentage of the officer’s base salary, but could be adjusted if the Named Executive Officer receives a base salary increase during the year. The plan provides that payouts under the STIP can range from zero to 200% of the target amount, with 50% of the payout determined after taking into account our Partnership’s performance and 50% based on individual performance. The target and maximum potential payouts under the STIP as well as the allocation between Partnership and individual performance were determined at the discretion of the Board. In determining the target amount of the STI Awards, the Board considered (i) the value of each officer’s prior STI Awards, and (ii) the potential value of the STI Awards on the total direct compensation for each officer. The following are the target potential payout amounts that were established for 2017 for our Named Executive Officers:

Name	2017 Base Salary (1)	2017 STI Target %	2017 STI Target Payout
Stanley C. Horton	$850,018	100%	$850,018
Jamie L. Buskill	$450,008	100%	$450,008
Michael E. McMahon	$326,808	100%	$326,808
John L. Haynes	$326,808	100%	$326,808

(1)	Represents the base salary paid for 2017.

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

Our partnership performance goals are based on objectives that we believe reflect a well-rounded view of our performance. However, these goals are not tied to any specific targets and our achievement of these goals is ultimately determined by the Board in its sole discretion. For 2017, the following general objectives, which we refer to as Partnership Performance Goals, were established by the CEO and approved by the Board:

1.	Operate our assets safely, reliably and in compliance with all applicable federal and state laws and governmental rules and regulations.
2.	Focus on delivering financial results that are consistent with the Partnership's 2017 budget.
3.	Explore strategic acquisition opportunities that would support profitable diversification and/or growth of our business.
4.	Improve efficiency throughout the Partnership including operating within departmental budgets.
5.	Market firm transportation, storage, gathering and processing services.
6.	Complete all projects on-time and meet project schedules for the year.
7.	Remain within budgeted capital expenditures while meeting strict safety and compliance guidelines and business needs.
8.	Identify other new growth and/or efficiency projects during the year that will result in the Partnership meeting its long-term growth projections and financial performance.

As discussed under Executive Summary, in light of the Partnership's achievements in 2017, the Board determined that we met a significant portion of our Partnership Performance Goals, which resulted in the determination that approximately 98.8% of the partnership performance portion of each STI Award should be paid.

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

Jamie L. Buskill: In assessing Mr. Buskill’s performance, the Board considered the accomplishments of the Partnership and Mr. Buskill’s continued leadership of the finance and accounting organization, which provides reporting to regulatory agencies and communication to the financial community and rating agencies, ensures proper capitalization of the Partnership for both the near-term and long-term under reasonable terms and conditions, provides fiduciary oversight by ensuring effective controls, procedures and risk management practices are in place and ensures the Partnership has sufficient liquidity for executing the Partnership’s operating plans and strategies. As Chief Administrative Officer, Mr. Buskill also has oversight over information technology, human resource practices, and other administrative functions of the Partnership. The Board also considered his knowledge of and the relationships within the industry and financial markets, which is of major importance to the Partnership, and his success in ensuring that adequate financing tools are in place to be able to fund the Partnership’s growth projects under development. Mr. Buskill also represented the Partnership within various associations, including serving on the board of directors of the Master Limited Partner Association.

 Michael E. McMahon: In assessing Mr. McMahon’s performance, the Board considered the accomplishments of the Partnership and Mr. McMahon’s leadership of the legal and regulatory organizations, including his oversight in the Partnership’s compliance with applicable state and federal laws. Mr. McMahon provided oversight of FERC matters and other tariff filings and certificate applications required to support the Partnership’s growth projects. He also represented the Partnership with regard to state and federal governmental affairs and within various industry associations, including serving on several committees within and in conjunction with the Interstate Natural Gas Association of America. The Board also considered his knowledge of the industry, and regulatory and legal matters which supports the Partnership’s success.

John L. Haynes: In assessing Mr. Haynes’s performance, the Board considered the accomplishments of the Partnership and Mr. Haynes’s leadership of the commercial organization which is responsible for the marketing, business development and commercial operations of the Partnership’s natural gas transportation and storage services. Mr. Haynes was instrumental in the sale of the Partnership’s Flag City Processing Partners, LLC subsidiary and has played a key role in identifying new growth projects for the Partnership. The Board also considered his oversight over the marketing of expiring natural gas transportation and storage contracts, including the restructuring of contracts with a key customer on the Fayetteville and Greenville laterals, which helped to reduce the Partnership’s recontracting risk. The Board also considered his customer relationships, past experience and vast knowledge of the industry, including short-term and long-term natural market fundamentals, which is of major importance to the Partnership.

In light of these considerations, the Board approved the following payout of STI Awards for each Named Executive Officer:

Name	2017 Incentive Payout as % of Base Salary	STI Bonus
Stanley C. Horton	138%	$1,171,000
Jamie L. Buskill	122%	$550,000
Michael E. McMahon	122%	$400,000
John L. Haynes	122%	$400,000

Each of the STI awards above was determined as follows: 50% of the award was based on Partnership performance of approximately 98.8% of target and 50% of the award was based on individual performance, as determined at the discretion of the Board.

Long-Term Incentive Awards – Phantom Common Units and Long-Term Cash Bonuses. We may grant a combination of cash and equity-based compensation awards, or any one of these awards individually, to our Named Executive Officers under our LTIP and our UAR and Cash Bonus Plan on an annual basis. The equity-based compensation awards are settled in cash rather than in the form of actual common units due to our structure as a limited partnership and certain tax matters associated with employee benefit plans. We currently limit the type of equity-based awards that we grant to Phantom Common Units under our LTIP, which are settled in cash. For the amounts of long-term incentive awards granted to our Named Executive Officers related to 2017, refer to the Compensation Attributable to the 2017 Calendar Year table.

The Board reviews and approves the mix of the awards annually, which supports the Compensation Program Objectives stated previously. Our long-term awards, whether cash or equity-based, typically have longer multiple year vesting periods and help achieve our retention objectives. The long-term incentive awards granted in 2018 and attributed to 2017 were in the form of Long-Term Cash Bonuses and Phantom Common Units, which align the interests of the Named Executive Officers with the value of our common units and allow participation in any appreciation of the value of the common units, while also offering a mixture of different award types. Approximately 25% of the long-term incentive award was awarded in the form of Long-Term Cash Bonuses and the remaining 75% was in the form of Phantom Common Units.

A Phantom Common Unit converts into the right to receive cash equal to the value of a common unit plus an amount equal to the accumulated amount of cash distributions made with respect to a common unit during the period the Phantom Common Units were outstanding, upon the satisfaction of the time-based criteria specified in the grant. For the Phantom Common Units granted in 2018, half of the awards will vest on December 1, 2019, and the other half will vest on December 1, 2020. With respect to the Phantom Common Units, the grantee must select one of two irrevocable payment elections shortly after the award is granted. If the first payment election is selected, an amount equal to the fair market value of the vested portion of the Phantom Common Units and associated cash distributions are payable to the grantee in cash upon each of the two vesting dates. If the second payment election option is selected, the fair market value for the Phantom Common Units and associated cash distributions, for all awards regardless of vesting date, are determined and paid at the final vesting date. Similar Phantom Common Unit awards were also granted in 2017 and 2016.

We have previously granted UARs to our employees, although no UARs have been granted to our Named Executive Officers since February 2013, and there are no remaining outstanding UARs held by the Named Executive Officers.

We may grant Long-Term Cash Bonuses as part of our incentive program. These awards mainly serve as retention awards, therefore they are not granted each year but were granted in 2018 with respect to 2017 and in 2017 with respect to 2016. For the Long-Term Cash Bonuses that were granted in 2018 and attributed to 2017, half of the awards will vest on December 1, 2019, and the other half on December 1, 2020, subject to the Named Executive Officer remaining continuously employed until that date, except for instances of retirement. The Named Executive Officer will become fully vested in the Long-Term Cash Bonus award upon retirement if retirement occurs 13 months after the grant date or one year after a retirement notice is provided, whichever is longer. At the end of the vesting period, our Named Executive Officers that continue to be employees are entitled to receive cash in the amount of the grant, or with respect to meeting the time requirements for retirement, are entitled to receive cash in the amount of the grant within 30 days of the initial vesting date. The Long-Term Cash Bonuses granted in 2017 attributed to 2016 had similar terms to those granted in 2018, except half of the awards vest on December 1, 2018, and the other half on December 1, 2019.

In determining the size of the annual long-term incentive awards granted to our Named Executive Officers and in assessing the reasonableness of those awards, the Board considered the value of each officer's prior long-term incentive awards, as well as the impact of the value of long-term incentive awards on total direct compensation.

Employee Benefits

Each Named Executive Officer participates in benefit programs available generally to salaried employees of the operating subsidiary which employs such officer, including health and welfare benefits and a qualified defined contribution 401(k) plan that includes a dollar-for-dollar match on elective deferrals of up to 6% of eligible compensation within Internal Revenue Code (IRC) requirements. With the exception of Mr. Buskill, our Named Executive Officers participate in a defined contribution plan, which is available to all employees of Gulf South and to Louisiana Midstream and to employees of Texas Gas hired on or after November 1, 2006. Our contributions to these defined contribution plans on behalf of the participating Named Executive Officers are reported in the Summary Compensation Table.

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

All Other Compensation

There were no material perquisites or personal benefits paid to our Named Executive Officers in 2017.

Equity Ownership Guidelines

As discussed above, our executives would suffer significant negative tax consequences by owning our common units directly. As a result, we do not have a policy or any guidelines regarding required equity ownership by our management. We therefore seek to align the interests of management with our unitholders by periodically granting Phantom Common Units and UARs.

Clawbacks

The Long-Term Cash Bonus awards granted in 2018 and 2017 and the Phantom Common Unit awards granted in 2018, 2017 and 2016 contain a clawback provision that states that, in the event that an applicable law is violated, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, any Securities and Exchange Commission (SEC) rule or any applicable securities exchange listing standards, or any Partnership policy, all awards will be subject to forfeiture or recoupment to the extent necessary to comply with such laws or policy.

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
Mark L. Shapiro
Kenneth I. Siegel, Chairman
Andrew H. Tisch

Compensation Committee Interlocks and Insider Participation

As discussed above, our Board does not maintain a Compensation Committee. Our entire Board performs the functions of such a committee. None of our directors, except Mr. Horton, have been or are officers or employees of us or our subsidiaries. Mr. Horton participates in deliberations of our Board with regard to executive compensation generally, but does not participate in deliberations or Board actions with respect to his own compensation. None of our Named Executive Officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2017, 2016 or 2015.

Executive Compensation

Summary of Executive Compensation

The Board approved short and long-term incentive awards in 2018, which it considers to be related to 2017 even though the long-term incentive awards will not be reported in the Summary Compensation Table until 2018 or later, depending on the type of award. We consider compensation attributable to the 2017 calendar year to include the base salary paid during 2017, STI Awards awarded and paid in early 2018, but related to results achieved in 2017, and Long-Term Incentive Awards granted in early February 2018, but related to the results achieved in 2017. Refer to Compensation Attributable to the 2017 Calendar Year for further information. The following table shows a summary of total compensation earned by our Named Executive Officers for 2017, 2016 and 2015, reported in accordance with the SEC rules regarding the timing of executive compensation:

Summary Compensation Table for 2017
Name and Principal Position	Year	Salary ($)	Bonus (1)(2) ($)	Unit Awards (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total (9) ($)

Stanley C. Horton, CEO
	2017	850,018	2,266,000	1,656,017	—		34,100	(4)	4,806,135
	2016	850,018	3,009,500	1,610,290	—		34,142		5,503,950
	2015	811,554	1,709,500	1,798,834	—		34,142		4,354,030
Jamie L. Buskill, CFO
	2017	450,008	992,500	490,661	396,368	(5)	20,170	(6)	2,349,707
	2016	408,661	1,221,250	447,307	320,128		20,179		2,417,525
	2015	325,000	621,250	499,670	109,125		19,687		1,574,732
Michael E. McMahon, Senior Vice President, General Counsel and Secretary
	2017	326,808	880,000	449,785	—		33,263	(7)	1,689,856
	2016	307,624	1,060,000	380,209	—		32,988		1,780,821
	2015	300,000	640,000	399,739	—		32,828		1,372,567
John L. Haynes, Senior Vice President, Chief Commercial Officer and President, Texas Intrastate
	2017	326,808	762,500	449,785	—		38,381	(8)	1,577,474

(1)
The amounts shown in this column represent cash STI Awards earned under our STIP for 2017, 2016 and 2015. See the Compensation Discussion and Analysis above for discussion of the 2017 STI Awards. The amounts for 2017, 2016 and 2015 also include retention payments described below and the amounts for 2016 include Long-Term Cash Bonuses that were granted to Messrs. Horton, Buskill and McMahon in 2014 having stated amounts of $1,300,000, $500,000, and $400,000. The awards vested and were paid in 2016, and are reported in the Summary Compensation Table in 2016, which is the year they were earned.

(2)
In 2014, Messrs. Horton, Buskill, McMahon and Haynes were awarded $2,190,000, $885,000, $960,000 and $725,000 under Retention Payment Agreements. Each award vested and became payable as follows: 25% vested and became payable on February 28, 2015, 25% vested and became payable on February 29, 2016, and the remaining 50% vested and became payable on February 28, 2017. In 2017, amounts earned and paid to Messrs. Horton, Buskill, McMahon and Haynes under the Retention Payment Agreements were $1,095,000, $442,500, $480,000 and $362,500. In 2016 and 2015, amounts earned and paid to Messrs. Horton, Buskill and McMahon under the Retention Payment Agreements were $547,500, $221,250 and $240,000 for each year.

(3)
Messrs. Horton, Buskill, McMahon and Haynes were granted “Unit Awards” in the form of Phantom Common Units under our LTIP in February 2017 having a grant date fair value, determined in accordance with GAAP, of $1,656,017, $490,661, $449,785 and $449,785 and reported in the Summary Compensation Table for 2017. The fair value of each unit was derived based on the closing price of $18.58 for our common units on the NYSE on February 1, 2017. Each such grant includes a tandem grant of Distribution Equivalent Rights (DERs); will vest 50% on December 1, 2018, and 50% on December 1, 2019; and will be payable in cash to the grantee pursuant to a payment option selected by the grantee in an amount equal to the 30 day trading average closing price of the units (as defined in the plan). The vested amount then credited to the grantee’s DER account will be payable in cash. Messrs. Horton, Buskill and McMahon were also granted Phantom Common Units under our LTIP in February 2016 having a grant date fair value, determined in accordance with GAAP, of $1,610,290, $447,307 and $380,209 reported in the Summary Compensation Table for 2016. The fair value of each unit was derived based on the closing price of $10.61 for our common units on the NYSE on February 3, 2016. The 2016 awards have similar terms as the 2017 awards except 50% vested on December 1, 2017, and 50% will vest on December 1, 2018. Messrs. Horton, Buskill and McMahon were also granted Phantom Common Units under our LTIP in February 2015 having a grant date fair value, determined in accordance with GAAP, of $1,798,834, $499,670 and $399,739 and reported in the Summary Compensation Table for 2015. The fair value of each unit was derived based on the closing price of $15.51 for our common units on the NYSE on February 4, 2015. The 2015 awards have similar terms as the 2017 and 2016 awards, except 50% vested on December 1, 2016, and 50% vested on December 1, 2017. Note 11 in Part II, Item 8 of this Report contains information regarding the grant fair value of the Phantom Common Units. See Compensation Discussion and Analysis for more information regarding the terms of the Long-Term Incentive awards.

(4)	Includes matching contributions under 401(k) plan ($16,200), employer contributions to the Boardwalk Savings Plan ($10,800), imputed life insurance premiums ($6,858) and preferred parking.

(5)
Includes the change in qualified retirement plan account balance ($92,713) and interest and pay credits for the supplemental retirement plan ($303,655). Details about both pension plans are contained in the Pension Benefits section below.

(6)	Includes matching contributions under 401(k) plan ($16,200), imputed life insurance premiums ($3,729) and preferred parking.

(7)	Includes matching contributions under 401(k) plan ($16,200), employer contributions to the Boardwalk Savings Plan ($10,800), imputed life insurance premiums ($6,021) and preferred parking.

(8)	Includes matching contributions under 401(k) plan ($16,200), employer contributions to the Boardwalk Savings Plan ($10,800), imputed life insurance premiums ($11,139) and preferred parking.

(9)
In addition to the compensation reported herein, in 2018, Long-Term Cash Bonuses were granted to Messrs. Horton, Buskill, McMahon and Haynes having stated amounts of $521,250, $150,000, $143,750 and $143,750. The awards will vest and become payable 50% on December 1, 2019, and 50% on December 1, 2020. Additionally, Messrs. Horton, Buskill, McMahon and Haynes were granted “Unit Awards” in the form of Phantom Common Units under our LTIP, having a grant date fair value of $1,418,477, $408,196, $391,190 and $391,190. The fair value of each unit was derived based on the closing price on February 7, 2018, for our common units on the NYSE of $12.01. Each such grant includes a tandem grant of DERs; will vest 50% on December 1, 2019, and 50% on December 1, 2020; and will be payable in cash to the grantee pursuant to a payment option selected by the grantee in an amount equal to the 30 day trading average closing price of the units (as defined in the plan). The vested amount then credited to the grantee’s DER account will be payable in cash. See Compensation Discussion and Analysis above for discussion of the Long-Term Cash Bonuses and Phantom Common Unit awards.

The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of salary and bonus:

Named Executive Officer	Year	Percentage of Total Compensation Paid as Salary and Bonus
Stanley C. Horton	2017	65%
Jamie L. Buskill	2017	61%
Michael E. McMahon	2017	71%
John L. Haynes	2017	69%

Grants of Plan-Based Awards

The following table displays information regarding grants made during 2017 to our Named Executive Officers of Phantom Common Unit awards under our LTIP:

Grants of Plan-Based Awards for 2017
Names	Grant Date	All Other Unit Awards: Number of Units(1) (#)	Grant Date Fair Value of Unit Awards(2) ($)
Stanley C. Horton	2/2/2017	89,129	1,656,017
Jamie L. Buskill	2/2/2017	26,408	490,661
Michael E. McMahon	2/2/2017	24,208	449,785
John L. Haynes	2/2/2017	24,208	449,785

(1) Represents Phantom Common Units granted under our LTIP. The fair value of each unit was derived based on the closing price of $18.58 for our common units on the NYSE on February 1, 2017. Each such grant includes a tandem grant of DERs; vests 100% on the vesting date; and will be payable to the grantee in cash, or in common units at the Board’s option, upon vesting in an amount equal to the fair market value of the units (as defined in the plan) that vest on the vesting date. The vested amount then credited to the grantee’s DER account will be payable in cash.
(2) Note 11 in Part II, Item 8 of this Report contains information regarding the grant date fair value of the Phantom Common Units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Board considers compensation awarded to the Named Executive Officers early in the following year to be attributable to the previous reporting year. Refer to Compensation Attributable to the 2017 Calendar Year for more information on compensation that the Board awarded to the Named Executive Officers related to 2017. The components of compensation earned by the Named Executive Officers have not changed from 2016 to 2017, with approximately 25% of the long-term incentive award being awarded in the form of Long-Term Cash Bonus awards and the remaining 75% awarded in the form of Phantom Common Units. In 2015, all long-term incentive awards were in the form of Phantom Common Units.

The following provides information regarding the Long-Term Cash Bonus awards that were granted to the Named Executive Officers in February 2018, 2017 and 2014, equity-based compensation awards that were granted in February 2018, 2017, 2016 and 2015 and retention awards granted to the Named Executive Officers in March 2014. Equity based-compensation awards are reportable in the Summary Compensation Table in the year of grant, whereas Long-Term Cash Bonus awards and Retention payments are reportable in the Summary Compensation Table in the year of payment.

Phantom Common Units. Each outstanding Phantom Common Unit includes a tandem grant of DERs. The grantee must select one of two irrevocable payment elections shortly after the award is granted. If the first payment election is selected, an amount equal to the fair market value of the vested portion of the Phantom Common Units and associated DERs will become payable to the grantee in cash on each of the two vesting dates. If the second payment election option is selected, the Phantom Common Units and associated DERs will become payable in cash on the second vesting date. For the Phantom Common Units granted in February 2018, half of the Phantom Common Units will vest on December 1, 2019, and the other half will vest on December 1, 2020. For the Phantom Common Units granted in February 2017, half of the Phantom Common Units will vest on December 1, 2018, and the other half will vest on December 1, 2019, and for the Phantom Common Units granted in February 2016, half vested on December 1, 2017, and the remaining half will vest on December 1, 2018. Messrs. Horton, Buskill, McMahon and Haynes were granted Phantom Common Units under our LTIP in February 2018, having a grant date fair value, determined in accordance with GAAP, of $1,418,477, $408,196, $391,190 and $391,190. Messrs. Horton, Buskill, McMahon and Haynes were granted Phantom Common Units under our LTIP in February 2017, having a grant date fair value, determined in accordance with GAAP, of $1,656,017, $490,661, $449,785 and $449,785. Messrs. Horton, Buskill and McMahon were granted awards in February 2016 having a grant date fair value of $1,610,290, $447,307, and $380,209 and were granted awards in February 2015 having a grant date fair value of $1,798,834, $449,670 and $399,739.

Cash Bonus Awards. Long-Term Cash Bonuses were granted to Messrs. Horton, Buskill, McMahon and Haynes in 2018 in the amounts of $521,250, $150,000, $143,750 and $143,750 and in 2017 in the amounts of $506,250, $150,000, $137,500 and $137,500. For the Long-Term Cash Bonus awards granted in February 2018, half of the award will vest on December 1, 2019, and the other half will vest on December 1, 2020, after the expiration of a Restricted Period, subject to the Named Executive Officer remaining continuously employed until that date, except for instances of retirement. For the Long-Term Cash Bonus awards granted in February 2017, half of the award will vest on December 1, 2018, and the other half will vest on December 1, 2019, after the expiration of a Restricted Period, subject to the Named Executive Officer remaining continuously employed until that date, except for instances of retirement. The Named Executive Officer will become fully vested in the Long-Term Cash Bonus award upon retirement if retirement occurs 13 months after the grant date or one year after a retirement notice is provided, whichever is longer. At the end of the vesting period, our Named Executive Officers that continue to be employees are entitled to receive cash in the amount of the grant, or with respect to meeting the time requirements for retirement, are entitled to receive cash in the amount of the grant within 30 days of the initial vesting date. In February 2014, the Board granted Long-Term Cash Bonuses to the Named Executive Officers, where were vested and paid in December 2016.

Retention Program. In March 2014, because of the challenges that the Partnership was facing, the Board granted to each of the Named Executive Officers a retention award, which was made pursuant to a Retention Payment Agreement. Grants have not been made under our Retention Program since 2014. Vesting and payment of the awards occurred over a three-year period as follows: 25% vested and became payable on February 28, 2015, 25% vested and became payable on February 29, 2016, and the remaining 50% vested and became payable on February 28, 2017. In order for an award to vest, the Named Executive Officer must remain continuously employed by the Partnership or a subsidiary through the applicable vesting date.

For more information about the components of compensation reported in the Summary Compensation Table, and Grants of Plan-Based Awards, please read the Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The table displayed below shows the total number of outstanding equity awards in the form of Phantom Common Units awarded under our LTIP held by our Named Executive Officers at December 31, 2017:

	Phantom Common Units
Name	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested ($)
Stanley C. Horton	75,885	1,040,383	(1)
	89,129	1,186,307	(2)
Jamie L. Buskill	21,079	288,993	(1)
	26,408	351,490	(2)
Michael E. McMahon (3)	35,274	483,601	(1)
	24,208	322,208	(2)
John L. Haynes	21,079	288,993	(1)
	24,208	322,208	(2)

(1) The market value reported is based on the NYSE closing market price on December 29, 2017, of $12.91. These Phantom Common Units will vest on December 1, 2018. In addition to the Phantom Common Units, Messrs. Horton, Buskill, McMahon and Haynes have accumulated non-vested DERs. Such DER amounts for Messrs. Horton, Buskill, McMahon and Haynes were $60,708, $16,863, $28,219 and $16,863 as of December 31, 2017. Note 11 in Part II, Item 8 of this Report contains more information regarding our LTIP.
(2) The market value reported is based on the NYSE closing market price on December 29, 2017, of $12.91. These Phantom Common Units will vest 50% on December 1, 2018, and 50% on December 1, 2019. In addition to the Phantom Common Units, Messrs. Horton, Buskill, McMahon and Haynes have accumulated non-vested DERs. Such DER amounts for Messrs. Horton, Buskill, McMahon and Haynes were $35,652, $10,563, $9,683 and $9,683 as of December 31, 2017. Note 11 in Part II, Item 8 of this Report contains more information regarding our LTIP.

(3) As discussed in Phantom Common Units above, these awards contained payment options for which each Named Executive Officer was required to make a payment election within 30 days of the grant of the award. Mr. McMahon, while his units vested on December 1, 2017, elected to defer payment of his award and related DER amounts until December 2018 pursuant to the payment options and provisions of the grant agreement. The vested Phantom Common Units will continue to be re-measured and accumulate DERs until settlement, pursuant to the provisions of the grant agreement.

Units Vested

The following table presents information regarding the vesting during 2017 of Phantom Common Units previously granted to our Named Executive Officers.

Units Vested for 2017
	Unit Awards
Name	Number of Phantom Common Units Vesting (#)	Value Received on Vesting (1) ($)
Stanley C. Horton	57,989	895,350
	75,886	1,141,325
Jamie L. Buskill	16,108	248,708
	21,080	317,043
Michael E. McMahon (2)	12,886	198,960
	17,918	269,487
John L. Haynes	16,108	248,708
	21,080	317,043

(1)	The Phantom Common Units vested December 1, 2017. At no time were our common units issued to or owned by the Named Executive Officers.

(2)
As discussed in Phantom Common Units above, these awards contained payment options for which each Named Executive Officer was required to make a payment election within 30 days of the grant of the award. Mr. McMahon, while his units vested on December 1, 2017, elected to defer payment of his award and related DER amounts until December 2018 pursuant to the payment options and provisions of the grant agreement. The vested Phantom Common Units will continue to be re-measured and accumulate DERs until settlement, pursuant to the provisions of the grant agreement. A portion of these deferred units were redeemed to satisfy tax requirements.

Pension Benefits

The table displayed below shows the present value of accumulated benefits for our Named Executive Officers. Only employees of our Texas Gas subsidiary hired prior to November 1, 2006, are eligible to receive the pension benefits discussed below. Messrs. Horton, McMahon and Haynes are, and during 2017 were, employees of our Gulf South subsidiary and are not covered under any Texas Gas benefit plans. Pension benefits include both a qualified defined benefit cash balance plan and a non-qualified defined benefit supplemental cash balance plan (SRP).

Pension Benefits for 2017
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jamie L. Buskill	TGRP	31.3	734,572	—
	SRP	31.3	1,195,228	—

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

The credited years of service appearing in the table above are the same as actual years of service. No payment was made to the Named Executive Officer during 2017. The present value of accumulated benefits payable to the Named Executive Officer, including the number of years of service credited to the Named Executive Officer, is determined using assumptions consistent with the assumptions used for financial reporting. Interest will be credited to the cash balance at December 31, 2017, commencing in 2017, using a quarterly compounding up to the normal retirement date of age 65. Salary and bonus pay credits, up to the IRC allowable limits, increase the accumulated cash balance in the year earned. Credited interest rates used to determine the accumulated cash balance at the normal retirement date as of December 31, 2017, 2016 and 2015, were 3.00%, 3.00% and 3.26% and for future years, 3.00%, 3.00% and 3.00%. The future normal retirement date accumulated cash balance was then discounted using an interest rate at December 31, 2017, 2016 and 2015, of 3.25%, 3.60% and 3.60%. The increase in the present value of accumulated benefit for the TGRP between December 31, 2017 and 2016, of $92,713 for Mr. Buskill is reported as compensation in the Summary Compensation Table above.

The Texas Gas SRP is a non-qualified defined benefit cash balance plan that provides supplemental retirement benefits on behalf of participating employees for earnings that exceed the IRC compensation limitations for qualified defined benefit plans, which for 2017 was $270,000. The SRP acts as a supplemental plan, therefore the eligibility and retirement provisions, the form and timing of distributions and the manner in which the present value of accumulated benefits are calculated, are similar to the same provisions as described above for the TGRP. The increase in the present value of accumulated benefit for the SRP between December 31, 2017 and 2016, of $303,655, for Mr. Buskill is reported as compensation in the Summary Compensation Table.

Nonqualified Deferred Compensation

Although we do not maintain a traditional nonqualified deferred compensation plan, the deferral option associated with the Phantom Common Unit awards is considered a form of deferred compensation and must be reported as such. The following table shows nonqualified deferred compensation plan information for Mr. McMahon, who elected to defer payment of his Phantom Common Unit award granted in 2016 and related DER amounts under our LTIP until December 2018, pursuant to the payment options and provisions of the grant agreement:

Nonqualified Deferred Compensation
Name	Registrant Contributions in 2017 ($)	Aggregate Balance at December 31, 2017 ($)
Michael E. McMahon (1)	237,959	237,959

(1) As discussed in Phantom Common Units above, the LTIP awards contained payment options for which each Named Executive Officer was required to make a payment election within 30 days of the grant of the award. Mr. McMahon, while his units vested on December 1, 2017, elected to defer payment of his award and related DER amounts until December 2018 pursuant to the payment options and provisions of the grant agreement. The vested Phantom Common Units will continue to be re-measured and accumulate DERs until settlement, pursuant to the provisions of the grant agreement. A portion of these deferred units were redeemed to satisfy tax requirements and are not reflected in the amounts reported above.

Potential Payments Upon Termination or Change of Control

As of December 31, 2017, we did not have employment agreements with our Named Executive Officers. Our Named Executive Officers are eligible to receive accelerated vesting of cash and equity-based awards under certain of our compensation plans. As of December 31, 2017, our Named Executive Officers have outstanding grants of Phantom Common Units and Long-Term Cash Bonuses subject to specific vesting schedules and payment limitations, as discussed above. The Phantom Common Units and Long-Term Cash Bonuses will vest on a prorated basis under certain circumstances, or will become fully vested under instances of retirement subject to a time requirement, and will be payable in accordance with the provisions of the LTIP and grant agreements, as applicable, as described below. A termination of employment may also trigger a distribution of amounts from retirement plan accounts under the TGRP or the SRP. Any retirement plan distributions would be no more than those amounts disclosed in the table shown above; thus, the Potential Payments Upon Termination or Change of Control Table shown below does not include amounts attributable to the retirement plans disclosed above.

We believe that the acceleration and payment provisions contained in our various long-term incentive award agreements create important retention tools for us, because providing for accelerated vesting of equity-based awards upon a termination of employment for a death or disability provides employees with value in the event of a termination of employment that was beyond their control. Other companies in our industry and the general market where we compete for executive talent commonly have equity compensation plans that provide for accelerated vesting upon certain terminations of employment, and we have provided this benefit to our Named Executive Officers in order to remain competitive in attracting and retaining skilled professionals in our industry. In this discussion, prorated means the number of days in the period beginning on the grant date of the award through the termination date of the named executive officer's employment in relation to the total number of days in the vesting period.

Long-Term Incentive Plan. Within 30 days of the grant date of a Phantom Common Unit, the Named Executive Officer is required to make a payment election, which will determine if the Named Executive Officer receives payments with respect the Phantom Common Units and DERs as they vest or defer all payments until the final vesting date (subject to the acceleration and withholding of a portion of such payments to satisfy applicable tax withholding obligations). The Long-Term Cash Bonuses are paid within 30 days of vesting. If a change in control occurs, and a Named Executive Officer’s service is terminated due to a Qualified Termination (as defined in the grant agreement), the Named Executive Officer will become automatically vested in all outstanding Phantom Common Units and Long-Term Cash Bonuses upon termination, but the Phantom Common Unit awards will be paid pursuant to the payment option elected by the Named Executive Officer and the Long-Term Cash Bonuses will be paid within 30 days of the original vesting date. A change of control will be deemed to occur under our LTIP upon one or more of the following events: (a) any person or group, other than our general partner or its affiliates, becomes the owner of 50% or more of our equity interests; (b) any person, other than Loews or its affiliates, become our general partner; or (c) the sale or other disposition of all or substantially all of our assets or our general partner’s assets to any person that is not an affiliate of us or our general partner. However, in the event that any award granted under our LTIP is also subject to IRC section 409A, a change of control shall have the definition of such term as found in the treasury regulations with respect to IRC section 409A.

The unvested Phantom Common Units (and all DERs associated with such Phantom Common Units) and Long-Term Cash Bonuses will become vested on a prorated basis upon an executive’s death or disability. Our individual form award agreements define a disability as an event that would entitle that individual to benefits under either our or one of our affiliates’ long-term disability plans (Disability). In the cases of death or Disability, the value of any then vested awards would be determined and paid at the time of termination. In the case of retirement, any outstanding and unvested awards would become fully vested upon a Named Executive Officer’s retirement and the Phantom Common Unit awards will be paid pursuant to the payment option elected by the Named Executive Officer and the Long-Term Cash Bonuses will be paid within 30 days of the original vesting date. The award agreements define retirement as a termination on or after age 55, with at least 5 years of continuous service. In order to become vested in the Phantom Common Unit, retirement must occur 13 months after the grant date or one year after a retirement notice is provided, whichever is longer.

Paid Time Off (PTO). Upon any termination of employment, the Named Executive Officers would receive the remaining accrued PTO that they accumulated during the year, if any.

Potential Payments Upon Termination or Change of Control Table

The following table represents our estimate of the amount each of our Named Executive Officers would have received upon the applicable termination or change of control event, if such event had occurred on December 31, 2017. The closing price of our common units on the NYSE on December 29, 2017, $12.91, was used to calculate these amounts. The LTIP amounts do not include the Phantom Common Unit awards and Long-Term Cash Bonuses that were granted in 2018, as the Named Executive Officers did not hold these awards as of December 31, 2017. The amounts that any Named Executive Officer could receive upon a termination of employment or a change of control cannot be determined with any certainty until an actual termination of employment or a change of control occurs. For purposes of the below table, we have assumed all salary and bonuses were paid current as of December 31, 2017.

Potential Payments Upon Termination or Change of Control at December 31, 2017
Name	Plan Name	Change of Control ($)	Termination Other than for Cause ($)	Termination for Cause, or Voluntary Resignation ($)	Retirement ($)	Death or Disability ($)
Stanley C. Horton	LTIP (1)(2)	2,226,690	—	—	1,040,383	1,188,398
	UAR and Cash Bonus Plan (3)	506,250	—	—	—	207,425
	PTO (4)	11,443	11,443	11,443	11,443	11,443
	Total	2,744,383	11,443	11,443	1,051,826	1,407,266

Jamie L. Buskill (5)	LTIP (2)	640,483	—	—	—	339,106
	UAR and Cash Bonus Plan (3)	150,000	—	—	—	61,459
	PTO (4)	6,058	6,058	6,058	6,058	6,058
	Total	796,541	6,058	6,058	6,058	406,623

Michael E. McMahon	LTIP (1)(2)	805,809	—	—	483,601	538,299
	UAR and Cash Bonus Plan (3)	137,500	—	—	—	56,337
	PTO (4)	6,982	6,982	6,982	6,982	6,982
	Total	950,291	6,982	6,982	490,583	601,618

John L. Haynes	LTIP (1)(2)	611,201	—	—	288,993	327,109
	UAR and Cash Bonus Plan (3)	137,500	—	—	—	56,337
	PTO (4)	16,502	16,502	16,502	16,502	16,502
	Total	765,203	16,502	16,502	305,495	399,948

(1)
As of December 31, 2017, Messrs. Horton, McMahon and Haynes were eligible for retirement as defined in the LTIP award agreement (as defined above). In order for a Phantom Common Unit to become vested due to retirement, retirement must occur 13 months after the grant date or one year after a retirement notice is provided, whichever is longer. The awards that exceed the time requirement are the LTIP awards granted in February 2016. LTIP amounts were determined by multiplying the number of Phantom Common Units each executive held on December 31, 2017, by the value of our common units on December 29, 2017, or $12.91. As of December 31, 2017, Messrs. Horton, McMahon and Haynes held Phantom Common Units of 75,885, 35,274, and 21,079 which were granted in 2016. The DER adjustment through December 31, 2017, applicable to each Phantom Common Unit granted in February 2016, was $0.80. Except for amounts associated with Mr. McMahon’s Phantom Common Units which vested in 2017 and payment was deferred until 2018, all remaining amounts will vest on December 1, 2018, and all amounts will become payable on December 1, 2018.

(2)
For LTIP amounts related to change of control, the full amount of the award would become vested in the event that the change of control definition per the award agreement has been triggered. For LTIP amounts related to death or disability, amounts were determined by multiplying the prorated number of unvested Phantom Common Units each executive held on December 31, 2017, by the value of our common units on December 29, 2017, or $12.91. For the 2016 grants, the assumed proration factor at December 31, 2017, was 0.675 for the awards vesting on December 1, 2018. As of December 31, 2017, Messrs. Horton, Buskill, McMahon and Haynes held Phantom Common Units of 75,885, 21,079, 35,274 and 21,079 which were granted in 2016. The DER adjustment through December 31, 2017, applicable to each Phantom Common Unit granted in February 2016, was $0.80. For the 2017 grants, the assumed proration factor at December 31, 2017, was 0.498 for the awards vesting on December 1, 2018, and 0.322 for the awards vesting on December 1, 2019. As of December 31, 2017, Messrs. Horton, Buskill, McMahon and Haynes held Phantom Common Units of 89,129, 26,408, 24,208 and 24,208 which were granted in 2017. The DER adjustment through December 31, 2017, applicable to each Phantom Common Unit granted in February 2017, was $0.40.

(3)
For Long-Term Cash Bonus amounts related to change of control, the full amount of the award would become vested in the event that the change of control definition per the award agreement has been triggered. For Long-Term Cash Bonus amounts related to death or disability, amounts were determined by multiplying the outstanding Long-Term Cash Bonus amount by a proration factor. As of December 31, 2017, Messrs. Horton, Buskill, McMahon and Haynes held Long-term Cash Bonuses of $506,250, $150,000, $137,500 and $137,500 that were granted in February 2017. The assumed proration factor at December 31, 2017, in determining the Long-Term Cash Bonus amounts related to death or disability was 0.498 for half the award vesting on December 1, 2018, and 0.322 for half the award vesting on December 1, 2019.

(4)
Includes earned but unused PTO at December 31, 2017. In order to receive PTO payments upon retirement, the employee must have provided us with at least a six month notice prior to the termination of his employment.

(5)	Mr. Buskill would also be entitled to receive payment under the SRP six months after termination for any reason, which amounts are reported in the Pension Benefits table.

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

Director Compensation for 2017
Name	Fees Earned or Paid in Cash ($)	Unit Awards (1) ($)	Total ($)
Arthur L. Rebell	56,000	50,007	106,007
William R. Cordes	56,000	50,007	106,007
Thomas E. Hyland (2)	64,000	50,007	114,007
Mark L. Shapiro (3)	61,000	50,007	111,007

(1)
On February 21, 2017, Messrs. Rebell, Cordes, Hyland and Shapiro were each granted 2,703 common units. The grant date fair value of the award for each Eligible Director, based on the market price of $18.50, was $50,007. The Eligible Directors had no outstanding equity awards at December 31, 2017.

(2)	Chairman of the Audit Committee.

(3)	Chairman of the Conflicts Committee.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Horton. For 2017:

Median Employee total annual compensation	$100,116
Mr. Horton (CEO) total annual compensation	$4,806,135
Ratio of CEO to Median Employee compensation	48.0 to 1

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•
We determined that, as of December 31, 2017, our employee population consisted of approximately 1,260 individuals with all of these individuals located in the U.S. (as reported in Part I, Item 1, Our Business). This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers. We selected December 31, 2017, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•
We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, overtime and short-term incentive bonuses for 2017 as reflected in our payroll records. To make them comparable, salaries for newly hired employees who had worked less than a year were annualized and the target short-term incentive bonus amount was applied to their total compensation measure.

•
We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.

•
After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $100,116. The difference between such employee’s salary, wages and overtime pay and the employee’s annual total compensation represents matching contributions under our 401(k) plan ($5,393), employer contributions to the Boardwalk Savings Plan ($3,595) and imputed life insurance premiums ($871).

•
With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Proxy Statement and incorporated by reference under Part III, Item 11 of our Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, at February 15, 2018, as to the beneficial ownership of our common units by beneficial holders of 5% the outstanding common units, each member of our Board, each of the Named Executive Officers and all of our executive officers and directors as a group, based on data furnished by them. None of the parties listed in the table have the right to acquire units within 60 days.

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned (1)
Stanley C. Horton	14,000	(2)	*
Jamie L. Buskill	—		—
William R. Cordes	18,912		*
John L. Haynes	—		*
Thomas E. Hyland	24,812	(3)	*
Peter W. Keegan	—		—
Michael E. McMahon	—		—
Arthur L. Rebell	56,088	(4)	*
Mark L. Shapiro	29,412		*
Kenneth I. Siegel	—		*
Andrew H. Tisch	81,050	(5)	*
All directors and executive officers as a group	224,274		*
BPHC (6)	125,586,133		50%
Loews (6)	125,586,133		50%
*Represents less than 1% of the outstanding common units

(1)	As of February 15, 2018, we had 250,296,782 common units issued and outstanding.

(2)	14,000 units were purchased and are owned by Mr. Horton’s spouse. In October 2015, these shares were transferred to the DWH Revocable Trust of which Mr. Horton's spouse is the beneficiary and trustee.

(3)	400 of these units are owned by Mr. Hyland’s spouse.

(4)	32,984 of these units are owned by ARebell, LLC, a limited liability company controlled by Mr. Rebell. 801 units are owned by Mr. Rebell's spouse.

(5)	Represents one quarter of the number of units owned by a general partnership in which a one-quarter interest is held by a trust of which Mr. Tisch is managing trustee.

(6)
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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2005, prior to the initial public offering of our common units, our Board adopted the Boardwalk Pipeline Partners, LP Long-Term Incentive Plan. The following table provides certain information as of December 31, 2017, with respect to this plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	3,450,060

Note 11 in Part II, Item 8 of this Report contains more information regarding our equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

It is our Board’s written policy that any transaction, regardless of the size or amount involved, involving us or any of our subsidiaries in which any related person had or will have a direct or indirect material interest shall be reviewed by, and shall be subject to approval or ratification by our Conflicts Committee. “Related person” means our general partner and its directors and executive officers, holders of more than 5% of our units, and in each case, their “immediate family members,” including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing their household. In order to effectuate this policy, our General Counsel reviews all such transactions and reports thereon to the Conflicts Committee for its consideration. Our General Counsel also determines whether any such transaction presents a potential conflict of interest under our partnership agreement and, if so, presents the transaction to our Conflicts Committee for its consideration. In the event of a continuing service provided by a related person, the transaction is initially approved by the Conflicts Committee but may not be subject to subsequent approval. However, the Board approves the Partnership’s annual operating budget which separately states the amounts expected to be charged by related parties or affiliates for the following year. No new service transactions were reviewed for approval by the Conflicts Committee during 2017 nor were there any service transactions where the policy was not followed.

Distributions are approved by the Board on a quarterly basis prior to declaration. Note 15 in Part II, Item 8 of this Report contains more information regarding our related party transactions.

See Item 10, Our Independent Directors for information regarding director independence.

Item 14.  Principal Accounting Fees and Services

Audit Fees and Services

Deloitte & Touche LLP has served as our auditor since our inception in 2005, and our predecessors since 2003. The following table presents fees billed by Deloitte & Touche LLP and its affiliates for professional services rendered to us and our subsidiaries in 2017 and 2016 by category as described in the notes to the table (in millions):

	2017	2016
Audit fees (1)	$2.5	$2.5
Audit related fees (2)	0.1	0.1
Total	$2.6	$2.6

(1)	Includes the aggregate fees and expenses for annual financial statement audit and quarterly financial statement reviews.

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

Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

3.10
Amendment No. 4 to the Third Amended and Restated Agreement of Limited Partnership of Boardwalk Pipeline Partners, LP, dated as of December 5, 2017 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2017).

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
4.8
Indenture dated January 19, 2011, between Texas Gas Transmission, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2011).

4.9
First Supplemental Indenture dated June 7, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 13, 2011).

4.10
Second Supplemental Indenture dated June 16, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 20, 2011).

4.11
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

4.15
Third Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

4.16
Fourth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 26, 2014).

4.17
Fifth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016).

4.18
Sixth Supplemental Indenture, dated January 12, 2017, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on January 12, 2017).

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

***10.6
Form of Phantom Unit and Cash Bonus Grant Agreement under the Boardwalk Pipeline Partners Unit Appreciation Rights and Cash Bonus Plan and the Boardwalk Pipeline Partners Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on February 15, 2017).

Exhibit Number	Description
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

10.15
Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, dated as of July 29, 2016, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC, Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, Wells Fargo Bank, N.A., as administrative agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, and Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as co-documentation agents, and Wells Fargo Securities, LLC, Citigroup Global Markets, Inc., J.P. Morgan Securities LLC, Bank of China, New York Branch, Barclays Bank PLC, Deutsche Bank Securities Inc., Mizuho Bank, Ltd., MUFG Union Bank, N.A., and RBC Capital Markets, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2016).

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

10.17
Sixth Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017).

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent Of Independent Registered Public Accounting Firm.

Exhibit Number	Description
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definitions Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated:	February 15, 2018	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial and Administrative Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	February 15, 2018	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated:	February 15, 2018	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (principal financial officer)
Dated:	February 15, 2018	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dated:	February 15, 2018	/s/ William R. Cordes
William R. Cordes Director
Dated:	February 15, 2018	/s/ Thomas E. Hyland
Thomas E. Hyland Director
Dated:	February 15, 2018	/s/ Peter W. Keegan
Peter W. Keegan Director
Dated:	February 15, 2018	/s/ Arthur L. Rebell
Arthur L. Rebell Director
Dated:	February 15, 2018	/s/ Mark L. Shapiro
Mark L. Shapiro Director
Dated:	February 15, 2018	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director
Dated:	February 15, 2018	/s/ Andrew H. Tisch
Andrew H. Tisch Director