Form 10-Q
period 2018-03-31
Boardwalk Pipeline Partners, LP
filed 2018-04-30
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
Yes ☐ No ☒

As of April 30, 2018, the registrant had 250,296,782 common units outstanding.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2018

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$33.4	$17.6
Receivables:
Trade, net	107.3	116.8
Other	21.3	16.6
Gas transportation receivables	4.4	4.6
Prepayments	16.5	17.9
Other current assets	7.2	7.1
Total current assets	190.1	180.6

Property, Plant and Equipment:
Natural gas transmission and other plant	10,642.2	10,467.1
Construction work in progress	342.2	416.5
Property, plant and equipment, gross	10,984.4	10,883.6
Less—accumulated depreciation and amortization	2,697.1	2,621.1
Property, plant and equipment, net	8,287.3	8,262.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	82.2	86.3
Other	138.7	139.8
Total other assets	458.3	463.5

Total Assets	$8,935.7	$8,906.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2018	December 31, 2017
Current Liabilities:
Payables:
Trade	$79.8	$76.0
Affiliates	1.5	1.5
Other	6.9	11.9
Gas payables	4.3	5.7
Accrued taxes, other	42.8	57.1
Accrued interest	39.1	37.9
Accrued payroll and employee benefits	14.9	33.7
Construction retainage	25.0	32.4
Deferred income	1.4	1.9
Other current liabilities	20.1	22.3
Total current liabilities	235.8	280.4

Long-term debt and capital lease obligation	3,688.0	3,686.8

Other Liabilities and Deferred Credits:
Pension liability	21.8	21.8
Asset retirement obligation	49.7	46.0
Provision for other asset retirement	67.7	65.8
Payable to affiliate	16.0	16.0
Other	72.2	65.0
Total other liabilities and deferred credits	227.4	214.6

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of March 31, 2018, and December 31, 2017	4,770.7	4,713.1
General partner	93.9	92.7
Accumulated other comprehensive loss	(80.1)	(81.0)
Total partners’ capital	4,784.5	4,724.8
Total Liabilities and Partners' Capital	$8,935.7	$8,906.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per unit amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Revenues:
Transportation	$298.5	$313.3
Storage, parking and lending	25.1	28.8
Other	11.8	24.9
Total operating revenues	335.4	367.0

Operating Costs and Expenses:
Fuel and transportation	4.4	19.2
Operation and maintenance	46.4	40.4
Administrative and general	32.1	35.1
Depreciation and amortization	82.9	80.6
Gain on sale of assets	(0.4)	—
Taxes other than income taxes	29.3	27.4
Total operating costs and expenses	194.7	202.7

Operating income	140.7	164.3

Other Deductions (Income):
Interest expense	44.1	46.2
Interest income	—	(0.1)
Miscellaneous other income, net	(0.8)	(1.3)
Total other deductions	43.3	44.8

Income before income taxes	97.4	119.5

Income taxes	0.2	0.2

Net income	$97.2	$119.3

Net Income per Unit:
Net income per common unit	$0.38	$0.47
Weighted-average number of common units outstanding	250.3	250.3
Cash distribution declared and paid to common units per common unit	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$97.2	$119.3
Other comprehensive income (loss):
Loss on cash flow hedge	—	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.7
Pension and other postretirement benefit costs	0.3	0.3
Total Comprehensive Income	$98.1	$118.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2018	2017
Net income	$97.2	$119.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	82.9	80.6
Amortization of deferred costs and other	2.7	0.7
Gain on sale of assets	(0.4)	—
Changes in operating assets and liabilities:
Trade and other receivables	4.8	5.5
Gas receivables and storage assets	4.3	1.0
Costs recoverable from customers	(6.1)	1.1
Other assets	1.6	0.8
Trade and other payables	(4.6)	(3.9)
Gas payables	(0.8)	0.7
Accrued liabilities	(31.2)	(36.6)
Other liabilities	1.5	0.1
Net cash provided by operating activities	151.9	169.3

INVESTING ACTIVITIES:
Capital expenditures	(110.9)	(133.5)
Proceeds from sale of operating assets	0.5	—
Net cash used in investing activities	(110.4)	(133.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)
Proceeds from borrowings on revolving credit agreement	145.0	145.0
Repayment of borrowings on revolving credit agreement	(145.0)	(325.0)
Principal payment of capital lease obligation	(0.1)	(0.1)
Distributions paid	(25.6)	(25.6)
Net cash used in financing activities	(25.7)	(11.7)
Increase in cash and cash equivalents	15.8	24.1
Cash and cash equivalents at beginning of period	17.6	4.6
Cash and cash equivalents at end of period	$33.4	$28.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners' Capital
Balance December 31, 2016	$4,522.2	$88.8	$(80.1)	$4,530.9
Add (deduct):
Net income	116.9	2.4	—	119.3
Distributions paid	(25.1)	(0.5)	—	(25.6)
Other comprehensive loss, net of tax	—	—	(0.5)	(0.5)
Balance March 31, 2017	$4,614.0	$90.7	$(80.6)	$4,624.1

Balance December 31, 2017	$4,713.1	$92.7	$(81.0)	$4,724.8
Add (deduct):
Cumulative effect adjustment from the implementation of ASC 606	(12.6)	(0.2)	—	(12.8)
Net income	95.3	1.9	—	97.2
Distributions paid	(25.1)	(0.5)	—	(25.6)
Other comprehensive income, net of tax	—	—	0.9	0.9
Balance March 31, 2018	$4,770.7	$93.9	$(80.1)	$4,784.5

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

As of April 26, 2018, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units, and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, holds the 2% general partner interest and all of the incentive distribution rights (IDRs) of the Partnership. As of April 26, 2018, the common units and general partner interest owned by BPHC represent approximately 51% of the Partnership’s equity interests, excluding the IDRs. The Partnership’s common units are traded under the symbol “BWP” on the New York Stock Exchange.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2018, and December 31, 2017, and its results of operations and comprehensive income for the three months ended March 31, 2018 and 2017, and changes in cash flows and changes in partners' capital for the three months ended March 31, 2018 and 2017. Reference is made to the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8 of the Partnership's 2017 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements, except for the changes described in Note 2 below.

Certain amounts reported within Total operating revenues for the 2017 period have been reclassified to conform to the current presentation. The effect of the reclassification decreased Transportation revenues and increased Other revenues by $5.3 million for the three months ended March 31, 2017. Additionally, Storage, parking and lending (PAL) revenues are now reported combined. These reclassifications and combinations had no impact on Total operating revenues, Operating income or Net income.
Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Accounting Policies

Accounting Pronouncements Adopted in 2018 - Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which was codified in Accounting Standards Codification (ASC) Topic 606 (ASC 606). ASC 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (ASC 605), and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

Effective January 1, 2018, the Partnership implemented ASC 606 using the modified retrospective method, without adjustment to the comparative period information, which remains reported under ASC 605. Upon implementation, the Partnership recorded a cumulative reduction to partners’ capital of $12.8 million resulting from two items: (i) contracts which had changes to rates during the service period without corresponding changes in service levels provided by the Partnership, with an offsetting increase to other liabilities of $6.4 million, and (ii) the de-recognition of excess fuel received from customers which elected to have fuel retained in-kind, with an offsetting decrease to current gas stored underground of $6.4 million. Upon the implementation of ASC 606, most retained fuel was not considered additional consideration included in the transaction price. As a result, retained fuel is being recorded as a reduction to fuel and transportation expense and will be recognized as Other revenue upon the physical sale of natural gas, when under ASC 605, fuel retained was recognized as part of Transportation revenue. The Partnership elected to apply ASC 606 to contracts with customers, and applicable amendments, which were not completed prior to the implementation date.

The following table summarizes the effect on the Partnership’s condensed consolidated financial statements as of and for the three months ended March 31, 2018, (in millions) had ASC 606 not been implemented on January 1, 2018:

	As Reported March 31, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Balance Sheet:
Other current assets (gas stored underground)	$0.2	$7.0	$7.2
Gas stored underground	82.2	0.1	82.3
Other assets	138.7	(0.1)	138.6
Other liabilities	72.2	(7.1)	65.1
Partners' Capital	4,784.5	14.0	4,798.5

Condensed Consolidated Income Statement:
Transportation revenues	$298.5	$6.4	$304.9
Storage, parking and lending	25.1	0.1	25.2
Other	11.8	(0.3)	11.5
Total operating revenues	335.4	6.2	341.6
Fuel and transportation expense	4.4	5.0	9.4
Operating income	140.7	1.2	141.9
Net income	97.2	1.2	98.4

The implementation of ASC 606 had no impact on the total operating, financing or investing activities of the Partnership’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018.

Revenue Recognition

Nature of Contracts

The Partnership primarily earns revenues from contracts with customers by providing transportation and storage services for natural gas and NGLs on a firm and interruptible basis. The Partnership also provides interruptible natural gas PAL services. The Partnership’s customers choose, based upon their particular needs, the applicable mix of services depending upon availability of pipeline and storage capacity, the price of services and the volume and timing of customer requirements. The maximum rates that may be charged by the majority of the Partnership’s operating subsidiaries are established through the Federal Energy Regulatory Commission's (FERC) cost-based rate-making process; however, rates actually charged by those operating subsidiaries may be less than those allowed by the FERC. Under the FERC regulations, certain revenues that the Partnership's subsidiaries collect may be subject to possible refunds to customers. Accordingly, during a rate case, estimated refund liabilities are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. The Partnership's service contracts can range from one to twenty years although the Partnership may enter into shorter- or longer-term contracts, and services are invoiced monthly with payment from the customer generally expected within ten to thirty days, depending on the terms of the contract.

Firm Service Contracts: The Partnership offers firm services to its customers. The Partnership’s customers can reserve a specific amount of pipeline capacity at specified receipt and delivery points on the Partnership’s pipeline system (transportation service) or can reserve a specific amount of storage capacity at specified injection and withdrawal points at the Partnership’s storage facilities (storage service). The Partnership accounts for firm services as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services when needed by the customer, which represents a series of distinct monthly services that are substantially the same with the same pattern of transfer to the customer. Although several activities may be required to provide the firm service, the individual activities do not represent distinct performance obligations because all of the activities must be performed in combination in order for the Partnership to provide the firm service.

The transaction price for firm service contracts is comprised of a fixed fee based on the quantity of capacity reserved, regardless of use (capacity reservation fee), plus variable fees in the form of a usage fee paid on the volume of commodity actually transported or injected and withdrawn from storage. Both the fixed and usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time based upon the output measure of time as the Partnership completes its stand-ready obligation to provide contracted capacity and the customer receives and consumes the benefit of the reserved capacity, which corresponds with the transfer of control to the customer. The fixed fee is recognized ratably over the contract term, representative of the proportion of the committed stand-ready capacity obligation that has been fulfilled to date, and the usage fee is recognized upon satisfaction of each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the stand-ready obligation in a given month. Capacity reservation revenues derived from a firm service contract are generally consistent during the contract term, but can be higher in winter periods than the rest of the year based upon seasonal rates.

Interruptible Service Contracts: In providing interruptible services to customers, the Partnership agrees to transport natural gas or NGLs for a customer when capacity is available. The Partnership does not account for interruptible services with a customer as a contract until the customer nominates for service and the Partnership accepts the nomination based upon available pipeline or storage capacity because there are no enforceable rights and obligations until that time. The nomination and acceptance process is a daily activity and acceptance is granted based upon priority of service and availability of capacity. Upon acceptance, the Partnership accounts for interruptible services similarly to its firm services.

The transaction price for interruptible service contracts is comprised of a variable fee in the form of a usage fee paid on the volume of commodity actually transported or injected and withdrawn from storage. The usage fee is allocated to the single performance obligation of providing interruptible service. Interruptible service revenues are generally recognized over time based on the output measure of volume transported or stored when services are rendered upon the successful allocation of the services provided to the customer’s account, which best depicts the transfer of control to the customer and satisfaction of the promised service. Interruptible services are recognized in the month services are provided because the Partnership has a right to consideration from customers in amounts that correspond directly to the value that the customer receives from the Partnership's performance. The rates charged may vary on a daily, monthly or seasonal basis.

Minimum Volume Commitment (MVC) Contracts: Certain of the Partnership’s transportation or storage contracts require customers to transport or store a minimum volume of commodity over a specified time period. If a customer fails to meet its MVC for the specified time period, the customer is obligated to pay a contractually-determined deficiency fee based upon the shortfall between the actual volumes transported or stored and the MVC for that period. MVC contracts are similar in nature to a firm service contract where the performance obligation is a stand-ready obligation that is a series of distinct services that are substantially the same with the same pattern of transfer to the customer. The transaction price for an MVC is a fee for the volume of commodity actually transported or stored, which is allocated to each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the obligation of the transacted service in a given month. Revenues are generally recognized over time based on the output measure of volume transported or stored, with the recognition of the deficiency fee in the period when it is known the customer cannot make up the deficient volume in the specified period.

Other: Periodically, the Partnership may enter into contracts with customers for the sale of natural gas or NGLs. The Partnership recognizes revenues for these transactions at the point in time of the physical sale of the commodity, which corresponds with the transfer of control of the commodity to the customer and the consideration is measured as the stated sales price in the contract.

Contract Balances

The Partnership records contract assets primarily related to performance obligations completed but not billed as of the reporting date. The Partnership records contract liabilities, or deferred income, when payment is received in advance of satisfying its performance obligations.

Accounting Pronouncements Adopted in 2018 - Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which required entities to retroactively present the service cost component of net periodic postretirement benefit cost with other employee compensation costs in the income statement and present all other net periodic pension costs as a component of non-operating income. Effective January 1, 2018, the Partnership implemented ASU 2017-07 and reclassified $0.5 million of other components of net periodic benefit cost for the three months ended March 31, 2017, which resulted in an increase to Miscellaneous other income, net and Administrative and general expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2017, with no impact on Net income.

Other Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which will require, among other things, the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The amendments are to be applied at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, however, early adoption is permitted. The Partnership has initiated a project to evaluate the impact that ASU 2016-02 will have on its financial statements when implemented; however, no conclusions have been reached.

Note 3: Revenues

The Partnership operates in one reportable segment and contracts directly with producers of natural gas and with end-use customers, including local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Partnership's revenues disaggregated by type of service for the three months ended March 31, 2018 (in millions):

For the Three Months Ended March 31, 2018
Revenues from Contracts with Customers
Firm Service (1)	$318.9
Interruptible Service	9.5
Other revenues	2.7
Total revenues from contracts with customers	331.1

Other operating revenues(2)	4.3
Total Operating Revenues	$335.4

(1) Revenues earned from contracts with MVCs are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2) Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Partnership and do not represent revenues earned from contracts with customers.

Contract Balances

As of March 31, 2018, the Partnership had receivables recorded in Trade Receivables, contract assets recorded in Other current assets, and contract liabilities recorded in Other liabilities, from contracts with customers of $107.3 million, $5.7 million and $8.5 million. The contract asset is a result of the Partnership recognizing revenue related to a stand-ready performance obligation for transportation and storage services which will be invoiced per the contractual terms of the agreement, but within the next twelve months.

Contract liabilities are expected to be recognized through 2026. Significant changes in the contract liabilities balances during the three months ended March 31, 2018, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2017	$1.9
Cumulative effect adjustment from the implementation of ASC 606	6.4
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.5)
Increases due to cash received, excluding amounts recognized as revenues during the period	0.7
Balance as of March 31, 2018	$8.5

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2018, as well as actual fixed fee revenues recognized for the fulfillment of performance obligations for the 2018 period for those same agreements. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Partnership’s customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Partnership has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to March 31, 2018, that will be recognized in future periods, such as recorded in contract liabilities.

	As of March 31, 2018 (in millions)
	2018 (1)	2019	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2018	$1,040.0	$995.0	$7,030.0	$9,065.0
Operating revenues which are fixed and determinable (operating leases)	13.5	18.0	227.5	259.0
Total projected operating revenues under committed firm agreements	$1,053.5	$1,013.0	$7,257.5	$9,324.0

(1)	For the 2018 period, $297.4 million represents actual fixed fee revenues recognized for the fulfillment of performance obligations during the three months ended March 31, 2018.

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2018, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 23.7 trillion British thermal units (TBtu). Assuming an average market price during March 2018 of $2.56 per million British thermal unit, the market value of that gas was approximately $60.7 million. As of March 31, 2018, the amount of NGLs owed to the Partnership's operating subsidiaries due to imbalances was approximately 0.3 million barrels, which had a market value of approximately $5.7 million dollars. As of December 31, 2017, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.3 TBtu. As of December 31, 2017, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 5: Accumulated Other Comprehensive Income (AOCI) and Fair Value Measurements

AOCI

The Partnership had no outstanding derivatives at March 31, 2018, and December 31, 2017, but had $4.4 million and $5.0 million of AOCI related to cash flow hedges as of March 31, 2018, and December 31, 2017, which relate to settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $0.9 million of net losses from cash flow hedges reported in AOCI as of March 31, 2018, are expected to be reclassified into earnings within the next twelve months.

The following table shows the components and reclassifications to net income of AOCI which is included in Partners' Capital on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2018 (in millions):

	Cash Flow Hedges	Pension and Other Postretirement Costs	Total
Beginning balance, January 1, 2018	$(5.0)	$(76.0)	$(81.0)
Reclassifications:
Interest expense	0.6	—	0.6
Pension and other postretirement benefit costs	—	0.3	0.3

Ending balance, March 31, 2018	$(4.4)	$(75.7)	$(80.1)

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

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2017 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2018, and December 31, 2017. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2018, and December 31, 2017. The carrying amount of the Partnership's variable-rate debt at March 31, 2018, and December 31, 2017, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, were as follows (in millions):

As of March 31, 2018			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33.4		$33.4	$—	$—	$33.4

Financial Liabilities
Long-term debt	$3,688.4	(1)	$—	$3,780.3	$—	$3,780.3

(1) The carrying amount of long-term debt excludes a $7.9 million long-term capital lease obligation and
$8.3 million of unamortized debt issuance costs.

As of December 31, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.6		$17.6	$—	$—	$17.6

Financial Liabilities
Long-term debt	$3,687.5	(1)	$—	$3,889.4	$—	$3,889.4

(1) The carrying amount of long-term debt excludes an $8.1 million long-term capital lease obligation and
$8.8 million of unamortized debt issuance costs.

Note 6:  Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership's subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows. Refer to Note 4 of Part II, Item 8 of the Partnership's 2017 Annual Report on Form 10-K for further information regarding the Partnership’s legal proceedings.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of March 31, 2018, and December 31, 2017, the Partnership had an accrued liability of approximately $4.9 million and $5.0 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current facts and circumstances related to these matters. As of March 31, 2018, and December 31, 2017, approximately $1.2 million was recorded in Other current liabilities and approximately $3.7 million and $3.8 million were recorded in Other Liabilities and Deferred Credits.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2018, were approximately $202.4 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Notes 4 and 10 of Part II, Item 8 of the Partnership’s 2017 Annual Report on Form 10-K.

Note 7:  Cash Distributions and Net Income per Unit

Cash Distributions

In the first quarters 2018 and 2017, the Partnership declared and paid quarterly distributions to its common unitholders of record of $0.10 per common unit and an amount to the general partner on behalf of its 2% general partner interest. In April 2018, the Partnership declared a quarterly cash distribution to unitholders of record of $0.10 per common unit.

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the common units for purposes of computing net income per unit for the three months ended March 31, 2018 (in millions, except per unit data):

	Total	Common Units	General Partner and IDRs
Net income	$97.2
Declared distribution	25.5	$25.0	$0.5
Assumed allocation of undistributed net income	71.7	70.3	1.4
Assumed allocation of net income attributable to limited partner unitholders and general partner	$97.2	$95.3	$1.9
Weighted-average units outstanding		250.3
Net income per unit		$0.38

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

Note 8:  Financing

Notes and Debentures

As of March 31, 2018, and December 31, 2017, the Partnership had notes and debentures outstanding of $3.3 billion with a weighted-average interest rate of 5.18%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At March 31, 2018, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Partnership has included $185.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheet as of March 31, 2018. The Partnership has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of March 31, 2018. The Partnership expects to retire these notes at their maturity.

Issuance of Notes

The Partnership did not have any debt issuances for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Partnership completed the following debt issuance (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
January 2017	Boardwalk Pipelines	$500.0	$6.0	$494.0	(1)	4.45%	July 15, 2027	January 15 and July 15

(1) The net proceeds of this offering were used to retire the outstanding $275.0 million aggregate principal amount of Gulf South Pipeline Company, LP's 6.30% notes due 2017 and to fund growth capital expenditures.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2018, and December 31, 2017, were $385.0 million, with weighted-average borrowing rates of 3.01% and 2.72%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of March 31, 2018.

Subordinated Loan Agreement with Affiliate

The Partnership has in place a Subordinated Loan Agreement with BPHC (Subordinated Loan) under which the Partnership can borrow up to $300.0 million through December 31, 2018. Through the date of this Quarterly Report on Form 10-Q, the Partnership had no outstanding borrowings under the Subordinated Loan.

Note 9:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2018 and 2017, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$0.9	$0.9	$—	$0.1
Interest cost	1.1	1.2	0.4	0.4
Expected return on plan assets	(2.0)	(1.9)	(1.1)	(1.1)
Amortization of unrecognized net loss	0.4	0.4	—	—
Settlement charge	0.6	0.5	—	—
Net periodic benefit cost	$1.0	$1.1	$(0.7)	$(0.6)

The components of net periodic benefit cost, other than the service cost component, are included in Miscellaneous other income, net and the service cost component is included in Administrative and general on the Condensed Consolidated Statements of Income.

Through the date of this filing, the Partnership has made no contributions to the defined benefit pension plan in 2018, but expects to fund $3.0 million in 2018.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.9 million and $2.7 million for the three months ended March 31, 2018 and 2017.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.5 million and $1.7 million for the three months ended March 31, 2018 and 2017.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.1 million for the three months ended March 31, 2018 and 2017.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Interest (net of amount capitalized)	$40.2	$44.7
Non-cash adjustments:
Accounts payable and property, plant and equipment	62.1	67.8

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at March 31, 2018, and December 31, 2017. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2018
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$18.8	$14.3	$—	$33.4
Receivables	—	—	128.6	—	128.6
Receivables - affiliate	—	—	12.2	(12.2)	—
Prepayments	0.4	0.1	16.0	—	16.5
Advances to affiliates	—	19.8	2.2	(22.0)	—
Other current assets	—	—	15.6	(4.0)	11.6
Total current assets	0.7	38.7	188.9	(38.2)	190.1
Investment in consolidated subsidiaries	2,743.3	6,710.1	—	(9,453.4)	—
Property, plant and equipment, gross	0.6	—	10,983.8	—	10,984.4
Less–accumulated depreciation and amortization	0.6	—	2,696.5	—	2,697.1
Property, plant and equipment, net	—	—	8,287.3	—	8,287.3
Advances to affiliates – noncurrent	2,058.6	957.6	412.3	(3,428.5)	—
Other noncurrent assets	0.3	2.8	454.8	0.4	458.3
Total other assets	2,058.9	960.4	867.1	(3,428.1)	458.3

Total Assets	$4,802.9	$7,709.2	$9,343.3	$(12,919.7)	$8,935.7

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.6	$0.1	$86.0	$—	$86.7
Payable to affiliates	1.5	—	12.2	(12.2)	1.5
Advances from affiliates	—	2.2	19.8	(22.0)	—
Other current liabilities	0.1	30.0	121.1	(3.6)	147.6
Total current liabilities	2.2	32.3	239.1	(37.8)	235.8
Long-term debt and capital lease obligation	—	2,462.7	1,225.3	—	3,688.0
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,470.9	957.6	(3,428.5)	—
Other noncurrent liabilities	0.2	—	211.2	—	211.4
Total other liabilities and deferred credits	16.2	2,470.9	1,168.8	(3,428.5)	227.4
Total partners' capital	4,784.5	2,743.3	6,710.1	(9,453.4)	4,784.5

Total Liabilities and Partners' Capital	$4,802.9	$7,709.2	$9,343.3	$(12,919.7)	$8,935.7

Condensed Consolidating Balance Sheets as of December 31, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$4.6	$12.7	$—	$17.6
Receivables	—	—	133.4	—	133.4
Receivables - affiliate	—	—	7.0	(7.0)	—
Prepayments	0.1	—	17.8	—	17.9
Advances to affiliates	—	—	2.3	(2.3)	—
Other current assets	—	—	13.5	(1.8)	11.7
Total current assets	0.4	4.6	186.7	(11.1)	180.6
Investment in consolidated subsidiaries	2,672.3	6,676.7	—	(9,349.0)	—
Property, plant and equipment, gross	0.6	—	10,883.0	—	10,883.6
Less–accumulated depreciation and amortization	0.6	—	2,620.5	—	2,621.1
Property, plant and equipment, net	—	—	8,262.5	—	8,262.5
Advances to affiliates – noncurrent	2,070.1	923.7	376.5	(3,370.3)	—
Other noncurrent assets	—	3.3	460.5	(0.3)	463.5
Total other assets	2,070.1	927.0	837.0	(3,370.6)	463.5

Total Assets	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$87.3	$—	$87.9
Payable to affiliates	1.5	—	7.0	(7.0)	1.5
Advances from affiliates	—	2.3	—	(2.3)	—
Other current liabilities	—	25.2	167.9	(2.1)	191.0
Total current liabilities	2.0	27.6	262.2	(11.4)	280.4
Long-term debt and capital lease obligation	—	2,461.8	1,225.0	—	3,686.8
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,446.6	923.7	(3,370.3)	—
Other noncurrent liabilities	—	—	198.6	—	198.6
Total other liabilities and deferred credits	16.0	2,446.6	1,122.3	(3,370.3)	214.6
Total partners' capital	4,724.8	2,672.3	6,676.7	(9,349.0)	4,724.8

Total Liabilities and Partners' Capital	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$319.3	$(20.8)	$298.5
Storage, parking and lending	—	—	25.4	(0.3)	25.1
Other	—	—	11.8	—	11.8
Total operating revenues	—	—	356.5	(21.1)	335.4

Operating Costs and Expenses:
Fuel and transportation	—	—	25.5	(21.1)	4.4
Operation and maintenance	—	—	46.4	—	46.4
Administrative and general	—	—	32.1	—	32.1
Other operating costs and expenses	—	—	111.8	—	111.8
Total operating costs and expenses	—	—	215.8	(21.1)	194.7
Operating income	—	—	140.7	—	140.7

Other Deductions (Income):
Interest expense	—	31.9	12.2	—	44.1
Interest (income) expense - affiliates, net	(14.3)	10.8	3.5	—	—
Equity in earnings of subsidiaries	(82.9)	(125.6)	—	208.5	—
Miscellaneous other income, net	—	—	(0.8)	—	(0.8)
Total other (income) deductions	(97.2)	(82.9)	14.9	208.5	43.3

Income (loss) before income taxes	97.2	82.9	125.8	(208.5)	97.4
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$97.2	$82.9	$125.6	$(208.5)	$97.2

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$335.2	$(21.9)	$313.3
Storage, parking and lending	—	—	28.8	—	28.8
Other	—	—	24.9	—	24.9
Total operating revenues	—	—	388.9	(21.9)	367.0

Operating Costs and Expenses:
Fuel and transportation	—	—	41.1	(21.9)	19.2
Operation and maintenance	—	—	40.4	—	40.4
Administrative and general	—	—	35.1	—	35.1
Other operating costs and expenses	0.1	—	107.9	—	108.0
Total operating costs and expenses	0.1	—	224.5	(21.9)	202.7
Operating (loss) income	(0.1)	—	164.4	—	164.3

Other Deductions (Income):
Interest expense	—	33.0	13.2	—	46.2
Interest (income) expense - affiliates, net	(10.8)	9.1	1.7	—	—
Interest income	—	(0.1)	—	—	(0.1)
Equity in earnings of subsidiaries	(108.6)	(150.6)	—	259.2	—
Miscellaneous other income, net	—	—	(1.3)	—	(1.3)
Total other (income) deductions	(119.4)	(108.6)	13.6	259.2	44.8

Income (loss) before income taxes	119.3	108.6	150.8	(259.2)	119.5
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$119.3	$108.6	$150.6	$(259.2)	$119.3

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$97.2	$82.9	$125.6	$(208.5)	$97.2
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	0.3	0.3	0.3	(0.6)	0.3
Total Comprehensive Income (Loss)	$98.1	$83.8	$126.1	$(209.9)	$98.1

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$119.3	$108.6	$150.6	$(259.2)	$119.3
Other comprehensive income (loss):
(Loss) gain on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	0.7	0.7	0.2	(0.9)	0.7
Pension and other postretirement benefit costs	0.3	0.3	0.3	(0.6)	0.3
Total Comprehensive Income (Loss)	$118.8	$108.1	$151.1	$(259.2)	$118.8

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$14.1	$(36.3)	$174.1	$—	$151.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(110.9)	—	(110.9)
Proceeds from sale of operating assets	—	—	0.5	—	0.5
Advances to affiliates, net	11.5	(53.7)	(115.7)	157.9	—
Net cash provided by (used in) investing activities	11.5	(53.7)	(226.1)	157.9	(110.4)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	145.0	—	145.0
Repayment of borrowings on revolving credit agreement	—	—	(145.0)	—	(145.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	104.2	53.7	(157.9)	—
Distributions paid	(25.6)	—	—	—	(25.6)
Net cash (used in) provided by financing activities	(25.6)	104.2	53.6	(157.9)	(25.7)

Increase in cash and cash equivalents	—	14.2	1.6	—	15.8
Cash and cash equivalents at beginning of period	0.3	4.6	12.7	—	17.6
Cash and cash equivalents at end of period	$0.3	$18.8	$14.3	$—	$33.4

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$10.1	$(33.5)	$192.7	$—	$169.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(133.5)	—	(133.5)
Advances to affiliates, net	15.5	(16.8)	112.2	(110.9)	—
Net cash provided by (used in) investing activities	15.5	(16.8)	(21.3)	(110.9)	(133.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	—	—	(300.0)
Proceeds from borrowings on revolving credit agreement	—	—	145.0	—	145.0
Repayment of borrowings on revolving credit agreement	—	—	(325.0)	—	(325.0)
Principal payment of capital lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	(127.7)	16.8	110.9	—
Distributions paid	(25.6)	—	—	—	(25.6)
Net cash (used in) provided by financing activities	(25.6)	66.3	(163.3)	110.9	(11.7)

Increase in cash and cash equivalents	—	16.0	8.1	—	24.1
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.6	$17.8	$10.3	$—	$28.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K).

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended March 31, 2018, approximately 88% of our revenues, excluding retained fuel, were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $9.3 billion from fixed fees under committed firm agreements in place as of March 31, 2018, including agreements for storage and other services, over the remaining term of the agreements. This amount has increased by approximately $460.0 million from the comparable amount at December 31, 2017, from contracts entered into the first quarter in 2018. The table shown under Performance Obligations in Note 3 to the Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, contains information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts shown in the Note 3 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The amounts shown in the Note 3 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to March 31, 2018.

Contract Renewals

In the 2018 to 2020 timeframe, the initial transportation agreements associated with our East Texas Pipeline, Southeast Expansion, Gulf Crossing Pipeline Company, LLC (Gulf Crossing) and Fayetteville and Greenville Laterals, which were placed into service in 2008 and 2009, will expire. These projects were large, new pipeline expansions, developed to serve growing production in Texas, Oklahoma, Arkansas and Louisiana and anchored primarily by ten-year firm transportation agreements with producers. Since our expansion projects went into service, gas production from the Utica and Marcellus area in the Northeast has grown significantly and has altered the flow patterns of natural gas in North America. Over the last few years, gas production from other basins such as Barnett and Fayetteville, which primarily supported two of our expansions, has declined because the production economics in those basins are not as competitive as other production basins, such as Utica and Marcellus. These market dynamics have resulted in less production from certain basins tied to our system and a narrowing of basis differentials across portions of our pipeline systems, primarily for capacity associated with natural gas flows from west to east. Total revenues generated from the expansion project capacity will be materially lower when these contracts expire, for example, as discussed in our 2017 Annual Report on Form 10-K for the Southwestern Energy Company (Southwestern) agreements and the Gulf South Pipeline Company, LP (Gulf South) expansion contract expirations.

Oil and gas producers are recently beginning to increase their natural gas production in central Oklahoma from the Scoop/Stack/Merge production areas where they have been successful at developing natural gas liquids production. It is expected that several new projects in central Oklahoma, such as Enable Midstream Partner’s pipeline expansion and Cheniere Energy’s Midship pipeline, will bring substantial new supplies to the Bennington, Oklahoma area where our Gulf Crossing pipeline is located. These developments could provide Gulf Crossing opportunities to provide natural gas transportation services to a combination of producers looking for liquidity and market access and end-users looking for supply diversity. Similarly, oil and gas producers in north Louisiana and east Texas (primarily Haynesville) are having success with significant rich and dry gas development and are seeking access to multiple pipeline outlets, including Gulf South’s East Texas and Southeast expansions, in order to sell their gas to end-use customers and to ship to other market centers. While some of the Gulf South capacity has been remarketed at lower rates and for shorter terms, we believe that the current market rates are not indicative of the long-term value of that capacity. We continue to focus our marketing efforts on enhancing the value of the remaining expansion capacity and we are working with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. For a discussion of recontracting risks associated with our transportation revenues, refer to our 2017 Annual Report on Form 10-K, Part I, Item 1A. Risk Factors - We may not be able to replace expiring natural gas transportation contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to market conditions.

FERC Policy Statement, Notice of Inquiry and Notice of Proposed Rulemaking

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, FERC addressed the treatment of federal income tax allowances in interstate pipeline companies’ rates. FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its income taxes under the then current policy by both including an income tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. Requests for rehearing and clarification of the Revised Policy Statement have been filed by various industry participants.

FERC also issued a Notice of Inquiry (NOI) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. The NOI requests comments by May 21, 2018, on whether and how FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Actions FERC will take, if any, following receipt of responses to the NOI and any potential impacts from final rules or policy statements issued following the NOI on the rates we can charge for transportation and storage services are uncertain at this time, but such actions could materially impact the maximum cost-based transportation and storage rates we are permitted to charge our customers.

Also included in the March 15, 2018, issuances is a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. The NOPR proposes a new rule that will, if it becomes final, require all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. The NOPR proposes a procedure that would permit customers to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of our customers to challenge a pipeline’s informational filings which could lead to challenges to the maximum applicable rates pursuant to Section 5 of the Natural Gas Act (NGA).

The NOPR proposes that each FERC-regulated natural gas pipeline will select one of four options: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. We have filed comments in this proceeding. Once the comment period is complete, the FERC is expected to issue a final rule.

Even without action on the NOPR or NOI, the FERC and/or our customers may challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge due to the resulting treatment of the allowance for income taxes in the determination of maximum applicable rates. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

While we are continuing to review FERC’s Revised Policy Statement, NOI and NOPR, based on a preliminary assessment, we do not expect them to have a material impact on our revenues in the near term. All of the firm contracts on Gulf Crossing and the majority of contracts on Texas Gas Transmission, LLC are negotiated or discounted rate agreements, which are not ordinarily affected by FERC's policy revisions. Gulf South currently has a rate moratorium in place with its customers until 2023, which we believe will be unaffected by these actions.

Given the effects of a number of factors, including the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, we are evaluating whether remaining a publicly traded master limited partnership is the appropriate structure for us. Potential transition from publicly traded master limited partnership status could take the form of an election to be treated as a corporation for federal income tax purposes (sometimes referred to as a “check-the box-election”), a conversion to a corporation or another transaction designed to result in our treatment as a corporation, or all or part of our publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes.

In addition, despite our view regarding the potential near term impact on our revenues of the FERC’s recent actions, the magnitude of the effect of the Revised Policy Statement on the maximum applicable cost-of-service rate we reasonably likely will be allowed to charge in the future may result in our general partner being able to exercise its right under our partnership agreement to call and purchase all of our outstanding common units. See Part I, Item 1A. Risk Factors-Partnership Structure Risks-Our general partner and its affiliates own a controlling interest in us, have conflicts of interest and owe us only limited fiduciary duties, which may permit them to favor their own interests, in our 2017 Annual Report on Form 10-K, and Part II, Item 1A. Risk Factors-We may cease to be a publicly traded partnership through an election to be treated as a corporation for federal income tax purposes or another transaction designed to result in our treatment as a corporation, or all or part of our publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes. Moreover, our general partner has a call right that may become exercisable because of recent FERC action. Any such transaction or exercise may require you to dispose of your common units at an undesirable time or price, and may be taxable to you, in this Quarterly Report on Form 10-Q. Any decision by our general partner to exercise such purchase right will be made by Boardwalk Pipelines Holding Corp. (BPHC), the sole member of Boardwalk GP, LLC (BGL) and a wholly-owned subsidiary of Loews, rather than by our Board. We have been informed by BPHC that it is analyzing the FERC’s recent actions and seriously considering its purchase right under our partnership agreement in connection therewith.

Results of Operations

Effective January 1, 2018, we implemented the new revenue recognition standard, which did not have a material effect on our net operating revenues, operating or net income. Refer to Note 2, Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

In 2017, we executed agreements for capacity on our Fayetteville and Greenville Laterals with Southwestern. These agreements reduced contracted volumes on our Fayetteville Lateral for the remaining contract term, but also provided longer term revenue generation by adding ten years of firm transportation service commitments and offered potential additional commodity fee revenue from a volume commitment. This contract restructuring will result in a reduction of firm transportation reservation revenues of approximately $63.0 million from 2018 to 2020, including a $44.0 million reduction in 2018. Refer to Part II, Item 7 of our 2017 Annual Report on Form 10-K, for further discussion of the Southwestern contract restructuring.

For the Three Months Ended March 31, 2018 and 2017

Our net income for the three months ended March 31, 2018, decreased $22.1 million, or 19%, to $97.2 million compared to $119.3 million for the three months ended March 31, 2017, primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2018, decreased $31.6 million, or 9%, to $335.4 million, compared to $367.0 million for the three months ended March 31, 2017. Excluding the net effect of the items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $16.8 million, or 5%. The decrease was driven by a decrease in transportation revenues of $14.8 million, which resulted primarily from the Southwestern contract restructuring, partially offset by the colder winter weather, and a decrease in storage and PAL revenues from unfavorable market conditions.

Operating costs and expenses for the three months ended March 31, 2018, decreased $8.0 million, or 4%, to $194.7 million, compared to $202.7 million for the three months ended March 31, 2017. Excluding items offset in operating revenues, operating costs and expenses increased $6.8 million, or 4% when compared to the comparable period in 2017. The operating expense increase was primarily due to timing of maintenance activities and an increased asset base from recently completed growth projects.

Total other deductions for the three months ended March 31, 2018, decreased $1.5 million, or 3%, to $43.3 million compared to $44.8 million for the 2017 period. The decrease in total other deductions was primarily a result of lower interest expense due to lower average borrowing rates from the use of the revolving credit facility in 2018.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility, Subordinated Loan Agreement with BPHC and our cash flows from operating activities, will be adequate to fund our operations for 2018. We may seek to access the capital markets to fund some or all capital expenditures for growth projects, acquisitions or for general partnership purposes. Our ability to access the capital markets for equity and debt financing under reasonable terms depends on our financial condition, credit ratings and market conditions.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2018 and 2017, were $24.2 million and $24.6 million. Growth capital expenditures were $86.7 million and $108.9 million for the three months ended March 31, 2018 and 2017. We expect total capital expenditures to be approximately $550.0 million in 2018, including approximately $120.0 million for maintenance capital and $430.0 million related to growth projects.

Contractual Obligations

Our principal debt obligations at March 31, 2018, and December 31, 2017, were $3.7 billion. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 in Part II, Item 8 of our 2017 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Distributions

For each of the three months ended March 31, 2018 and 2017, we paid distributions of $25.6 million to our partners. Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q contains further discussion regarding our distributions. Our distribution policy may be changed at any time and is subject to certain restrictions or limitations. Refer to Part II, Item 5 of our 2017 Annual Report on Form 10-K for our full distribution policy and risks associated with it.

Changes in cash flow from operating activities

Net cash provided by operating activities, excluding the effects of non-cash items such as depreciation, amortization and the gain on sale of assets, decreased $17.4 million to $151.9 million for the three months ended March 31, 2018, compared to $169.3 million for the comparable 2017 period primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $23.1 million to $110.4 million for the three months ended March 31, 2018, compared to $133.5 million for the comparable 2017 period. The decrease was due to a decrease in capital spending related to our growth projects.

Changes in cash flow from financing activities

Net cash used in financing activities increased $14.0 million to $25.7 million for the three months ended March 31, 2018, compared to $11.7 million for the comparable 2017 period. The increase resulted primarily from the proceeds received from the 2017 issuance of long-term debt.

Off-Balance Sheet Arrangements

At March 31, 2018, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

During 2018, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2017 Annual Report on Form 10-K.

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

Refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7 of our 2017 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2017 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017, includes a detailed discussion of certain risk factors facing us. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017.

Our natural gas transportation and storage operations are subject to extensive regulation by the FERC, including rules and regulations related to the rates we can charge for our services and our ability to construct or abandon facilities. We may not be able to recover the full cost of operating our pipelines, including earning a reasonable return.

Our natural gas transportation and storage operations are subject to extensive regulation by the FERC, including the types and terms of services we may offer to our customers, the rates we can charge our customers, construction of new facilities, creation, modification or abandonment of services or facilities and recordkeeping and relationships with affiliated companies. An adverse FERC action in any of these areas could affect our ability to compete for business, construct new facilities, offer new services or recover the full cost of operating our pipelines and other facilities. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to the FERC’s regulations. The FERC can also deny us the right to abandon certain facilities from service.

The FERC regulates the rates we can charge for our natural gas transportation and storage operations. For our cost-based services, the FERC establishes both the maximum and minimum rates we can charge. The basic elements that the FERC considers are the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure, and the rate of return a pipeline is permitted to earn.

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, FERC addressed the treatment of federal income tax allowances in interstate pipeline companies’ rates. FERC issued a Revised Policy Statement reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its income taxes under the then current policy by both including an income tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. Requests for rehearing and clarification of the Revised Policy Statement have been filed by various industry participants.

FERC also issued an NOI requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. The NOI requests comments by May 21, 2018, on whether and how FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Actions FERC will take, if any, following receipt of responses to the NOI and any potential impacts from final rules or policy statements issued following the NOI on the rates we can charge for transportation and storage services are uncertain at this time, but such actions could materially impact the maximum cost-based transportation and storage rates we are permitted to charge our customers.

Also included in the March 15, 2018, issuances is an NOPR proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. The NOPR proposes a new rule that will, if it becomes final, require all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. The NOPR proposes a procedure that would permit customers to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of our customers to challenge a pipeline’s informational filings which could lead to challenges to the maximum applicable rates pursuant to Section 5 of the NGA.

The NOPR proposes that each FERC-regulated natural gas pipeline will select one of four options: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. We have filed comments in this proceeding. Once the comment period is complete, the FERC is expected to issue a final rule.

Even without action on the NOPR or NOI, the FERC and/or our customers may challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge due to the resulting treatment of the allowance for income taxes in the determination of maximum applicable rates. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

On April 18, 2018, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that has been used in the determination of whether to grant certificates of public convenience and necessity for new pipeline projects. In its NOI, the FERC seeks comments from the industry on whether, and if so how, the FERC should revise its approach under its currently effective Policy Statement on the certification of new natural gas facilities. We do not expect that any change in this policy would affect us in a materially different manner than any other interstate natural gas pipeline company operating in the U.S.

We may cease to be a publicly traded partnership through an election to be treated as a corporation for federal income tax purposes or another transaction designed to result in our treatment as a corporation, or all or part of our publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes. Moreover, our general partner has a call right that may become exercisable because of recent FERC action. Any such transaction or exercise may require you to dispose of your common units at an undesirable time or price, and may be taxable to you.

Given the effects of a number of factors, including the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, we are evaluating whether remaining a publicly traded master limited partnership is the appropriate structure for us. Potential transition from publicly traded master limited partnership status could take the form of an election to be treated as a corporation for federal income tax purposes (sometimes referred to as a “check-the-box election”), a conversion to a corporation or another transaction designed to result in our treatment as a corporation, or all or part of our publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes.

Under our partnership agreement, electing to be treated as a corporation for federal income tax purposes or effecting another transaction designed to result in our treatment as a corporation, or all or part of our publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes would require the vote of a majority of our outstanding common units. Since BPHC holds a majority of the common units, it would be able to approve such an election or transaction without any vote of our public unitholders. Our unitholders are not entitled to dissenters’ rights of appraisal under our partnership agreement or applicable Delaware law in the event of a check-the-box election or any other such transaction or event.

Moreover, as has been described in our SEC filings since our initial public offering, our general partner has the right under our partnership agreement to call and purchase all of our common units if (i) it and its affiliates own more than 50% in the aggregate of our outstanding common units and (ii) it receives an opinion of legal counsel to the effect that our being a pass-through entity for tax purposes has or will reasonably likely in the future have a material adverse effect on the maximum applicable rate that can be charged to customers by our subsidiaries that are regulated interstate natural gas pipelines. Because our general partner and its affiliates hold more than 50% of our outstanding common units, this call right would become exercisable if our general partner receives the specified opinion of legal counsel.

The magnitude of the effect of the FERC’s Revised Policy Statement may result in our general partner being able to exercise this call right. Any exercise by our general partner of its call right is permitted to be made in our general partner’s individual, rather than representative, capacity; meaning that under the terms of our partnership agreement our general partner is entitled to exercise such right free of any fiduciary duty or obligation to any limited partner and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement. Any decision by our general partner to exercise such call right will be made by BPHC, the sole member of BGL, rather than by our Board. The purchase price per unit for our general partner’s call right would be equal to the average of the daily closing prices of our common units for the 180 consecutive trading days preceding the date three days before the date our general partner mails notice of its election to exercise the call right. We have been informed by BPHC that it is analyzing the FERC’s recent actions and seriously considering its purchase right under our partnership agreement in connection therewith.

As a result of any of the transactions described above, you may be required to dispose of your units at a time or price undesirable to you. Any check-the-box election or other transaction designed to result in our treatment as a corporation, or all or part of our publicly traded common units being owned by an affiliate treated as a corporation, for federal income tax purposes or exercise by our general partner of its call right may have adverse tax consequences to some or all of our unitholders. The tax liability, if any, of a unitholder as a result of such an election, other transaction or exercise may vary depending on the unitholder’s particular situation and may vary from the tax liability of our general partner and BPHC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
February 23, 2018 (1)	17,980	$11.15	—	—

(1)	Our general partner purchased 17,980 of our common units on the open market and subsequently granted them to our outside directors as part of their annual director compensation.

Item 6.  Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
April 30, 2018	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer