Form 10-Q
period 2018-06-30
Boardwalk Pipeline Partners, LP
filed 2018-07-30
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

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
Yes ☐ No ☒

Boardwalk Pipeline Partners, LP meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2018

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$8.5	$17.6
Receivables:
Trade, net	97.4	116.8
Other	28.6	16.6
Gas transportation receivables	5.1	4.6
Prepayments	22.7	17.9
Other current assets	9.0	7.1
Total current assets	171.3	180.6

Property, Plant and Equipment:
Natural gas transmission and other plant	10,798.1	10,467.1
Construction work in progress	297.7	416.5
Property, plant and equipment, gross	11,095.8	10,883.6
Less—accumulated depreciation and amortization	2,779.2	2,621.1
Property, plant and equipment, net	8,316.6	8,262.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	85.8	86.3
Other	138.7	139.8
Total other assets	461.9	463.5

Total Assets	$8,949.8	$8,906.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2018	December 31, 2017
Current Liabilities:
Payables:
Trade	$73.4	$76.0
Affiliates	1.6	1.5
Other	12.2	11.9
Gas payables	8.3	5.7
Accrued taxes, other	62.8	57.1
Accrued interest	37.3	37.9
Accrued payroll and employee benefits	24.2	33.7
Construction retainage	22.6	32.4
Deferred income	1.7	1.9
Other current liabilities	19.9	22.3
Total current liabilities	264.0	280.4

Long-term debt and capital lease obligation	3,654.1	3,686.8

Other Liabilities and Deferred Credits:
Pension liability	21.8	21.8
Asset retirement obligation	49.2	46.0
Provision for other asset retirement	68.7	65.8
Payable to affiliate	—	16.0
Other	73.4	65.0
Total other liabilities and deferred credits	213.1	214.6

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding as of June 30, 2018, and December 31, 2017	4,803.0	4,713.1
General partner	94.3	92.7
Accumulated other comprehensive loss	(78.7)	(81.0)
Total partners’ capital	4,818.6	4,724.8
Total Liabilities and Partners' Capital	$8,949.8	$8,906.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Transportation	$248.5	$272.3	$547.0	$585.6
Storage, parking and lending	21.6	27.8	46.7	56.6
Other	15.2	17.5	27.0	42.4
Total operating revenues	285.3	317.6	620.7	684.6

Operating Costs and Expenses:
Fuel and transportation	4.1	14.5	8.5	33.7
Operation and maintenance	50.9	51.6	97.3	92.0
Administrative and general	35.7	34.7	67.8	69.8
Depreciation and amortization	84.8	80.2	167.7	160.8
(Gain) loss on sale of assets and impairments	(0.1)	47.1	(0.5)	47.1
Taxes other than income taxes	24.2	22.8	53.5	50.2
Total operating costs and expenses	199.6	250.9	394.3	453.6

Operating income	85.7	66.7	226.4	231.0

Other Deductions (Income):
Interest expense	43.3	43.9	87.4	90.1
Interest income	(0.1)	(0.2)	(0.1)	(0.3)
Miscellaneous other expense (income), net	0.2	(1.1)	(0.6)	(2.4)
Total other deductions	43.4	42.6	86.7	87.4

Income before income taxes	42.3	24.1	139.7	143.6

Income taxes	0.1	0.4	0.3	0.6

Net income	$42.2	$23.7	$139.4	$143.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$42.2	$23.7	$139.4	$143.0
Other comprehensive income (loss):
Loss on cash flow hedge	—	—	—	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.6	0.8	1.3
Pension and other postretirement benefit costs	1.2	0.4	1.5	0.7
Total Comprehensive Income	$43.6	$24.7	$141.7	$143.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2018	2017
Net income	$139.4	$143.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	167.7	160.8
Amortization of deferred costs and other	6.1	3.9
(Gain) loss on sale of assets and impairments	(0.5)	47.1
Changes in operating assets and liabilities:
Trade and other receivables	7.3	26.6
Gas receivables and storage assets	(0.2)	(1.7)
Costs recoverable from customers	(8.0)	2.2
Other assets	(3.8)	(7.3)
Trade and other payables	(2.6)	(7.0)
Gas payables	1.3	(4.5)
Accrued liabilities	(3.9)	(8.3)
Other liabilities	2.7	(6.9)
Net cash provided by operating activities	305.5	347.9

INVESTING ACTIVITIES:
Capital expenditures	(228.9)	(302.8)
Proceeds from sale of operating assets	0.6	64.8
Net cash used in investing activities	(228.3)	(238.0)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0
Repayment of borrowings from long-term debt	(185.0)	(300.0)
Proceeds from borrowings on revolving credit agreement	365.0	160.0
Repayment of borrowings on revolving credit agreement	(215.0)	(340.0)
Principal payment of capital lease obligation	(0.3)	(0.2)
Advances from affiliates	0.1	0.1
Distributions paid	(51.1)	(51.1)
Net cash used in financing activities	(86.3)	(37.2)
(Decrease) increase in cash and cash equivalents	(9.1)	72.7
Cash and cash equivalents at beginning of period	17.6	4.6
Cash and cash equivalents at end of period	$8.5	$77.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Accumulated Other Comp Income (Loss)	Total Partners' Capital
Balance December 31, 2016	$4,522.2	$88.8	$(80.1)	$4,530.9
Add (deduct):
Net income	140.1	2.9	—	143.0
Distributions paid	(50.1)	(1.0)	—	(51.1)
Other comprehensive income, net of tax	—	—	0.5	0.5
Balance June 30, 2017	$4,612.2	$90.7	$(79.6)	$4,623.3

Balance December 31, 2017	$4,713.1	$92.7	$(81.0)	$4,724.8
Add (deduct):
Cumulative effect adjustment from the implementation of ASC 606	(12.6)	(0.2)	—	(12.8)
Adjustment related to registration rights agreement	16.0	—	—	16.0
Net income	136.6	2.8	—	139.4
Distributions paid	(50.1)	(1.0)	—	(51.1)
Other comprehensive income, net of tax	—	—	2.3	2.3
Balance June 30, 2018	$4,803.0	$94.3	$(78.7)	$4,818.6

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

As of June 30, 2018, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned 125.6 million of the Partnership’s common units representing limited partner interests in the Partnership (Common Units), and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, held the 2% general partner interest and all of the incentive distribution rights of the Partnership. On June 29, 2018, Boardwalk GP announced that it elected to exercise its right pursuant to Section 15.1(b) of the Partnership’s Third Amended and Restated Agreement of Limited Partnership, as amended (the Limited Partnership Agreement) to purchase all of the issued and outstanding Common Units not already owned by Boardwalk GP or its affiliates (Transaction Units) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion in the aggregate (Purchase Right). On July 18, 2018, Boardwalk GP purchased the Transaction Units. As a result of this transaction, the Partnership filed a Form 25 with the Securities and Exchange Commission (SEC) to voluntarily withdraw the Common Units from listing on the New York Stock Exchange (NYSE) and from registration under Section 12(b) of the Securities Exchange Act of 1934. The Partnership’s Common Units were traded on the NYSE through July 17, 2018, under the symbol “BWP”.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2018, and December 31, 2017, and its results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and changes in cash flows and changes in partners' capital for the six months ended June 30, 2018 and 2017. Reference is made to the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8 of the Partnership's 2017 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements, except for the changes described in Note 2 below.

Certain amounts reported within Total operating revenues for the 2017 period have been reclassified to conform to the current presentation. The effect of the reclassification decreased Transportation revenues and increased Other revenues by $6.4 million and $11.7 million for the three and six months ended June 30, 2017. Additionally, Storage, parking and lending (PAL) revenues are now reported combined. These reclassifications and combinations had no impact on Total operating revenues, Operating income or Net income. Net income for interim periods may not necessarily be indicative of results for the full year.

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

Effective January 1, 2018, the Partnership implemented ASC 606 using the modified retrospective method, without adjustment to the comparative period information, which remains reported under ASC 605. Upon implementation, the Partnership recorded a cumulative reduction to partners’ capital of $12.8 million resulting from two items: (i) contracts which had changes to rates during the service period without corresponding changes in service levels provided by the Partnership, with an offsetting increase to other liabilities of $6.4 million, and (ii) the de-recognition of excess fuel received from customers which elected to have fuel retained in-kind, with an offsetting decrease to current gas stored underground of $6.4 million. Upon the implementation of ASC 606, most retained fuel was not considered additional consideration included in the transaction price. As a result, retained fuel is recorded as a reduction to fuel and transportation expense and will be recognized as Other revenue upon the physical sale of natural gas, when under ASC 605, fuel retained was recognized as part of Transportation revenue. The Partnership elected to apply ASC 606 to contracts with customers, and applicable amendments, which were not completed prior to the implementation date.

The following table summarizes the effect on the Partnership’s condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018, (in millions) had ASC 606 not been implemented on January 1, 2018:

	As Reported June 30, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Balance Sheet:
Other current assets (gas stored underground)	$0.3	$3.6	$3.9
Gas stored underground	85.8	0.2	86.0
Other assets	138.7	(0.2)	138.5
Other liabilities	73.4	(7.6)	65.8
Partners' Capital	4,818.6	11.2	4,829.8

	As Reported For the Three Months Ended June 30, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Income Statement:
Transportation revenues	$248.5	$5.6	$254.1
Storage, parking and lending	21.6	0.1	21.7
Other	15.2	(4.3)	10.9
Total operating revenues	285.3	1.4	286.7
Fuel and transportation expense	4.1	4.2	8.3
Operating income	85.7	(2.8)	82.9
Net income	42.2	(2.8)	39.4

	As Reported For the Six Months Ended June 30, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Income Statement:
Transportation revenues	$547.0	$12.0	$559.0
Storage, parking and lending	46.7	0.2	46.9
Other	27.0	(4.6)	22.4
Total operating revenues	620.7	7.6	628.3
Fuel and transportation expense	8.5	9.2	17.7
Operating income	226.4	(1.6)	224.8
Net income	139.4	(1.6)	137.8

The implementation of ASC 606 had no impact on the total operating, financing or investing activities of the Partnership’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018.

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

Accounting Pronouncements Adopted in 2018 - Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which required entities to retroactively present the service cost component of net periodic postretirement benefit cost with other employee compensation costs in the income statement and present all other net periodic pension costs as a component of non-operating income. Effective January 1, 2018, the Partnership implemented ASU 2017-07 and reclassified $0.5 million and $1.0 million of other components of net periodic benefit cost for the three and six months ended June 30, 2017, which resulted in an increase to Miscellaneous other expense (income), net and Administrative and general expense in the Condensed Consolidated Statements of Income, with no impact on Net income.

Other Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which will require, among other things, the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The amendments are to be applied at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, however, early adoption is permitted. The Partnership is progressing with its project to evaluate the impact that ASU 2016-02 will have on its financial statements when implemented; however, no conclusions have been reached.

Note 3: Revenues

The Partnership operates in one reportable segment and contracts directly with producers of natural gas and with end-use customers, including local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Partnership's revenues disaggregated by type of service for the three and six months ended June 30, 2018 (in millions):

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues from Contracts with Customers
Firm Service (1)	$267.5	$586.4
Interruptible Service	7.8	17.3
Other revenues	5.8	8.5
Total revenues from contracts with customers	281.1	612.2

Other operating revenues(2)	4.2	8.5
Total Operating Revenues	$285.3	$620.7

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

Contract Balances

As of June 30, 2018, the Partnership had receivables recorded in Trade Receivables, contract assets recorded in Other current assets, and contract liabilities recorded in Other liabilities, from contracts with customers of $97.4 million, $11.4 million and $9.3 million. The contract asset is a result of the Partnership recognizing revenue related to a stand-ready performance obligation for transportation and storage services which will be invoiced per the contractual terms of the agreement, but within the next nine months.

Contract liabilities are expected to be recognized through 2026. Significant changes in the contract liabilities balances during the six months ended June 30, 2018, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2017	$1.9
Cumulative effect adjustment from the implementation of ASC 606	6.4
Revenues recognized that were included in the contract liability balance at the beginning of the period	(1.2)
Increases due to cash received, excluding amounts recognized as revenues during the period	2.2
Balance as of June 30, 2018	$9.3

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2018, as well as actual fixed fee revenues recognized for the fulfillment of performance obligations for the 2018 period for those same agreements. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Partnership’s customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Partnership has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to June 30, 2018, that will be recognized in future periods, such as recorded in contract liabilities.

	As of June 30, 2018 (in millions)
	2018 (1)	2019	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2018	$1,060.0	$1,010.0	$7,440.0	$9,510.0
Operating revenues which are fixed and determinable (operating leases)	13.5	18.0	227.5	259.0
Total projected operating revenues under committed firm agreements	$1,073.5	$1,028.0	$7,667.5	$9,769.0

(1)	For the 2018 period, $549.7 million represents actual fixed fee revenues recognized for the fulfillment of performance obligations during the six months ended June 30, 2018.

Note 4: Asset Disposition and Impairments

On May 9, 2017, the Partnership sold its Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $64.7 million, including customary adjustments. The Partnership recognized losses and impairment charges, reported within Total operating costs and expenses, of $47.1 million on the sale.

Note 5:  Gas and Liquids Stored Underground and Gas and NGLs Receivables and Payables

The operating subsidiaries of the Partnership provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under PAL services. Since the customers retain title to the gas held by the Partnership in providing these services, the Partnership does not record the related gas on its balance sheet.

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2018, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 14.7 trillion British thermal units (TBtu). Assuming an average market price during June 2018 of $2.81 per million British thermal unit, the market value of that gas was approximately $41.3 million. As of June 30, 2018, the amount of NGLs owed to the Partnership's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $0.1 million dollars. As of December 31, 2017, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.3 TBtu. As of December 31, 2017, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 6: Accumulated Other Comprehensive Income (AOCI) and Fair Value Measurements

AOCI

The Partnership had no outstanding derivatives at June 30, 2018, and December 31, 2017, but had $4.2 million and $5.0 million of AOCI related to cash flow hedges as of June 30, 2018, and December 31, 2017, which relate to settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $0.9 million of net losses from cash flow hedges reported in AOCI as of June 30, 2018, are expected to be reclassified into earnings within the next twelve months.

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at June 30, 2018, and December 31, 2017. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at June 30, 2018, and December 31, 2017. The carrying amount of the Partnership's variable-rate debt at June 30, 2018, and December 31, 2017, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, were as follows (in millions):

As of June 30, 2018			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8.5		$8.5	$—	$—	$8.5

Financial Liabilities
Long-term debt	$3,654.2	(1)	$—	$3,728.9	$—	$3,728.9

(1) The carrying amount of long-term debt excludes a $7.8 million long-term capital lease obligation and
$7.9 million of unamortized debt issuance costs.

As of December 31, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.6		$17.6	$—	$—	$17.6

Financial Liabilities
Long-term debt	$3,687.5	(1)	$—	$3,889.4	$—	$3,889.4

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

Mishal and Berger Litigation

On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, Plaintiffs) initiated a purported class action in the Court of Chancery of the State of Delaware (the Court) against the following defendants: the Partnership, Boardwalk GP, Boardwalk GP, LLC and BPHC (together, Defendants), regarding the potential exercise by Boardwalk GP of its Purchase Right.
On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the Proposed Settlement). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the general partner of Boardwalk GP, elected to cause Boardwalk GP to exercise the Purchase Right and gave notice of such election as provided in the Limited Partnership Agreement within a period specified by the Proposed Settlement. On June 29, 2018, Boardwalk GP elected to exercise the Purchase Right and gave notice within the period specified by the Proposed Settlement. On July 18, 2018, Boardwalk GP completed the purchase of the Common Units pursuant to the Purchase Right as further described in Note 1.

On September 27, 2018, the Court is scheduled to hold a settlement hearing to determine whether the Proposed Settlement should be approved and final judgment entered dismissing the action with prejudice, and extinguishing and releasing the claims as provided in the Proposed Settlement.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2018, were approximately $172.0 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Notes 4 and 10 of Part II, Item 8 of the Partnership’s 2017 Annual Report on Form 10-K.

Note 8:  Financing

Notes and Debentures

As of June 30, 2018, and December 31, 2017, the Partnership had notes and debentures outstanding of $3.1 billion and $3.3 billion with weighted-average interest rates of 5.17% and 5.18%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At June 30, 2018, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Issuance of Notes

The Partnership had no debt issuances for the six months ended June 30, 2018. During the six months ended June 30, 2017, the Partnership completed the following debt issuance (in millions, except interest rates):

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

Redemption of Notes

On June 1, 2018, the Partnership retired the Boardwalk Pipelines $185.0 million 5.20% notes at maturity with borrowings under its revolving credit facility.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of June 30, 2018, and December 31, 2017, were $535.0 million and $385.0 million, with weighted-average borrowing rates of 3.32% and 2.72%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of June 30, 2018. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

Registration Rights Agreement

The Partnership had previously entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership agreed to register the resale of up to 27.9 million Common Units by BPHC and to reimburse BPHC up to a maximum amount of $0.914 per Common Unit for underwriting discounts and commissions. As of December 31, 2017, the Partnership had a $16.0 million accrued liability for future underwriting discounts and commissions that would be reimbursed to BPHC. However, due to the purchase of the Transaction Units by Boardwalk GP described in Note 1, the $16.0 million liability was reversed as of June 30, 2018, with an offsetting adjustment to partner's capital.

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

Note 9:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2018 and 2017, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Service cost	$0.9	$0.9	$0.1	$—
Interest cost	1.1	1.1	0.3	0.4
Expected return on plan assets	(2.0)	(2.0)	(1.2)	(1.1)
Amortization of unrecognized net loss	0.4	0.5	—	—
Settlement charge	1.6	0.6	—	—
Net periodic benefit cost	$2.0	$1.1	$(0.8)	$(0.7)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2018 and 2017, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$1.8	$1.8	$0.1	$0.1
Interest cost	2.2	2.3	0.7	0.8
Expected return on plan assets	(4.0)	(3.9)	(2.3)	(2.2)
Amortization of unrecognized net loss	0.8	0.9	—	—
Settlement charge	2.2	1.1	—	—
Net periodic benefit cost	$3.0	$2.2	$(1.5)	$(1.3)

The components of net periodic benefit cost, other than the service cost component, are included in Miscellaneous other expense (income), net and the service cost component is included in Administrative and general on the Condensed Consolidated Statements of Income.

Through the date of this filing, the Partnership has made no contributions to the defined benefit pension plan in 2018, but expects to fund $3.0 million in 2018.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.5 million and $2.7 million for the three months ended June 30, 2018 and 2017, and $5.3 million and $5.4 million for the six months ended June 30, 2018 and 2017.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, and $3.0 million and $3.3 million for the six months ended June 30, 2018 and 2017.

Distributions paid related to limited partner units held by BPHC and the 2% general partner interest held by Boardwalk GP were $13.0 million for the three months ended June 30, 2018 and 2017, and $26.1 million for the six months ended June 30, 2018 and 2017.

As described in Note 1, Boardwalk GP purchased the Partnership’s outstanding Common Units not already owned by Boardwalk GP or its affiliates on July 18, 2018. As a result of this transaction, the Partnership became an indirect and direct wholly-owned subsidiary of BPHC as of July 18, 2018.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Interest (net of amount capitalized)	$83.0	$82.4
Non-cash adjustments:
Accounts payable and property, plant and equipment	58.9	90.0

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at June 30, 2018, and December 31, 2017. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of June 30, 2018
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$1.1	$7.4	$—	$8.5
Receivables	—	—	126.0	—	126.0
Receivables - affiliate	—	—	6.7	(6.7)	—
Prepayments	0.3	—	22.4	—	22.7
Advances to affiliates	—	19.0	2.2	(21.2)	—
Other current assets	—	—	16.4	(2.3)	14.1
Total current assets	0.3	20.1	181.1	(30.2)	171.3
Investment in consolidated subsidiaries	2,769.5	6,670.3	—	(9,439.8)	—
Property, plant and equipment, gross	0.6	—	11,095.2	—	11,095.8
Less–accumulated depreciation and amortization	0.6	—	2,778.6	—	2,779.2
Property, plant and equipment, net	—	—	8,316.6	—	8,316.6
Advances to affiliates – noncurrent	2,050.8	842.6	410.4	(3,303.8)	—
Other noncurrent assets	0.4	2.7	458.5	0.3	461.9
Total other assets	2,051.2	845.3	868.9	(3,303.5)	461.9

Total Assets	$4,821.0	$7,535.7	$9,366.6	$(12,773.5)	$8,949.8

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$85.0	$—	$85.6
Payable to affiliates	1.6	—	6.7	(6.7)	1.6
Advances from affiliates	—	2.2	19.0	(21.2)	—
Other current liabilities	0.1	24.2	154.5	(2.0)	176.8
Total current liabilities	2.2	26.5	265.2	(29.9)	264.0
Long-term debt and capital lease obligation	—	2,278.5	1,375.6	—	3,654.1
Advances from affiliates - noncurrent	—	2,461.2	842.6	(3,303.8)	—
Other noncurrent liabilities	0.2	—	212.9	—	213.1
Total other liabilities and deferred credits	0.2	2,461.2	1,055.5	(3,303.8)	213.1
Total partners' capital	4,818.6	2,769.5	6,670.3	(9,439.8)	4,818.6

Total Liabilities and Partners' Capital	$4,821.0	$7,535.7	$9,366.6	$(12,773.5)	$8,949.8

Condensed Consolidating Balance Sheets as of December 31, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$4.6	$12.7	$—	$17.6
Receivables	—	—	133.4	—	133.4
Receivables - affiliate	—	—	7.0	(7.0)	—
Prepayments	0.1	—	17.8	—	17.9
Advances to affiliates	—	—	2.3	(2.3)	—
Other current assets	—	—	13.5	(1.8)	11.7
Total current assets	0.4	4.6	186.7	(11.1)	180.6
Investment in consolidated subsidiaries	2,672.3	6,676.7	—	(9,349.0)	—
Property, plant and equipment, gross	0.6	—	10,883.0	—	10,883.6
Less–accumulated depreciation and amortization	0.6	—	2,620.5	—	2,621.1
Property, plant and equipment, net	—	—	8,262.5	—	8,262.5
Advances to affiliates – noncurrent	2,070.1	923.7	376.5	(3,370.3)	—
Other noncurrent assets	—	3.3	460.5	(0.3)	463.5
Total other assets	2,070.1	927.0	837.0	(3,370.6)	463.5

Total Assets	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$87.3	$—	$87.9
Payable to affiliates	1.5	—	7.0	(7.0)	1.5
Advances from affiliates	—	2.3	—	(2.3)	—
Other current liabilities	—	25.2	167.9	(2.1)	191.0
Total current liabilities	2.0	27.6	262.2	(11.4)	280.4
Long-term debt and capital lease obligation	—	2,461.8	1,225.0	—	3,686.8
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,446.6	923.7	(3,370.3)	—
Other noncurrent liabilities	—	—	198.6	—	198.6
Total other liabilities and deferred credits	16.0	2,446.6	1,122.3	(3,370.3)	214.6
Total partners' capital	4,724.8	2,672.3	6,676.7	(9,349.0)	4,724.8

Total Liabilities and Partners' Capital	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$268.9	$(20.4)	$248.5
Storage, parking and lending	—	—	21.6	—	21.6
Other	—	—	15.2	—	15.2
Total operating revenues	—	—	305.7	(20.4)	285.3

Operating Costs and Expenses:
Fuel and transportation	—	—	24.5	(20.4)	4.1
Operation and maintenance	—	—	50.9	—	50.9
Administrative and general	(0.1)	—	35.8	—	35.7
Other operating costs and expenses	0.2	—	108.7	—	108.9
Total operating costs and expenses	0.1	—	219.9	(20.4)	199.6
Operating (loss) income	(0.1)	—	85.8	—	85.7

Other Deductions (Income):
Interest expense	—	30.7	12.6	—	43.3
Interest (income) expense - affiliates, net	(17.5)	13.3	4.2	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(24.8)	(68.8)	—	93.6	—
Miscellaneous other expense, net	—	—	0.2	—	0.2
Total other (income) deductions	(42.3)	(24.8)	16.9	93.6	43.4

Income (loss) before income taxes	42.2	24.8	68.9	(93.6)	42.3
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$42.2	$24.8	$68.8	$(93.6)	$42.2

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$294.2	$(21.9)	$272.3
Storage, parking and lending	—	—	28.0	(0.2)	27.8
Other	—	—	17.5	—	17.5
Total operating revenues	—	—	339.7	(22.1)	317.6

Operating Costs and Expenses:
Fuel and transportation	—	—	36.6	(22.1)	14.5
Operation and maintenance	—	—	51.6	—	51.6
Administrative and general	—	—	34.7	—	34.7
Other operating costs and expenses	—	—	150.1	—	150.1
Total operating costs and expenses	—	—	273.0	(22.1)	250.9
Operating income	—	—	66.7	—	66.7

Other Deductions (Income):
Interest expense	—	32.4	11.5	—	43.9
Interest (income) expense - affiliates, net	(11.4)	10.0	1.4	—	—
Interest income	—	(0.1)	(0.1)	—	(0.2)
Equity in earnings of subsidiaries	(12.3)	(54.6)	—	66.9	—
Miscellaneous other income, net	—	—	(1.1)	—	(1.1)
Total other (income) deductions	(23.7)	(12.3)	11.7	66.9	42.6

Income (loss) before income taxes	23.7	12.3	55.0	(66.9)	24.1
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$23.7	$12.3	$54.6	$(66.9)	$23.7

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$588.2	$(41.2)	$547.0
Storage, parking and lending	—	—	47.0	(0.3)	46.7
Other	—	—	27.0	—	27.0
Total operating revenues	—	—	662.2	(41.5)	620.7

Operating Costs and Expenses:
Fuel and transportation	—	—	50.0	(41.5)	8.5
Operation and maintenance	—	—	97.3	—	97.3
Administrative and general	(0.1)	—	67.9	—	67.8
Other operating costs and expenses	0.2	—	220.5	—	220.7
Total operating costs and expenses	0.1	—	435.7	(41.5)	394.3
Operating (loss) income	(0.1)	—	226.5	—	226.4

Other Deductions (Income):
Interest expense	—	62.6	24.8	—	87.4
Interest (income) expense - affiliates, net	(31.8)	24.1	7.7	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(107.7)	(194.4)	—	302.1	—
Miscellaneous other income, net	—	—	(0.6)	—	(0.6)
Total other (income) deductions	(139.5)	(107.7)	31.8	302.1	86.7

Income (loss) before income taxes	139.4	107.7	194.7	(302.1)	139.7
Income taxes	—	—	0.3	—	0.3
Net income (loss)	$139.4	$107.7	$194.4	$(302.1)	$139.4

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$629.4	$(43.8)	$585.6
Storage, parking and lending	—	—	56.8	(0.2)	56.6
Other	—	—	42.4	—	42.4
Total operating revenues	—	—	728.6	(44.0)	684.6

Operating Costs and Expenses:
Fuel and transportation	—	—	77.7	(44.0)	33.7
Operation and maintenance	—	—	92.0	—	92.0
Administrative and general	—	—	69.8	—	69.8
Other operating costs and expenses	0.1	—	258.0	—	258.1
Total operating costs and expenses	0.1	—	497.5	(44.0)	453.6
Operating (loss) income	(0.1)	—	231.1	—	231.0

Other Deductions (Income):
Interest expense	—	65.4	24.7	—	90.1
Interest (income) expense - affiliates, net	(22.2)	19.1	3.1	—	—
Interest income	—	(0.2)	(0.1)	—	(0.3)
Equity in earnings of subsidiaries	(120.9)	(205.2)	—	326.1	—
Miscellaneous other income, net	—	—	(2.4)	—	(2.4)
Total other (income) deductions	(143.1)	(120.9)	25.3	326.1	87.4

Income (loss) before income taxes	143.0	120.9	205.8	(326.1)	143.6
Income taxes	—	—	0.6	—	0.6
Net income (loss)	$143.0	$120.9	$205.2	$(326.1)	$143.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$42.2	$24.8	$68.8	$(93.6)	$42.2
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.2	0.2	(0.4)	0.2
Pension and other postretirement benefit costs	1.2	1.2	1.2	(2.4)	1.2
Total Comprehensive Income (Loss)	$43.6	$26.2	$70.2	$(96.4)	$43.6

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$23.7	$12.3	$54.6	$(66.9)	$23.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.1	(0.7)	0.6
Pension and other postretirement benefit costs	0.4	0.4	0.4	(0.8)	0.4
Total Comprehensive Income (Loss)	$24.7	$13.3	$55.1	$(68.4)	$24.7

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$139.4	$107.7	$194.4	$(302.1)	$139.4
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.8	0.8	0.4	(1.2)	0.8
Pension and other postretirement benefit costs	1.5	1.5	1.5	(3.0)	1.5
Total Comprehensive Income (Loss)	$141.7	$110.0	$196.3	$(306.3)	$141.7

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$143.0	$120.9	$205.2	$(326.1)	$143.0
Other comprehensive income (loss):
(Loss) gain on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	1.3	1.3	0.3	(1.6)	1.3
Pension and other postretirement benefit costs	0.7	0.7	0.7	(1.4)	0.7
Total Comprehensive Income (Loss)	$143.5	$121.4	$206.2	$(327.6)	$143.5

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$31.4	$(85.1)	$359.2	$—	$305.5

INVESTING ACTIVITIES:
Capital expenditures	—	—	(228.9)	—	(228.9)
Proceeds from sale of operating assets	—	—	0.6	—	0.6
Advances to affiliates, net	19.3	62.1	(223.8)	142.4	—
Net cash provided by (used in) investing activities	19.3	62.1	(452.1)	142.4	(228.3)

FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	—	(185.0)	—	—	(185.0)
Proceeds from borrowings on revolving credit agreement	—	—	365.0	—	365.0
Repayment of borrowings on revolving credit agreement	—	—	(215.0)	—	(215.0)
Principal payment of capital lease obligation	—	—	(0.3)	—	(0.3)
Advances from affiliates, net	0.1	204.5	(62.1)	(142.4)	0.1
Distributions paid	(51.1)	—	—	—	(51.1)
Net cash (used in) provided by financing activities	(51.0)	19.5	87.6	(142.4)	(86.3)

Decrease in cash and cash equivalents	(0.3)	(3.5)	(5.3)	—	(9.1)
Cash and cash equivalents at beginning of period	0.3	4.6	12.7	—	17.6
Cash and cash equivalents at end of period	$—	$1.1	$7.4	$—	$8.5

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$21.4	$(79.3)	$405.8	$—	$347.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(302.8)	—	(302.8)
Proceeds from sale of operating assets	—	—	64.8	—	64.8
Advances to affiliates, net	29.7	(3.2)	8.6	(35.1)	—
Net cash provided by (used in) investing activities	29.7	(3.2)	(229.4)	(35.1)	(238.0)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	—	—	(300.0)
Proceeds from borrowings on revolving credit agreement	—	—	160.0	—	160.0
Repayment of borrowings on revolving credit agreement	—	—	(340.0)	—	(340.0)
Principal payment of capital lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	0.1	(38.3)	3.2	35.1	0.1
Distributions paid	(51.1)	—	—	—	(51.1)
Net cash (used in) provided by financing activities	(51.0)	155.7	(177.0)	35.1	(37.2)

Increase (decrease) in cash and cash equivalents	0.1	73.2	(0.6)	—	72.7
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.7	$75.0	$1.6	$—	$77.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), and our Risk Factors contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

As of June 30, 2018, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation, owned 125.6 million of our common units representing limited partner interests in us (Common Units), and, through Boardwalk GP, LP (Boardwalk GP), an indirect wholly-owned subsidiary of BPHC, held our 2% general partner interest and all of our incentive distribution rights. On June 29, 2018, Boardwalk GP announced that it elected to exercise its right pursuant to Section 15.1(b) of our Third Amended and Restated Agreement of Limited Partnership, as amended (the Limited Partnership Agreement) to purchase all of our issued and outstanding Common Units not already owned by Boardwalk GP or its affiliates (Transaction Units) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion in the aggregate. On July 18, 2018, Boardwalk GP purchased the Transaction Units. As a result of this transaction, we filed a Form 25 with the Securities and Exchange Commission to voluntarily withdraw the Common Units from listing on the New York Stock Exchange and from registration under Section 12(b) of the Securities Exchange Act of 1934.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended June 30, 2018, approximately 88% of our revenues, excluding retained fuel, were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $9.8 billion from fixed fees under committed firm agreements in place as of June 30, 2018, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $900.0 million from the comparable amount at December 31, 2017, from contracts entered into during 2018. The table shown under Performance Obligations in Note 3 to the Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, contains information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts shown in the Note 3 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The amounts shown in the Note 3 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to June 30, 2018.

Contract renewals

Each year a portion of our firm transportation and storage agreements expire. Demand for firm service is primarily based on market conditions which can vary across our pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from our growth projects. We focus our marketing efforts on enhancing the value of the capacity that is up for renewal and work with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of our available capacity to be lower than our long-term view of the capacity, we may seek to shorten contract terms until market perception improves. For a discussion of recontracting risks associated with our transportation revenues, refer to our 2017 Annual Report on Form 10-K, Part I, Item 1A. Risk Factors - We may not be able to replace expiring natural gas transportation contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to market conditions.

FERC Matters

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, the FERC addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. On July 19, 2018, the FERC rejected all of the requests for rehearing on the Revised Policy Statement.

Included in the March 15, 2018, issuances was a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. On July 19, 2018, the FERC issued its final order on the NOPR, which requires all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. Customers will be provided an opportunity to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of our customers to challenge a pipeline’s informational filings which could lead to challenges to a pipeline's currently effective maximum applicable rates pursuant to Section 5 of the Natural Gas Act (NGA).

The NOPR requires that each FERC-regulated natural gas pipeline will select one of four options when it makes its informational filing: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action beyond submitting the informational filing. For purposes of the informational filing, we will be allowed to include an income tax component in our cost-of-service calculation.

The FERC also issued a Notice of Inquiry (NOI) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. Comments were filed on May 21, 2018, on whether and how the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. While the NOI is still pending, the FERC in the final order on the NOPR provided guidance that any actions taken in the NOI will be applied prospectively and pipelines should follow existing FERC precedent during the interim period.

Even without action on the NOPR or NOI, the FERC and/or our customers may challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

On April 18, 2018, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that has been used in the determination of whether to grant certificates of public convenience and necessity for new pipeline projects. In its NOI, the FERC seeks comments from the industry on whether, and if so how, the FERC should revise its approach under its currently effective Policy Statement on the certification of new natural gas facilities. We have submitted comments in this proceeding. We do not expect that any change in this policy would affect us in a materially different manner than any other interstate natural gas pipeline company operating in the U.S.

Results of Operations

Effective January 1, 2018, we implemented the new revenue recognition standard, which did not have a material effect on our net operating revenues, operating or net income. Refer to Note 2, Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

On May 9, 2017, we sold our Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $64.7 million, including customary adjustments. We recognized losses and impairment charges of $47.1 million on the sale, reported within Total operating costs and expenses for the six months ended June 30, 2017.

In 2017, we executed agreements for capacity on our Fayetteville and Greenville Laterals with Southwestern Energy Company (Southwestern). These agreements reduced contracted volumes on our Fayetteville Lateral for the remaining contract term, but also provided longer term revenue generation by adding ten years of firm transportation service commitments and offered potential additional commodity fee revenue from a volume commitment. This contract restructuring will result in a reduction of firm transportation reservation revenues of approximately $63.0 million from 2018 to 2020, including a $44.0 million reduction in 2018. Refer to Part II, Item 7 of our 2017 Annual Report on Form 10-K, for further discussion of the Southwestern contract restructuring.

For the Six Months Ended June 30, 2018 and 2017

Our net income for the six months ended June 30, 2018, decreased $3.6 million, or 3%, to $139.4 million compared to $143.0 million for the six months ended June 30, 2017, primarily due to the factors discussed below.

Operating revenues for the six months ended June 30, 2018, decreased $63.9 million, or 9%, to $620.7 million, compared to $684.6 million for the six months ended June 30, 2017. Excluding the net effect of the items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $38.7 million, or 6%. The decrease was driven by a decrease in transportation revenues of $23.6 million, which resulted primarily from contract restructuring, partially offset by the colder winter weather, and a decrease in storage, parking and lending revenues of $9.9 million from unfavorable market conditions.

Operating costs and expenses for the six months ended June 30, 2018, decreased $59.3 million, or 13%, to $394.3 million, compared to $453.6 million for the six months ended June 30, 2017. Excluding items offset in operating revenues and the $47.1 million loss on the sale of Flag City assets in 2017, operating costs and expenses increased $13.0 million, or 3% when compared to the comparable period in 2017. The operating expense increase was primarily due to an increased asset base from recently completed growth projects and the timing of maintenance activities.

Total other deductions for the six months ended June 30, 2018, decreased $0.7 million, or less than 1%, to $86.7 million compared to $87.4 million for the 2017 period.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility, Subordinated Loan Agreement with BPHC and our cash flows from operating activities, will be adequate to fund our operations for 2018.

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2018 and 2017, were $49.8 million and $44.4 million. Growth capital expenditures were $179.1 million and $258.4 million for the six months ended June 30, 2018 and 2017.

Contractual Obligations

Our principal debt obligations at June 30, 2018, and December 31, 2017, were $3.7 billion. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 in Part II, Item 8 of our 2017 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $42.4 million to $305.5 million for the six months ended June 30, 2018, compared to $347.9 million for the comparable 2017 period primarily due to the change in net income, excluding the effects of non-cash items such as depreciation, amortization and the loss on the sale of operating assets.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $9.7 million to $228.3 million for the six months ended June 30, 2018, compared to $238.0 million for the comparable 2017 period. The decrease was driven by a decrease in capital spending related to our growth projects of $73.9 million, offset by a decrease from the proceeds received in 2017 from the sale of the Flag City processing plant and related assets of $64.7 million.

Changes in cash flow from financing activities

Net cash used in financing activities increased $49.1 million to $86.3 million for the six months ended June 30, 2018, compared to $37.2 million for the comparable 2017 period. The increase resulted primarily from the proceeds received from the 2017 issuance of long-term debt, partially offset by increased repayments of debt in 2017.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Refer to Part II, Item 1A. of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and Part I, Item 1A. and Part II, Item 7 of our 2017 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2017 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and our 2017 Annual Report on Form 10-K, include a detailed discussion of certain risk factors facing us. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and Part I, Item 1A. of our 2017 Annual Report on Form 10-K.

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

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, the FERC addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. On July 19, 2018, the FERC rejected all of the requests for rehearing on the Revised Policy Statement.

Included in the March 15, 2018, issuances was a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. On July 19, 2018, the FERC issued its final order on the NOPR, which requires all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. Customers will be provided an opportunity to protest or comment on each pipeline’s informational filing. This proposed procedure may encourage the FERC or one or more of our customers to challenge a pipeline’s informational filings which could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the NGA.

The NOPR requires that each FERC-regulated natural gas pipeline will select one of four options when it makes its informational filing: file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action beyond submitting the informational filing. For purposes of the informational filing, we will be allowed to include an income tax component in our cost-of-service calculation.

The FERC also issued a Notice of Inquiry (NOI) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC jurisdictional rates. Comments were filed on May 21, 2018, on whether and how the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. While the NOI is still pending, the FERC in the final order on the NOPR provided guidance that any actions taken in the NOI will be applied prospectively and pipelines should follow existing FERC precedent during the interim period.

Even without action on the NOPR or NOI, the FERC and/or our customers may challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

On April 18, 2018, the FERC announced it will review its 1999 Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities that has been used in the determination of whether to grant certificates of public convenience and necessity for new pipeline projects. In its NOI, the FERC seeks comments from the industry on whether, and if so how, the FERC should revise its approach under its currently effective Policy Statement on the certification of new natural gas facilities. We have submitted comments in this proceeding. We do not expect that any change in this policy would affect us in a materially different manner than any other interstate natural gas pipeline company operating in the U.S.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
July 30, 2018	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)