Form 10-Q
period 2018-09-30
Boardwalk Pipeline Partners, LP
filed 2018-11-05
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2018

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$27.0	$17.6
Receivables:
Trade, net	89.4	116.8
Other	32.9	16.6
Gas transportation receivables	8.3	4.6
Costs recoverable from customers	11.1	—
Prepayments	25.9	17.9
Other current assets	0.9	7.1
Total current assets	195.5	180.6

Property, Plant and Equipment:
Natural gas transmission and other plant	10,952.6	10,467.1
Construction work in progress	258.9	416.5
Property, plant and equipment, gross	11,211.5	10,883.6
Less—accumulated depreciation and amortization	2,863.3	2,621.1
Property, plant and equipment, net	8,348.2	8,262.5

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	81.7	86.3
Other	138.5	139.8
Total other assets	457.6	463.5

Total Assets	$9,001.3	$8,906.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2018	December 31, 2017
Current Liabilities:
Payables:
Trade	$65.4	$76.0
Affiliates	1.6	1.5
Other	18.3	11.9
Gas payables	8.2	5.7
Accrued taxes, other	76.4	57.1
Accrued interest	36.6	37.9
Accrued payroll and employee benefits	27.9	33.7
Construction retainage	17.6	32.4
Deferred income	0.9	1.9
Other current liabilities	19.9	22.3
Total current liabilities	272.8	280.4

Long-term debt and capital lease obligation	3,675.2	3,686.8

Other Liabilities and Deferred Credits:
Pension liability	19.0	21.8
Asset retirement obligation	57.1	46.0
Provision for other asset retirement	70.2	65.8
Payable to affiliate	—	16.0
Other	76.0	65.0
Total other liabilities and deferred credits	222.3	214.6

Commitments and Contingencies

Partners’ Capital:
Common units - 250.3 million units issued and outstanding December 31, 2017	—	4,713.1
General partner	—	92.7
Partners' capital	4,909.6	—
Accumulated other comprehensive loss	(78.6)	(81.0)
Total partners’ capital	4,831.0	4,724.8
Total Liabilities and Partners' Capital	$9,001.3	$8,906.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Transportation	$245.8	$266.4	$792.8	$852.0
Storage, parking and lending	21.1	23.2	67.8	79.8
Other	11.0	10.9	38.0	53.3
Total operating revenues	277.9	300.5	898.6	985.1

Operating Costs and Expenses:
Fuel and transportation	3.5	9.0	12.0	42.7
Operation and maintenance	46.9	49.0	144.2	141.0
Administrative and general	32.8	27.1	100.6	96.9
Depreciation and amortization	88.9	80.6	256.6	241.4
(Gain) loss on sale of assets and impairments	(0.2)	—	(0.7)	47.1
Taxes other than income taxes	25.2	24.8	78.7	75.0
Total operating costs and expenses	197.1	190.5	591.4	644.1

Operating income	80.8	110.0	307.2	341.0

Other Deductions (Income):
Interest expense	43.5	41.0	130.9	131.1
Interest income	—	—	(0.1)	(0.3)
Miscellaneous other income, net	(0.7)	(1.1)	(1.3)	(3.5)
Total other deductions	42.8	39.9	129.5	127.3

Income before income taxes	38.0	70.1	177.7	213.7

Income taxes	0.1	0.3	0.4	0.9

Net income	$37.9	$69.8	$177.3	$212.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$37.9	$69.8	$177.3	$212.8
Other comprehensive income (loss):
Loss on cash flow hedge	—	—	—	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.6	1.0	1.9
Pension and other postretirement benefit costs	(0.1)	0.1	1.4	0.8
Total Comprehensive Income	$38.0	$70.5	$179.7	$214.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
OPERATING ACTIVITIES:	2018	2017
Net income	$177.3	$212.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	256.6	241.4
Amortization of deferred costs and other	8.8	4.9
(Gain) loss on sale of assets and impairments	(0.7)	47.1
Changes in operating assets and liabilities:
Trade and other receivables	10.9	31.2
Gas receivables and storage assets	0.6	(1.3)
Costs recoverable from customers	(11.1)	3.0
Other assets	(7.9)	(4.4)
Trade and other payables	2.6	(22.0)
Gas payables	1.2	(5.4)
Accrued liabilities	16.0	9.5
Other liabilities	1.0	(13.6)
Net cash provided by operating activities	455.3	503.2

INVESTING ACTIVITIES:
Capital expenditures	(354.8)	(496.0)
Proceeds from sale of operating assets	0.9	63.7
Net cash used in investing activities	(353.9)	(432.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0
Repayment of borrowings from long-term debt	(185.0)	(575.0)
Proceeds from borrowings on revolving credit agreement	525.0	505.0
Repayment of borrowings on revolving credit agreement	(355.0)	(400.0)
Principal payment of capital lease obligation	(0.4)	(0.3)
Advances from affiliates	0.1	0.1
Distributions paid	(76.7)	(76.7)
Net cash used in financing activities	(92.0)	(52.9)
Increase in cash and cash equivalents	9.4	18.0
Cash and cash equivalents at beginning of period	17.6	4.6
Cash and cash equivalents at end of period	$27.0	$22.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Partners' Capital	Accumulated Other Comp Income (Loss)	Total Partners' Capital
Balance December 31, 2016	$4,522.2	$88.8	$—	$(80.1)	$4,530.9
Add (deduct):
Net income	208.6	4.2	—	—	212.8
Distributions paid	(75.2)	(1.5)	—	—	(76.7)
Other comprehensive income, net of tax	—	—	—	1.2	1.2
Balance September 30, 2017	$4,655.6	$91.5	$—	$(78.9)	$4,668.2

Balance December 31, 2017	$4,713.1	$92.7	$—	$(81.0)	$4,724.8
Add (deduct):
Cumulative effect adjustment from the implementation of ASC 606	(12.6)	(0.2)	—	—	(12.8)
Adjustment related to registration rights agreement	16.0	—	—	—	16.0
Net income	136.6	2.8	37.9	—	177.3
Distributions paid	(50.1)	(1.0)	(25.6)	—	(76.7)
Other comprehensive income, net of tax	—	—	—	2.4	2.4
General Partner purchase of common units and conversion to partnership interests	(4,803.0)	(94.3)	4,897.3	—	—
Balance September 30, 2018	$—	$—	$4,909.6	$(78.6)	$4,831.0

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

On June 29, 2018, Boardwalk GP, LP (Boardwalk GP) announced that it elected to exercise its right pursuant to Section 15.1(b) of the Partnership’s Third Amended and Restated Agreement of Limited Partnership, as amended (the Limited Partnership Agreement) to purchase all of the issued and outstanding common units representing limited partner interests in the Partnership (Common Units) not already owned by Boardwalk GP or its affiliates (Transaction Units) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion in the aggregate (Purchase Right). On July 18, 2018, Boardwalk GP purchased the Transaction Units. As a result of this transaction, the Partnership filed a Form 25 with the Securities and Exchange Commission (SEC) to voluntarily withdraw the Common Units from listing on the New York Stock Exchange (NYSE) and from registration under Section 12(b) of the Securities Exchange Act of 1934 and also deregistered all of its Common Units and related equity-like securities which were authorized for sale under its effective registration statements. Subsequently, the Limited Partnership Agreement was amended which converted the Partnership's Common Units to common unit equivalents in the form of partnership interests. The Partnership’s Common Units were traded on the NYSE through July 17, 2018, under the symbol “BWP”. As of September 30, 2018, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Partnership’s capital.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2018, and December 31, 2017, and its results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and changes in cash flows and changes in partners' capital for the nine months ended September 30, 2018 and 2017. Reference is made to the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8 of the Partnership's 2017 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements, except for the changes described in Note 2 below.

Certain amounts reported within Total operating revenues for the 2017 period have been reclassified to conform to the current presentation as a result of changes in accounting policies from the implementation of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which was codified in Accounting Standards Codification (ASC) Topic 606 (ASC 606) further described below. The effect of the reclassification decreased Transportation revenues and increased Other revenues by $6.5 million and $18.2 million for the three and nine months ended September 30, 2017. Additionally, Storage, parking and lending (PAL) revenues are now reported combined. These reclassifications and combinations had no impact on Total operating revenues, Operating income or Net income. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Accounting Policies

Accounting Pronouncements Adopted in 2018 - Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606. ASC 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (ASC 605), and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

The following table summarizes the effect on the Partnership’s condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018, (in millions) had ASC 606 not been implemented on January 1, 2018:

	As Reported September 30, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Balance Sheet:
Other current assets (gas stored underground)	$0.4	$4.0	$4.4
Gas stored underground	81.7	0.3	82.0
Other assets	138.5	(0.1)	138.4
Other liabilities	76.0	(8.1)	67.9
Partners' Capital	4,831.0	12.2	4,843.2

	As Reported For the Three Months Ended September 30, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Income Statement:
Transportation	$245.8	$5.5	$251.3
Storage, parking and lending	21.1	0.1	21.2
Other	11.0	0.1	11.1
Total operating revenues	277.9	5.7	283.6
Fuel and transportation expense	3.5	4.6	8.1
Operating income	80.8	1.0	81.8
Net income	37.9	1.0	38.9

	As Reported For the Nine Months Ended September 30, 2018	Adjustments	Balance as if ASC 605 was in effect
Condensed Consolidated Income Statement:
Transportation	$792.8	$17.5	$810.3
Storage, parking and lending	67.8	0.3	68.1
Other	38.0	(4.5)	33.5
Total operating revenues	898.6	13.3	911.9
Fuel and transportation expense	12.0	13.8	25.8
Operating income	307.2	(0.6)	306.6
Net income	177.3	(0.6)	176.7

The implementation of ASC 606 had no impact on the total operating, financing or investing activities of the Partnership’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018.

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

Accounting Pronouncements Adopted in 2018 - Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which required entities to retroactively present the service cost component of net periodic postretirement benefit cost with other employee compensation costs in the income statement and present all other net periodic pension costs as a component of non-operating income. Effective January 1, 2018, the Partnership implemented ASU 2017-07 and reclassified $0.8 million and $1.8 million of other components of net periodic benefit cost for the three and nine months ended September 30, 2017, which resulted in an increase to Miscellaneous other income, net and Administrative and general expense in the Condensed Consolidated Statements of Income, with no impact on Net income.

Other Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which will require, among other things, the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The amendments are to be applied at the beginning of the earliest period presented using a modified retrospective approach, but include an elective transition method that allows entities to initially apply the updated guidance as of the adoption date. The Partnership has elected to apply this elective transition method. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Partnership is progressing with its project to evaluate the impact that ASU 2016-02 will have on its financial statements when implemented. ASU 2016-02 contains a practical expedient package, under which all criteria must be applied to all of its leases. The practical expedient package allows an entity to (i) not reassess whether expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases. The Partnership has elected to apply the practical expedient package to all of its leases.

Note 3: Revenues

The Partnership operates in one reportable segment and contracts directly with producers of natural gas and with end-use customers, including local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Partnership's revenues disaggregated by type of service for the three and nine months ended September 30, 2018 (in millions):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues from Contracts with Customers
Firm Service (1)	$264.5	$850.9
Interruptible Service	7.7	25.0
Other revenues	1.2	9.7
Total revenues from contracts with customers	273.4	885.6

Other operating revenues(2)	4.5	13.0
Total Operating Revenues	$277.9	$898.6

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

Contract Balances

As of September 30, 2018, the Partnership had receivables recorded in Trade Receivables, contract assets recorded in Other current assets, and contract liabilities recorded in Other liabilities, from contracts with customers of $89.4 million, $17.1 million and $9.1 million. The contract asset is a result of the Partnership recognizing revenue related to a stand-ready performance obligation for transportation and storage services which will be invoiced per the contractual terms of the agreement, but within the next nine months.

Contract liabilities are expected to be recognized through 2026. Significant changes in the contract liabilities balances during the nine months ended September 30, 2018, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2017	$1.9
Cumulative effect adjustment from the implementation of ASC 606	6.4
Revenues recognized that were included in the contract liability balance at the beginning of the period	(2.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	3.1
Balance as of September 30, 2018	$9.1

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2018, as well as actual fixed fee revenues recognized for the fulfillment of performance obligations for the 2018 period for those same agreements. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Partnership’s customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Partnership has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to September 30, 2018, that will be recognized in future periods, such as recorded in contract liabilities.

	As of September 30, 2018 (in millions)
	2018 (1)	2019	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2018	$1,065.0	$1,038.0	$7,630.0	$9,733.0
Operating revenues which are fixed and determinable (operating leases)	13.5	18.0	230.5	262.0
Total projected operating revenues under committed firm agreements	$1,078.5	$1,056.0	$7,860.5	$9,995.0

(1)	For the 2018 period, $797.0 million represents actual fixed fee revenues recognized for the fulfillment of performance obligations during the nine months ended September 30, 2018.

Note 4: Asset Disposition and Impairments

In May 2017, the Partnership sold its Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $63.6 million, including customary adjustments. The Partnership recognized losses and impairment charges, reported within Total operating costs and expenses, of $47.1 million on the sale.

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of September 30, 2018, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.9 trillion British thermal units (TBtu). Assuming an average market price during September 2018 of $2.83 per million British thermal unit, the market value of that gas was approximately $22.4 million. As of September 30, 2018, the amount of NGLs owed to the Partnership's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $1.1 million dollars. As of December 31, 2017, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.3 TBtu. As of December 31, 2017, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 6: Accumulated Other Comprehensive Income (AOCI) and Fair Value Measurements

AOCI

The Partnership had no outstanding derivatives at September 30, 2018, and December 31, 2017, but had $4.0 million and $5.0 million of AOCI related to cash flow hedges as of September 30, 2018, and December 31, 2017, which relate to settled treasury rate locks that are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt. The Partnership estimates that approximately $0.9 million of net losses from cash flow hedges reported in AOCI as of September 30, 2018, are expected to be reclassified into earnings within the next twelve months.

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

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at September 30, 2018, and December 31, 2017. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2018, and December 31, 2017. The carrying amount of the Partnership's variable-rate debt at September 30, 2018, and December 31, 2017, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, were as follows (in millions):

As of September 30, 2018			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27.0		$27.0	$—	$—	$27.0

Financial Liabilities
Long-term debt	$3,675.1	(1)	$—	$3,731.1	$—	$3,731.1

(1) The carrying amount of long-term debt excludes a $7.6 million long-term capital lease obligation and
$7.5 million of unamortized debt issuance costs.

As of December 31, 2017			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.6		$17.6	$—	$—	$17.6

Financial Liabilities
Long-term debt	$3,687.5	(1)	$—	$3,889.4	$—	$3,889.4

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

On September 27, 2018, the Court denied approval of the Proposed Settlement. The Court has not set a schedule for further proceedings in the case.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2018, were approximately $162.5 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s operating lease commitments, pipeline capacity agreements or capital lease obligation disclosed in Notes 4 and 10 of Part II, Item 8 of the Partnership’s 2017 Annual Report on Form 10-K.

Note 8:  Financing

Notes and Debentures

As of September 30, 2018, and December 31, 2017, the Partnership had notes and debentures outstanding of $3.1 billion and $3.3 billion with weighted-average interest rates of 5.17% and 5.18%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. At September 30, 2018, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Partnership has included $350.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheet as of September 30, 2018. The Partnership has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of September 30, 2018. The Partnership expects to retire these notes at their maturity.

Issuance of Notes

The Partnership had no debt issuances for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Partnership completed the following debt issuance (in millions, except interest rates):

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

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of September 30, 2018, and December 31, 2017, were $555.0 million and $385.0 million, with weighted-average borrowing rates of 3.42% and 2.72%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of September 30, 2018. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

Subordinated Loan Agreement with Affiliate

The Partnership has in place a Subordinated Loan Agreement with BPHC (Subordinated Loan) under which the Partnership can borrow up to $300.0 million through December 31, 2018. Through the date of this Quarterly Report on Form 10-Q, the Partnership had no outstanding borrowings under the Subordinated Loan.

Registration Rights Agreement

The Partnership had previously entered into an Amended and Restated Registration Rights Agreement with BPHC under which the Partnership agreed to register the resale of up to 27.9 million Common Units by BPHC and to reimburse BPHC up to a maximum amount of $0.914 per Common Unit for underwriting discounts and commissions. As of December 31, 2017, the Partnership had a $16.0 million accrued liability for future underwriting discounts and commissions that would be reimbursed to BPHC. However, due to the purchase of the Transaction Units by Boardwalk GP described in Note 1, the $16.0 million liability was reversed in the second quarter 2018, with an offsetting adjustment to partners' capital.

Note 9:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2018 and 2017, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$0.7	$0.8	$—	$—
Interest cost	1.2	1.2	0.4	0.4
Expected return on plan assets	(1.7)	(2.0)	(1.2)	(1.1)
Amortization of unrecognized net loss	0.3	0.4	—	—
Settlement charge	0.4	0.4	—	—
Net periodic benefit cost	$0.9	$0.8	$(0.8)	$(0.7)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2018 and 2017, were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$2.5	$2.6	$0.1	$0.1
Interest cost	3.4	3.5	1.1	1.2
Expected return on plan assets	(5.7)	(5.9)	(3.5)	(3.3)
Amortization of unrecognized net loss	1.1	1.3	—	—
Settlement charge	2.6	1.5	—	—
Net periodic benefit cost	$3.9	$3.0	$(2.3)	$(2.0)

The components of net periodic benefit cost, other than the service cost component, are included in Miscellaneous other income, net and the service cost component is included in Administrative and general on the Condensed Consolidated Statements of Income.

The Partnership contributed $3.0 million to the defined benefit pension plan in the third quarter 2018.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.7 million for the three months ended September 30, 2018 and 2017, and $8.0 million and $8.1 million for the nine months ended September 30, 2018 and 2017.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.6 million and $1.7 million for the three months ended September 30, 2018 and 2017, and $4.6 million and $5.0 million for the nine months ended September 30, 2018 and 2017.

As described in Note 1, Boardwalk GP purchased the Partnership’s outstanding Common Units not already owned by Boardwalk GP or its affiliates on July 18, 2018. As a result of this transaction, the Partnership became an indirect and direct wholly-owned subsidiary of BPHC as of July 18, 2018.

Distributions paid to BPHC and Boardwalk GP were $25.6 million and $13.1 million for the three months ended September 30, 2018 and 2017, and $51.7 million and $39.2 million for the nine months ended September 30, 2018 and 2017. The distribution was impacted by the increase in ownership by Boardwalk GP in the third quarter 2018 as described above and in Note 1.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Interest (net of amount capitalized)	$124.9	$125.8
Non-cash adjustments:
Accounts payable and property, plant and equipment	51.9	66.6

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets at September 30, 2018, and December 31, 2017. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of September 30, 2018
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.2	$15.6	$11.2	$—	$27.0
Receivables	—	—	122.3	—	122.3
Receivables - affiliate	—	—	6.7	(6.7)	—
Costs recoverable from customers	—	—	11.1	—	11.1
Prepayments	0.1	—	25.8	—	25.9
Advances to affiliates	—	15.3	2.1	(17.4)	—
Other current assets	—	—	12.4	(3.2)	9.2
Total current assets	0.3	30.9	191.6	(27.3)	195.5
Investment in consolidated subsidiaries	2,790.0	6,653.9	—	(9,443.9)	—
Property, plant and equipment, gross	0.6	—	11,210.9	—	11,211.5
Less–accumulated depreciation and amortization	0.6	—	2,862.7	—	2,863.3
Property, plant and equipment, net	—	—	8,348.2	—	8,348.2
Advances to affiliates – noncurrent	2,042.4	864.1	410.7	(3,317.2)	—
Other noncurrent assets	0.1	2.6	454.4	0.5	457.6
Total other assets	2,042.5	866.7	865.1	(3,316.7)	457.6

Total Assets	$4,832.8	$7,551.5	$9,404.9	$(12,787.9)	$9,001.3

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.2	$0.1	$83.4	$—	$83.7
Payable to affiliates	1.6	—	6.7	(6.7)	1.6
Advances from affiliates	—	2.1	15.3	(17.4)	—
Other current liabilities	—	26.7	163.5	(2.7)	187.5
Total current liabilities	1.8	28.9	268.9	(26.8)	272.8
Long-term debt and capital lease obligation	—	2,279.3	1,395.9	—	3,675.2
Advances from affiliates - noncurrent	—	2,453.1	864.1	(3,317.2)	—
Other noncurrent liabilities	—	0.2	222.1	—	222.3
Total other liabilities and deferred credits	—	2,453.3	1,086.2	(3,317.2)	222.3
Total partners' capital	4,831.0	2,790.0	6,653.9	(9,443.9)	4,831.0

Total Liabilities and Partners' Capital	$4,832.8	$7,551.5	$9,404.9	$(12,787.9)	$9,001.3

Condensed Consolidating Balance Sheets as of December 31, 2017
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$4.6	$12.7	$—	$17.6
Receivables	—	—	133.4	—	133.4
Receivables - affiliate	—	—	7.0	(7.0)	—
Prepayments	0.1	—	17.8	—	17.9
Advances to affiliates	—	—	2.3	(2.3)	—
Other current assets	—	—	13.5	(1.8)	11.7
Total current assets	0.4	4.6	186.7	(11.1)	180.6
Investment in consolidated subsidiaries	2,672.3	6,676.7	—	(9,349.0)	—
Property, plant and equipment, gross	0.6	—	10,883.0	—	10,883.6
Less–accumulated depreciation and amortization	0.6	—	2,620.5	—	2,621.1
Property, plant and equipment, net	—	—	8,262.5	—	8,262.5
Advances to affiliates – noncurrent	2,070.1	923.7	376.5	(3,370.3)	—
Other noncurrent assets	—	3.3	460.5	(0.3)	463.5
Total other assets	2,070.1	927.0	837.0	(3,370.6)	463.5

Total Assets	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$87.3	$—	$87.9
Payable to affiliates	1.5	—	7.0	(7.0)	1.5
Advances from affiliates	—	2.3	—	(2.3)	—
Other current liabilities	—	25.2	167.9	(2.1)	191.0
Total current liabilities	2.0	27.6	262.2	(11.4)	280.4
Long-term debt and capital lease obligation	—	2,461.8	1,225.0	—	3,686.8
Payable to affiliate - noncurrent	16.0	—	—	—	16.0
Advances from affiliates - noncurrent	—	2,446.6	923.7	(3,370.3)	—
Other noncurrent liabilities	—	—	198.6	—	198.6
Total other liabilities and deferred credits	16.0	2,446.6	1,122.3	(3,370.3)	214.6
Total partners' capital	4,724.8	2,672.3	6,676.7	(9,349.0)	4,724.8

Total Liabilities and Partners' Capital	$4,742.8	$7,608.3	$9,286.2	$(12,730.7)	$8,906.6

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$266.5	$(20.7)	$245.8
Storage, parking and lending	—	—	21.1	—	21.1
Other	—	—	11.0	—	11.0
Total operating revenues	—	—	298.6	(20.7)	277.9

Operating Costs and Expenses:
Fuel and transportation	—	—	24.2	(20.7)	3.5
Operation and maintenance	—	—	46.9	—	46.9
Administrative and general	(0.1)	—	32.9	—	32.8
Other operating costs and expenses	0.1	—	113.8	—	113.9
Total operating costs and expenses	—	—	217.8	(20.7)	197.1
Operating income	—	—	80.8	—	80.8

Other Deductions (Income):
Interest expense	—	29.2	14.3	—	43.5
Interest (income) expense - affiliates, net	(17.5)	14.0	3.5	—	—
Equity in earnings of subsidiaries	(20.4)	(63.6)	—	84.0	—
Miscellaneous other income, net	—	—	(0.7)	—	(0.7)
Total other (income) deductions	(37.9)	(20.4)	17.1	84.0	42.8

Income (loss) before income taxes	37.9	20.4	63.7	(84.0)	38.0
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$37.9	$20.4	$63.6	$(84.0)	$37.9

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$288.9	$(22.5)	$266.4
Storage, parking and lending	—	—	23.2	—	23.2
Other	—	—	10.9	—	10.9
Total operating revenues	—	—	323.0	(22.5)	300.5

Operating Costs and Expenses:
Fuel and transportation	—	—	31.5	(22.5)	9.0
Operation and maintenance	—	—	49.0	—	49.0
Administrative and general	(0.3)	—	27.4	—	27.1
Other operating costs and expenses	0.4	—	105.0	—	105.4
Total operating costs and expenses	0.1	—	212.9	(22.5)	190.5
Operating (loss) income	(0.1)	—	110.1	—	110.0

Other Deductions (Income):
Interest expense	—	32.2	8.8	—	41.0
Interest (income) expense - affiliates, net	(12.4)	11.0	1.4	—	—
Equity in earnings of subsidiaries	(57.5)	(100.7)	—	158.2	—
Miscellaneous other income, net	—	—	(1.1)	—	(1.1)
Total other (income) deductions	(69.9)	(57.5)	9.1	158.2	39.9

Income (loss) before income taxes	69.8	57.5	101.0	(158.2)	70.1
Income taxes	—	—	0.3	—	0.3
Net income (loss)	$69.8	$57.5	$100.7	$(158.2)	$69.8

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$854.7	$(61.9)	$792.8
Storage, parking and lending	—	—	68.1	(0.3)	67.8
Other	—	—	38.0	—	38.0
Total operating revenues	—	—	960.8	(62.2)	898.6

Operating Costs and Expenses:
Fuel and transportation	—	—	74.2	(62.2)	12.0
Operation and maintenance	—	—	144.2	—	144.2
Administrative and general	(0.2)	—	100.8	—	100.6
Other operating costs and expenses	0.3	—	334.3	—	334.6
Total operating costs and expenses	0.1	—	653.5	(62.2)	591.4
Operating (loss) income	(0.1)	—	307.3	—	307.2

Other Deductions (Income):
Interest expense	—	91.8	39.1	—	130.9
Interest (income) expense - affiliates, net	(49.3)	38.1	11.2	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(128.1)	(258.0)	—	386.1	—
Miscellaneous other income, net	—	—	(1.3)	—	(1.3)
Total other (income) deductions	(177.4)	(128.1)	48.9	386.1	129.5

Income (loss) before income taxes	177.3	128.1	258.4	(386.1)	177.7
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$177.3	$128.1	$258.0	$(386.1)	$177.3

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$918.3	$(66.3)	$852.0
Storage, parking and lending	—	—	80.0	(0.2)	79.8
Other	—	—	53.3	—	53.3
Total operating revenues	—	—	1,051.6	(66.5)	985.1

Operating Costs and Expenses:
Fuel and transportation	—	—	109.2	(66.5)	42.7
Operation and maintenance	—	—	141.0	—	141.0
Administrative and general	(0.3)	—	97.2	—	96.9
Other operating costs and expenses	0.5	—	363.0	—	363.5
Total operating costs and expenses	0.2	—	710.4	(66.5)	644.1
Operating (loss) income	(0.2)	—	341.2	—	341.0

Other Deductions (Income):
Interest expense	—	97.6	33.5	—	131.1
Interest (income) expense - affiliates, net	(34.6)	30.1	4.5	—	—
Interest income	—	(0.2)	(0.1)	—	(0.3)
Equity in earnings of subsidiaries	(178.4)	(305.9)	—	484.3	—
Miscellaneous other income, net	—	—	(3.5)	—	(3.5)
Total other (income) deductions	(213.0)	(178.4)	34.4	484.3	127.3

Income (loss) before income taxes	212.8	178.4	306.8	(484.3)	213.7
Income taxes	—	—	0.9	—	0.9
Net income (loss)	$212.8	$178.4	$305.9	$(484.3)	$212.8

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$37.9	$20.4	$63.6	$(84.0)	$37.9
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.2	0.1	(0.3)	0.2
Pension and other postretirement benefit costs	(0.1)	(0.1)	(0.1)	0.2	(0.1)
Total Comprehensive Income (Loss)	$38.0	$20.5	$63.6	$(84.1)	$38.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$69.8	$57.5	$100.7	$(158.2)	$69.8
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs	0.1	0.1	0.1	(0.2)	0.1
Total Comprehensive Income (Loss)	$70.5	$58.2	$101.0	$(159.2)	$70.5

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$177.3	$128.1	$258.0	$(386.1)	$177.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.0	1.0	0.5	(1.5)	1.0
Pension and other postretirement benefit costs	1.4	1.4	1.4	(2.8)	1.4
Total Comprehensive Income (Loss)	$179.7	$130.5	$259.9	$(390.4)	$179.7

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$212.8	$178.4	$305.9	$(484.3)	$212.8
Other comprehensive income (loss):
(Loss) gain on cash flow hedge	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	1.9	1.9	0.5	(2.4)	1.9
Pension and other postretirement benefit costs	0.8	0.8	0.8	(1.6)	0.8
Total Comprehensive Income (Loss)	$214.0	$179.6	$307.2	$(486.8)	$214.0

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$48.8	$(124.6)	$531.1	$—	$455.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(354.8)	—	(354.8)
Proceeds from sale of operating assets	—	—	0.9	—	0.9
Advances to affiliates, net	27.7	44.3	(303.7)	231.7	—
Net cash provided by (used in) investing activities	27.7	44.3	(657.6)	231.7	(353.9)

FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	—	(185.0)	—	—	(185.0)
Proceeds from borrowings on revolving credit agreement	—	—	525.0	—	525.0
Repayment of borrowings on revolving credit agreement	—	—	(355.0)	—	(355.0)
Principal payment of capital lease obligation	—	—	(0.4)	—	(0.4)
Advances from affiliates, net	0.1	276.3	(44.6)	(231.7)	0.1
Distributions paid	(76.7)	—	—	—	(76.7)
Net cash (used in) provided by financing activities	(76.6)	91.3	125.0	(231.7)	(92.0)

(Decrease) increase in cash and cash equivalents	(0.1)	11.0	(1.5)	—	9.4
Cash and cash equivalents at beginning of period	0.3	4.6	12.7	—	17.6
Cash and cash equivalents at end of period	$0.2	$15.6	$11.2	$—	$27.0

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$33.8	$(117.0)	$586.4	$—	$503.2

INVESTING ACTIVITIES:
Capital expenditures	—	—	(496.0)	—	(496.0)
Proceeds from sale of operating assets	—	—	63.7	—	63.7
Advances to affiliates, net	42.6	(398.5)	(377.4)	733.3	—
Net cash provided by (used in) investing activities	42.6	(398.5)	(809.7)	733.3	(432.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	(275.0)	—	(575.0)
Proceeds from borrowings on revolving credit agreement	—	—	505.0	—	505.0
Repayment of borrowings on revolving credit agreement	—	—	(400.0)	—	(400.0)
Principal payment of capital lease obligation	—	—	(0.3)	—	(0.3)
Advances from affiliates, net	0.1	334.8	398.5	(733.3)	0.1
Distributions paid	(76.7)	—	—	—	(76.7)
Net cash (used in) provided by financing activities	(76.6)	528.8	228.2	(733.3)	(52.9)

(Decrease) increase in cash and cash equivalents	(0.2)	13.3	4.9	—	18.0
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.4	$15.1	$7.1	$—	$22.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), and our Risk Factors contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018.

On June 29, 2018, Boardwalk GP, LP (Boardwalk GP) announced that it elected to exercise its right pursuant to Section 15.1(b) of our Third Amended and Restated Agreement of Limited Partnership, as amended (the Limited Partnership Agreement) to purchase all of the issued and outstanding common units representing limited partner interests in Boardwalk Pipeline Partners, LP (Common Units) not already owned by Boardwalk GP or its affiliates (Transaction Units) for a cash purchase price, determined in accordance with the Limited Partnership Agreement, of $12.06 per unit, or approximately $1.5 billion in the aggregate. On July 18, 2018, Boardwalk GP purchased the Transaction Units. As a result of this transaction, we filed a Form 25 with the Securities and Exchange Commission to voluntarily withdraw the Common Units from listing on the New York Stock Exchange and from registration under Section 12(b) of the Securities Exchange Act of 1934 and also deregistered all of our Common Units and related equity-like securities which were authorized for sale under our effective registration statements. Subsequently, the Limited Partnership Agreement was amended which converted our Common Units to common unit equivalents in the form of partnership interests. As of September 30, 2018, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation, owned directly or indirectly, 100% of our capital.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended September 30, 2018, approximately 87% of our revenues, excluding retained fuel, were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $10.0 billion from fixed fees under committed firm agreements in place as of September 30, 2018, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $1.1 billion from the comparable amount at December 31, 2017, from contracts entered into during 2018. The table shown under Performance Obligations in Note 3 to the Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, contains information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts shown in the Note 3 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The amounts shown in the Note 3 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2018.

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

FERC Matters

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. In addition, in the first quarter 2018, the FERC issued a set of related issuances which addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. As a result of the purchase of the Transaction Units by Boardwalk GP on July 18, 2018, and its election to be treated as a corporation for federal income tax purposes, the Revised Policy Statement should not have an impact on the ability of our FERC-regulated natural gas pipelines to include an income tax allowance in their cost-of-service.

Included in the first quarter 2018 issuances was a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. On July 18, 2018, the FERC issued its final order on the NOPR, which requires all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. Customers will be provided an opportunity to protest or comment on each pipeline’s informational filing. This procedure may encourage the FERC or one or more of our customers to challenge a pipeline’s informational filings which could lead to challenges to a pipeline's currently effective maximum applicable rates pursuant to Section 5 of the Natural Gas Act (NGA). Our FERC-regulated natural gas pipelines include Texas Gas Transmission, LLC, which filed its informational filing on October 11, 2018, and Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC, which are required to make their filings on December 6, 2018.

The NOPR requires that each FERC-regulated natural gas pipeline select one of four options when it makes its informational filing: 1) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; 2) commit to filing a general NGA Section 4 rate case in the near future; 3) file a statement explaining why an adjustment to rates is not needed; or 4) take no other action beyond submitting the informational filing. Because of the ownership changes described above, the informational filings submitted or to be submitted by our FERC-regulated natural gas pipelines will include an income tax component in each of the pipelines’ cost-of-service.

Even without action on the NOPR or Notice of Inquiry, the FERC and/or our customers may challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

Results of Operations

Effective January 1, 2018, we implemented the new revenue recognition standard, which did not have a material effect on our net operating revenues, operating or net income. Refer to Note 2, Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

In May 2017, we sold our Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $63.6 million, including customary adjustments. We recognized losses and impairment charges of $47.1 million on the sale, reported within Total operating costs and expenses for the nine months ended September 30, 2017.

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

For the Nine Months Ended September 30, 2018 and 2017

Our net income for the nine months ended September 30, 2018, decreased $35.5 million, or 17%, to $177.3 million compared to $212.8 million for the nine months ended September 30, 2017, primarily due to the factors discussed below.

Operating revenues for the nine months ended September 30, 2018, decreased $86.5 million, or 9%, to $898.6 million, compared to $985.1 million for the nine months ended September 30, 2017. Excluding the net effect of the items offset in fuel and transportation expense, primarily retained fuel, operating revenues decreased $55.8 million, or 6%. The decrease was driven by a decrease in transportation revenues of $37.2 million, which resulted primarily from contract restructuring and contract expirations that were recontracted at overall lower average rates, partially offset by revenues from projects placed into service and by higher system utilization, and a decrease in storage, parking and lending revenues of $12.0 million from unfavorable market conditions.

Operating costs and expenses for the nine months ended September 30, 2018, decreased $52.7 million, or 8%, to $591.4 million, compared to $644.1 million for the nine months ended September 30, 2017. Excluding items offset in operating revenues and the $47.1 million loss on the sale of Flag City assets in 2017, operating costs and expenses increased $25.1 million, or 5% when compared to the comparable period in 2017. The operating expense increase was primarily due to higher depreciation expense and property taxes from an increased asset base from recently completed growth projects and increased employee-related costs.

Total other deductions for the nine months ended September 30, 2018, increased $2.2 million, or 2%, to $129.5 million compared to $127.3 million for the 2017 period primarily due to increased settlement charges related to our pension plan and lower allowance for equity funds used during construction due to lower capital spending.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility, Subordinated Loan Agreement with BPHC and our cash flows from operating activities, will be adequate to fund our operations for 2018.

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2018 and 2017, were $74.8 million and $79.3 million. Growth capital expenditures were $269.8 million and $416.7 million for the nine months ended September 30, 2018 and 2017. In the third quarter 2018, we purchased $10.2 million of natural gas to be used as base gas for our pipeline system.

Contractual Obligations

Our principal debt obligations at September 30, 2018, and December 31, 2017, were $3.7 billion. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 in Part II, Item 8 of our 2017 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $47.9 million to $455.3 million for the nine months ended September 30, 2018, compared to $503.2 million for the comparable 2017 period primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $78.4 million to $353.9 million for the nine months ended September 30, 2018, compared to $432.3 million for the comparable 2017 period. The decrease was driven by a decrease in capital spending related to our growth projects of $141.2 million, partially offset by a decrease from the proceeds received in 2017 from the sale of the Flag City processing plant and related assets.

Changes in cash flow from financing activities

Net cash used in financing activities increased $39.1 million to $92.0 million for the nine months ended September 30, 2018, compared to $52.9 million for the comparable 2017 period. The net increase resulted primarily from the decrease in cash flow provided by net borrowings compared to the prior year period.

Off-Balance Sheet Arrangements

At September 30, 2018, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Refer to Part II, Item 1A. of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, and Part I, Item 1A. and Part II, Item 7 of our 2017 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2017 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

Our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, and our 2017 Annual Report on Form 10-K, include a detailed discussion of certain risk factors facing us. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, and Part I, Item 1A. of our 2017 Annual Report on Form 10-K.

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

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. In addition, in the first quarter 2018, the FERC issued a set of related issuances which addressed the inclusion of federal income tax allowances in interstate pipeline companies’ rates. The FERC issued a Revised Policy Statement reversing its long-standing policy by stating that it will no longer permit master limited partnerships to include an income tax allowance in their cost-of-service. As a result of the purchase of the Transaction Units by Boardwalk GP on July 18, 2018, and its election to be treated as a corporation for federal income tax purposes, the Revised Policy Statement should not have an impact on the ability of our FERC-regulated natural gas pipelines to include an income tax allowance in their cost-of-service.

Included in the first quarter 2018 issuances was a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to interstate natural gas pipeline rates. On July 18, 2018, the FERC issued its final order on the NOPR, which requires all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s cost-of-service. Customers will be provided an opportunity to protest or comment on each pipeline’s informational filing. This procedure may encourage the FERC or one or more of our customers to challenge a pipeline’s informational filings which could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the NGA. Texas Gas Transmission, LLC filed its informational filing on October 11, 2018, and Gulf South Pipeline Company, LP and Gulf Crossing Pipeline Company LLC are required to make their filings on December 6, 2018.

The NOPR requires that each FERC-regulated natural gas pipeline select one of four options when it makes its informational filing: 1) file a limited NGA Section 4 filing reducing its rates only as required related to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement; 2) commit to filing a general NGA Section 4 rate case in the near future; 3) file a statement explaining why an adjustment to rates is not needed; or 4) take no other action beyond submitting the informational filing. Because of the ownership changes described above, the informational filings submitted or to be submitted by our FERC-regulated natural gas pipelines will include an income tax component in each of the pipelines’ cost-of-service.

Even without action on the NOPR or Notice of Inquiry, the FERC and/or our customers may challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement may increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
November 5, 2018	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)