Form 10-Q
period 2019-03-31
Boardwalk Pipeline Partners, LP
filed 2019-04-29
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2019

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$15.3	$3.6
Receivables:
Trade, net	122.3	139.2
Other	11.5	14.5
Gas transportation receivables	6.2	8.8
Costs recoverable from customers	16.2	23.6
Prepayments	13.6	21.3
Other current assets	1.5	1.3
Total current assets	186.6	212.3

Property, Plant and Equipment:
Natural gas transmission and other plant	11,219.3	11,175.4
Construction work in progress	171.0	150.2
Property, plant and equipment, gross	11,390.3	11,325.6
Less—accumulated depreciation and amortization	3,015.9	2,939.8
Property, plant and equipment, net	8,374.4	8,385.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	75.7	68.6
Other	162.0	144.6
Total other assets	475.1	450.6

Total Assets	$9,036.1	$9,048.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2019	December 31, 2018
Current Liabilities:
Payables:
Trade	$49.6	$61.2
Affiliates	0.5	0.5
Other	8.5	9.9
Gas payables	6.8	8.2
Accrued taxes, other	38.3	58.6
Accrued interest	37.2	38.1
Accrued payroll and employee benefits	15.1	34.0
Construction retainage	18.0	20.4
Deferred income	0.9	0.5
Other current liabilities	26.4	26.0
Total current liabilities	201.3	257.4

Long-term debt and finance lease obligation	3,647.4	3,701.3

Other Liabilities and Deferred Credits:
Pension liability	25.3	24.8
Asset retirement obligation	57.0	56.4
Provision for other asset retirement	70.2	68.5
Other	89.7	78.4
Total other liabilities and deferred credits	242.2	228.1

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,029.6	4,947.1
Accumulated other comprehensive loss	(84.4)	(85.2)
Total partners’ capital	4,945.2	4,861.9
Total Liabilities and Partners' Capital	$9,036.1	$9,048.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Revenues:
Transportation	$306.4	$298.5
Storage, parking and lending	23.4	25.1
Other	16.1	11.8
Total operating revenues	345.9	335.4

Operating Costs and Expenses:
Fuel and transportation	2.6	4.4
Operation and maintenance	43.0	46.4
Administrative and general	33.2	32.1
Depreciation and amortization	85.8	82.9
Gain on sale of assets and impairments	—	(0.4)
Taxes other than income taxes	28.2	29.3
Total operating costs and expenses	192.8	194.7

Operating income	153.1	140.7

Other Deductions (Income):
Interest expense	45.3	44.1
Interest income	(0.3)	—
Miscellaneous other income, net	(0.2)	(0.8)
Total other deductions	44.8	43.3

Income before income taxes	108.3	97.4

Income taxes	0.2	0.2

Net income	$108.1	$97.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$108.1	$97.2
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	0.6
Pension and other postretirement benefit costs, net of tax	0.5	0.3
Total Comprehensive Income	$108.9	$98.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
OPERATING ACTIVITIES:	2019	2018
Net income	$108.1	$97.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	85.8	82.9
Amortization of deferred costs and other	2.3	2.7
Gain on sale of assets and impairments	—	(0.4)
Changes in operating assets and liabilities:
Trade and other receivables	19.8	4.8
Gas receivables and storage assets	(2.9)	4.3
Costs recoverable from customers	7.4	(6.1)
Other assets	3.8	1.6
Trade and other payables	(14.4)	(4.6)
Gas payables	(2.7)	(0.8)
Accrued liabilities	(40.0)	(31.2)
Other liabilities	(0.8)	1.5
Net cash provided by operating activities	166.4	151.9

INVESTING ACTIVITIES:
Capital expenditures	(74.0)	(110.9)
Proceeds from sale of operating assets	0.1	0.5
Net cash used in investing activities	(73.9)	(110.4)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	125.0	145.0
Repayment of borrowings on revolving credit agreement	(180.0)	(145.0)
Principal payment of finance lease obligation	(0.2)	(0.1)
Distributions paid	(25.6)	(25.6)
Net cash used in financing activities	(80.8)	(25.7)
Increase in cash and cash equivalents	11.7	15.8
Cash and cash equivalents at beginning of period	3.6	17.6
Cash and cash equivalents at end of period	$15.3	$33.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Common Units	General Partner	Partners' Capital	Accumulated Other Comp Income (Loss)	Total Partners' Capital
Balance December 31, 2017	$4,713.1	$92.7	$—	$(81.0)	$4,724.8
Add (deduct):
Cumulative effect adjustment from the implementation of ASC 606	(12.6)	(0.2)	—	—	(12.8)
Net income	95.3	1.9	—	—	97.2
Distributions paid	(25.1)	(0.5)	—	—	(25.6)
Other comprehensive income, net of tax	—	—	—	0.9	0.9
Balance March 31, 2018	$4,770.7	$93.9	$—	$(80.1)	$4,784.5

Balance December 31, 2018	$—	$—	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	—	—	108.1	—	108.1
Distributions paid	—	—	(25.6)	—	(25.6)
Other comprehensive income, net of tax	—	—	—	0.8	0.8
Balance March 31, 2019	$—	$—	$5,029.6	$(84.4)	$4,945.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Partnership) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of March 31, 2019, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Partnership’s capital.

The accompanying unaudited condensed consolidated financial statements of the Partnership were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2019, and December 31, 2018, and its results of operations, comprehensive income, changes in cash flows and changes in partners' capital for the three months ended March 31, 2019 and 2018. Reference is made to the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8 of the Partnership's 2018 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements, except for the changes described in Note 2 below.

Note 2: Accounting Policies

Accounting Pronouncements Adopted in 2019 - Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 supersedes Accounting Standards Codification Topic 840, Leases (ASC 840), and requires, among other things, the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under GAAP.

Effective January 1, 2019, the Partnership implemented ASU 2016-02 using the modified retrospective method as of the adoption date, with no adjustment to the comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to partners’ capital. In addition, the Partnership elected to apply the following practical expedients that are available to entities: (1) practical expedient package to all of its leases, which allows an entity to (i) not reassess whether expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases; (2) the practical expedient related to existing and expired land easements that were not previously accounted for as leases, which allows an entity not to assess whether existing or expired land easements contain a lease under ASU 2016-02 if the land easement had not previously been accounted for as a lease; and (3) combining lease and nonlease components in a contract, which allows an entity to account for the combined components under the guidance for the predominant component. The Partnership also elected to not apply the recognition requirements in ASU 2016-02 to short-term leases and to not apply the hindsight practical expedient when considering lessee options to extend or terminate a lease.

The implementation of ASU 2016-02 resulted in the recording of a right-of-use asset of $18.0 million and a lease liability of $20.8 million and the derecognition of prepaid assets and deferred rent related to the Partnership's operating lease agreements on the Partnership’s Condensed Consolidated Balance Sheets as of January 1, 2019. Note 4 contains more information about the Partnership’s leases.

Note 3: Revenues

The Partnership operates in one reportable segment and contracts directly with producers of natural gas and with end-use customers, including local distribution companies, marketers, electric power generators, industrial users and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Partnership's revenues disaggregated by type of service for the three months ended March 31, 2019 (in millions):

	For the Three Months Ended March 31,
	2019	2018
Revenues from Contracts with Customers
Firm Service (1)	$328.8	$318.9
Interruptible Service	5.8	9.5
Other revenues	4.9	2.7
Total revenues from contracts with customers	339.5	331.1

Other operating revenues(2)	6.4	4.3
Total Operating Revenues	$345.9	$335.4

(1) Revenues earned from contracts with minimum volume commitments (MVCs) are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2) Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Partnership and do not represent revenues earned from contracts with customers.

Contract Balances

As of March 31, 2019, and December 31, 2018, the Partnership had receivables recorded in Trade Receivables from contracts with customers of $122.3 million and $139.2 million and contract liabilities recorded in Other liabilities from contracts with customers of $10.1 million and $9.2 million. The Partnership did not have any contract assets as of March 31, 2019, and December 31, 2018.

Contract liabilities are expected to be recognized through 2026. Significant changes in the contract liabilities balances during the three months ended March 31, 2019, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2018	$9.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.2
Balance as of March 31, 2019	$10.1

Significant changes in the contract liabilities balances during the three months ended March 31, 2018, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2017	$1.9
Cumulative effect adjustment from the implementation of ASC 606	6.4
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.5)
Increases due to cash received, excluding amounts recognized as revenues during the period	0.7
Balance as of March 31, 2018	$8.5

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2019. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Partnership’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Partnership has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to March 31, 2019, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2019	2020	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2019	$1,095.0	$970.0	$7,495.0	$9,560.0
Operating revenues which are fixed and determinable (operating leases)	19.0	21.0	208.0	248.0
Total projected operating revenues under committed firm agreements as of March 31, 2019 (1)	$1,114.0	$991.0	$7,703.0	$9,808.0

(1) For the 2019 period, $308.7 million represents actual fixed fee revenues recognized for the fulfillment of performance obligations during the three months ended March 31, 2019.

Note 4: Leases

The Partnership has various operating lease commitments extending through 2028, generally covering office space and equipment rentals, some of which contain options to renew or extend the lease term. The Partnership also has a finance lease related to the lease of an office building in Owensboro, Kentucky, that has a fifteen year term with two twenty-year renewal options.

The components of lease cost were as follows (in millions):

For the Three Months Ended March 31, 2019
Operating lease cost	$1.0
Short-term lease cost	0.8
Finance lease cost:
Amortization of right-of-use asset	0.2
Interest on lease liabilities	0.1
Total lease cost	$2.1

The following provides supplemental balance sheet information related to the Partnership’s leases (in millions):

As of March 31, 2019
Right-of-use assets
Operating leases (recorded in Other Assets)	$17.2
Finance lease (recorded in Plant, Property and Equipment)	6.6
Lease liabilities
Operating leases (recorded in Other Liabilities, current and non-current)	19.9
Finance lease	7.9
Weighted average remaining lease term (years)
Operating leases	5.2
Finance lease	9.3
Weighted average discount rate
Operating leases	4.7%
Finance lease	5.9%

The table below presents the maturities of lease liabilities (in millions):

	As of March 31, 2019
	Operating Leases	Financing Leases
2019 (1)	$3.4	$0.8
2020	4.5	1.1
2021	4.4	1.1
2022	4.3	1.1
2023	3.8	1.1
Thereafter	2.1	5.1
Total	22.5	10.3
Less: discount	(2.6)	(2.4)
Total lease liabilities	$19.9	$7.9

(1) For the nine-month period beginning April 1, 2019.

The following table summarizes minimum future commitments to be made under non-cancelable operating leases as of December 31, 2018 (in millions):

2019	$4.8
2020	4.7
2021	4.6
2022	4.5
2023	4.1
Thereafter	1.9
Total	$24.6

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

The operating subsidiaries of the Partnership also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2019, the amount of gas owed to the operating subsidiaries of the Partnership due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 32.3 trillion British thermal units (TBtu). Assuming an average market price during March 2019 of $2.83 per million British thermal unit (MMBtu), the market value of that gas was approximately $91.4 million. As of March 31, 2019, the amount of NGLs owed to the Partnership's operating subsidiaries due to imbalances was approximately 0.2 million barrels, which had a market value of approximately $3.4 million dollars. As of December 31, 2018, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.5 TBtu. Assuming an average market price during December 2018 of $3.68 per MMBtu, the market value of that gas was approximately $49.7 million. As of December 31, 2018, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 6: Fair Value Measurements

Financial Assets and Liabilities

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities, which are consistent with those disclosed in the 2018 Annual Report on Form 10-K:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Partnership's publicly traded debt is based on quoted market prices at March 31, 2019, and December 31, 2018. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at March 31, 2019, and December 31, 2018. The carrying amount of the Partnership's variable-rate debt at March 31, 2019, and December 31, 2018, approximated fair value.

The carrying amounts and estimated fair values of the Partnership's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, were as follows (in millions):

As of March 31, 2019			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15.3		$15.3	$—	$—	$15.3

Financial Liabilities
Long-term debt	$3,646.7	(1)	$—	$3,728.6	$—	$3,728.6

(1) The carrying amount of long-term debt excludes a $7.3 million long-term finance lease obligation and
$6.6 million of unamortized debt issuance costs.

As of December 31, 2018			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.6		$3.6	$—	$—	$3.6

Financial Liabilities
Long-term debt	$3,700.9	(1)	$—	$3,714.6	$—	$3,714.6

(1) The carrying amount of long-term debt excludes a $7.5 million long-term finance lease obligation and
$7.1 million of unamortized debt issuance costs.

Note 7:  Commitments and Contingencies

Legal Proceedings and Settlements

The Partnership and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions will not have a material impact on the Partnership's financial condition, results of operations or cash flows.

Mishal and Berger Litigation

On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, Plaintiffs) initiated a purported class action in the Court of Chancery of the State of Delaware (the Court) against the following defendants: the Partnership, Boardwalk GP, LP (Boardwalk GP), Boardwalk GP, LLC and BPHC (together, Defendants), regarding the potential exercise by Boardwalk GP of its right to purchase the issued and outstanding common units of the Partnership not already owned by Boardwalk GP or its affiliates (Purchase Right).
On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Court (the Proposed Settlement). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the general partner of Boardwalk GP, elected to cause Boardwalk GP to exercise its right to purchase the issued and outstanding common units of the Partnership for a cash purchase price, as determined by the Partnership's Third Amended and Restated Agreement of Limited Partnership, as amended (the Limited Partnership Agreement), and gave notice of such election as provided in the Limited Partnership Agreement within a period specified by the Proposed Settlement. On June 29, 2018, Boardwalk GP elected to exercise the Purchase Right and gave notice within the period specified by the Proposed Settlement. On July 18, 2018, Boardwalk GP completed the purchase of the Partnership's common units pursuant to the Purchase Right.

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Court has established a briefing schedule for a motion to dismiss and a hearing has been scheduled in July 2019.

City of New Orleans Litigation

                Gulf South Pipeline Company, LP, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. Given that this case has just been filed, the outcome cannot be predicted at this time. Based on the facts and circumstances presently known, in the opinion of management, this case will not be material to the Partnership's financial condition, results of operations or cash flows.

Commitments for Construction

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2019, were approximately $145.8 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Partnership’s commitments under pipeline capacity agreements disclosed in Note 4 of Part II, Item 8 of the Partnership’s 2018 Annual Report on Form 10-K. Refer to Note 4 for further information about the Partnership’s operating and finance lease commitments.

Note 8:  Financing

Notes and Debentures

As of March 31, 2019, and December 31, 2018, the Partnership had notes and debentures outstanding of $3.1 billion with a weighted-average interest rate of 5.17%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Partnership nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Partnership's debt obligations are unsecured. As of March 31, 2019, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Partnership has included $350.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of March 31, 2019. The Partnership has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of March 31, 2019. The Partnership expects to retire these notes at their maturity.

Revolving Credit Facility

Outstanding borrowings under the Partnership’s revolving credit facility as of March 31, 2019, and December 31, 2018, were $525.0 million and $580.0 million, with weighted-average borrowing rates of 3.74% and 3.69%. The Partnership and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of March 31, 2019. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

Note 9:  Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2019 and 2018, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018
Service cost	$0.8	$0.9	$—	$—
Interest cost	1.1	1.1	0.3	0.4
Expected return on plan assets	(1.6)	(2.0)	(0.8)	(1.1)
Amortization of unrecognized net loss	0.6	0.4	—	—
Settlement charge	0.4	0.6	—	—
Net periodic benefit cost	$1.3	$1.0	$(0.5)	$(0.7)

The components of net periodic benefit cost, other than the service cost component, are included in Miscellaneous other income, net and the service cost component is included in Administrative and general on the Condensed Consolidated Statements of Income.

Through the date of this filing, the Partnership has made no contributions to the defined benefit pension plan in 2019, but expects to fund $3.0 million in 2019.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Partnership are provided retirement benefits under a defined contribution money purchase plan. The Partnership also provides 401(k) plan benefits to its employees. Costs related to the Partnership’s defined contribution plans were $2.8 million and $2.9 million for the three months ended March 31, 2019 and 2018.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Partnership under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Partnership for allocated overheads. The Partnership incurred charges related to these services of $1.4 million and $1.5 million for the three months ended March 31, 2019 and 2018.

Distributions paid to BPHC and Boardwalk GP were $25.6 million and $13.1 million for the three months ended March 31, 2019 and 2018. The distribution paid to BPHC and Boardwalk GP in 2019 was impacted by the increase in ownership by Boardwalk GP in the third quarter 2018.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Interest (net of amount capitalized)	$44.0	$40.2
Non-cash adjustments:
Accounts payable and property, plant and equipment	40.7	62.1
Right-of-use assets obtained in exchange for lease obligations	18.0	—

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Partnership (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Partnership's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Partnership except as noted in the debt covenants and had no restricted assets as of March 31, 2019, and December 31, 2018. Note 8 contains additional information regarding the Partnership's debt and related covenants.

The Partnership has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2019
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.1	$2.4	$12.8	$—	$15.3
Receivables	—	—	133.8	—	133.8
Receivables - affiliate	—	—	7.1	(7.1)	—
Costs recoverable from customers	—	—	16.2	—	16.2
Prepayments	0.3	—	13.3	—	13.6
Advances to affiliates	—	—	2.2	(2.2)	—
Other current assets	—	—	9.9	(2.2)	7.7
Total current assets	0.4	2.4	195.3	(11.5)	186.6
Investment in consolidated subsidiaries	2,918.1	7,195.2	—	(10,113.3)	—
Property, plant and equipment, gross	0.6	—	11,389.7	—	11,390.3
Less–accumulated depreciation and amortization	0.6	—	3,015.3	—	3,015.9
Property, plant and equipment, net	—	—	8,374.4	—	8,374.4
Advances to affiliates – noncurrent	2,027.6	490.3	434.1	(2,952.0)	—
Other noncurrent assets	—	5.2	469.7	0.2	475.1
Total other assets	2,027.6	495.5	903.8	(2,951.8)	475.1

Total Assets	$4,946.1	$7,693.1	$9,473.5	$(13,076.6)	$9,036.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.4	$0.1	$57.6	$—	$58.1
Payable to affiliates	0.5	—	7.1	(7.1)	0.5
Advances from affiliates	—	2.2	—	(2.2)	—
Other current liabilities	—	27.4	117.2	(1.9)	142.7
Total current liabilities	0.9	29.7	181.9	(11.2)	201.3
Long-term debt and finance lease obligation	—	2,280.9	1,366.5	—	3,647.4
Advances from affiliates - noncurrent	—	2,461.7	490.3	(2,952.0)	—
Other noncurrent liabilities	—	2.7	239.6	(0.1)	242.2
Total other liabilities and deferred credits	—	2,464.4	729.9	(2,952.1)	242.2
Total partners' capital	4,945.2	2,918.1	7,195.2	(10,113.3)	4,945.2

Total Liabilities and Partners' Capital	$4,946.1	$7,693.1	$9,473.5	$(13,076.6)	$9,036.1

Condensed Consolidating Balance Sheets as of December 31, 2018
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$1.6	$1.7	$—	$3.6
Receivables	—	—	153.7	—	153.7
Receivables - affiliate	—	—	9.5	(9.5)	—
Costs recoverable from customers	—	—	23.6	—	23.6
Prepayments	0.3	—	21.0	—	21.3
Advances to affiliates	—	—	2.0	(2.0)	—
Other current assets	—	—	14.3	(4.2)	10.1
Total current assets	0.6	1.6	225.8	(15.7)	212.3
Investment in consolidated subsidiaries	2,828.1	7,136.6	—	(9,964.7)	—
Property, plant and equipment, gross	0.6	—	11,325.0	—	11,325.6
Less–accumulated depreciation and amortization	0.6	—	2,939.2	—	2,939.8
Property, plant and equipment, net	—	—	8,385.8	—	8,385.8
Advances to affiliates – noncurrent	2,034.2	460.1	431.8	(2,926.1)	—
Other noncurrent assets	0.2	2.5	446.5	1.4	450.6
Total other assets	2,034.4	462.6	878.3	(2,924.7)	450.6

Total Assets	$4,863.1	$7,600.8	$9,489.9	$(12,905.1)	$9,048.7

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.6	$0.1	$70.4	$—	$71.1
Payable to affiliates	0.5	—	9.5	(9.5)	0.5
Advances from affiliates	—	2.0	—	(2.0)	—
Other current liabilities	0.1	24.3	164.2	(2.8)	185.8
Total current liabilities	1.2	26.4	244.1	(14.3)	257.4
Long-term debt and finance lease obligation	—	2,280.1	1,421.2	—	3,701.3
Advances from affiliates - noncurrent	—	2,466.0	460.1	(2,926.1)	—
Other noncurrent liabilities	—	0.2	227.9	—	228.1
Total other liabilities and deferred credits	—	2,466.2	688.0	(2,926.1)	228.1
Total partners' capital	4,861.9	2,828.1	7,136.6	(9,964.7)	4,861.9

Total Liabilities and Partners' Capital	$4,863.1	$7,600.8	$9,489.9	$(12,905.1)	$9,048.7

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$326.6	$(20.2)	$306.4
Storage, parking and lending	—	—	23.9	(0.5)	23.4
Other	—	—	16.1	—	16.1
Total operating revenues	—	—	366.6	(20.7)	345.9

Operating Costs and Expenses:
Fuel and transportation	—	—	23.3	(20.7)	2.6
Operation and maintenance	—	—	43.0	—	43.0
Administrative and general	—	—	33.2	—	33.2
Other operating costs and expenses	0.1	—	113.9	—	114.0
Total operating costs and expenses	0.1	—	213.4	(20.7)	192.8
Operating (loss) income	(0.1)	—	153.2	—	153.1

Other Deductions (Income):
Interest expense	—	29.5	15.8	—	45.3
Interest (income) expense - affiliates, net	(19.0)	19.1	(0.1)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(89.2)	(137.8)	—	227.0	—
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(108.2)	(89.2)	15.2	227.0	44.8

Income (loss) before income taxes	108.1	89.2	138.0	(227.0)	108.3
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$108.1	$89.2	$137.8	$(227.0)	$108.1

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$319.3	$(20.8)	$298.5
Storage, parking and lending	—	—	25.4	(0.3)	25.1
Other	—	—	11.8	—	11.8
Total operating revenues	—	—	356.5	(21.1)	335.4

Operating Costs and Expenses:
Fuel and transportation	—	—	25.5	(21.1)	4.4
Operation and maintenance	—	—	46.4	—	46.4
Administrative and general	—	—	32.1	—	32.1
Other operating costs and expenses	—	—	111.8	—	111.8
Total operating costs and expenses	—	—	215.8	(21.1)	194.7
Operating income	—	—	140.7	—	140.7

Other Deductions (Income):
Interest expense	—	31.9	12.2	—	44.1
Interest (income) expense - affiliates, net	(14.3)	10.8	3.5	—	—
Equity in earnings of subsidiaries	(82.9)	(125.6)	—	208.5	—
Miscellaneous other income, net	—	—	(0.8)	—	(0.8)
Total other (income) deductions	(97.2)	(82.9)	14.9	208.5	43.3

Income (loss) before income taxes	97.2	82.9	125.8	(208.5)	97.4
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$97.2	$82.9	$125.6	$(208.5)	$97.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$108.1	$89.2	$137.8	$(227.0)	$108.1
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	0.3	0.3	(0.6)	0.3
Pension and other postretirement benefit costs, net of tax	0.5	0.5	0.5	(1.0)	0.5
Total Comprehensive Income (Loss)	$108.9	$90.0	$138.6	$(228.6)	$108.9

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$97.2	$82.9	$125.6	$(208.5)	$97.2
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.6	0.6	0.2	(0.8)	0.6
Pension and other postretirement benefit costs, net of tax	0.3	0.3	0.3	(0.6)	0.3
Total Comprehensive Income (Loss)	$98.1	$83.8	$126.1	$(209.9)	$98.1

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$18.8	$(44.9)	$192.5	$—	$166.4

INVESTING ACTIVITIES:
Capital expenditures	—	—	(74.0)	—	(74.0)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	6.6	(30.2)	(82.5)	106.1	—
Net cash provided by (used in) investing activities	6.6	(30.2)	(156.4)	106.1	(73.9)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	125.0	—	125.0
Repayment of borrowings on revolving credit agreement	—	—	(180.0)	—	(180.0)
Principal payment of finance lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	—	75.9	30.2	(106.1)	—
Distributions paid	(25.6)	—	—	—	(25.6)
Net cash (used in) provided by financing activities	(25.6)	75.9	(25.0)	(106.1)	(80.8)

(Decrease) increase in cash and cash equivalents	(0.2)	0.8	11.1	—	11.7
Cash and cash equivalents at beginning of period	0.3	1.6	1.7	—	3.6
Cash and cash equivalents at end of period	$0.1	$2.4	$12.8	$—	$15.3

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$14.1	$(36.3)	$174.1	$—	$151.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(110.9)	—	(110.9)
Proceeds from sale of operating assets	—	—	0.5	—	0.5
Advances to affiliates, net	11.5	(53.7)	(115.7)	157.9	—
Net cash provided by (used in) investing activities	11.5	(53.7)	(226.1)	157.9	(110.4)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	145.0	—	145.0
Repayment of borrowings on revolving credit agreement	—	—	(145.0)	—	(145.0)
Principal payment of finance lease obligation	—	—	(0.1)	—	(0.1)
Advances from affiliates, net	—	104.2	53.7	(157.9)	—
Distributions paid	(25.6)	—	—	—	(25.6)
Net cash (used in) provided by financing activities	(25.6)	104.2	53.6	(157.9)	(25.7)

Increase in cash and cash equivalents	—	14.2	1.6	—	15.8
Cash and cash equivalents at beginning of period	0.3	4.6	12.7	—	17.6
Cash and cash equivalents at end of period	$0.3	$18.8	$14.3	$—	$33.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K).

We are a limited partnership operating in the midstream portion of the natural gas and natural gas liquids industry, providing transportation and storage for those commodities.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended March 31, 2019, approximately 87% of our revenues, excluding retained fuel, were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $9.8 billion from fixed fees under committed firm agreements in place as of March 31, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $700.0 million from the comparable amount at December 2018, from contracts entered into during 2019. The table shown under Performance Obligations in Note 3 to the Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts shown in the Note 3 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The amounts shown in the Note 3 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements, execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to March 31, 2019.

Contract renewals

Each year a portion of our firm transportation and storage agreements expire. Demand for firm service is primarily based on market conditions which can vary across our pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from our growth projects. We focus our marketing efforts on enhancing the value of the capacity that is up for renewal and work with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of our available capacity to be lower than our long-term view of the capacity, we may seek to shorten contract terms until market perception improves. For a discussion of recontracting risks associated with our transportation revenues, refer to our 2018 Annual Report on Form 10-K, Part I, Item 1A. Risk Factors - We may not be able to replace expiring natural gas transportation contracts at attractive rates or on a long-term basis and may not be able to sell short-term services at attractive rates or at all due to market conditions.

FERC Matters

In 2018, the FERC issued an order which required all FERC-regulated natural gas pipelines to make a one-time informational filing reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on Treatment of Income Taxes on each individual pipeline’s cost-of-service. Texas Gas Transmission, LLC (Texas Gas) filed its informational filing on October 11, 2018, and Gulf South Pipeline Company, LP (Gulf South) and Gulf Crossing Pipeline Company LLC (Gulf Crossing) made their filings on December 6, 2018, which included an income tax component in each of the pipelines’ cost-of-service. Customers were provided an opportunity to protest or comment on each pipeline’s informational filing. This procedure could lead to challenges to a pipeline’s currently effective maximum applicable rates pursuant to Section 5 of the Natural Gas Act of 1938. As of April 26, 2019, all of our pipelines informational filings have been dismissed by the FERC.

Results of Operations

For the Three Months Ended March 31, 2019 and 2018

Our net income for the three months ended March 31, 2019, increased $10.9 million, or 11%, to $108.1 million compared to $97.2 million for the three months ended March 31, 2018, primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2019, increased $10.5 million, or 3%, to $345.9 million, compared to $335.4 million for the three months ended March 31, 2018. Excluding the net effect of the items offset in fuel and transportation expense, primarily retained fuel, operating revenues increased $12.3 million, or 4%. The increase was driven by our recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates. Storage, parking and lending revenues decreased $1.7 million from unfavorable market conditions.

Operating costs and expenses for the three months ended March 31, 2019, decreased $1.9 million, or 1%, to $192.8 million, compared to $194.7 million for the three months ended March 31, 2018. Excluding items offset in operating revenues, operating costs and expenses decreased $0.1 million, less than 1%, when compared to the comparable period in 2018. The operating expense decrease was primarily due to the timing of maintenance projects and a favorable property tax settlement, offset by higher depreciation expense from an increased asset base from recently completed growth projects and increased employee-related costs.

Total other deductions for the three months ended March 31, 2019, increased $1.5 million, or 3%, to $44.8 million compared to $43.3 million for the 2018 period primarily due to lower capitalized interest due to lower capital spending.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations for 2019. We may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general partnership purposes.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2019 and 2018, were $19.0 million and $24.2 million. Growth capital expenditures were $52.1 million and $86.7 million for the three months ended March 31, 2019 and 2018. In the first quarter 2019, we purchased $2.9 million of natural gas to be used as base gas for our pipeline system.

Contractual Obligations

Our principal debt obligations at March 31, 2019, and December 31, 2018, were $3.7 billion. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 in Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $14.5 million to $166.4 million for the three months ended March 31, 2019, compared to $151.9 million for the comparable 2018 period primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $36.5 million to $73.9 million for the three months ended March 31, 2019, compared to $110.4 million for the comparable 2018 period. The decrease was driven by a decrease of $36.9 million in capital spending related to our growth projects.

Changes in cash flow from financing activities

Net cash used in financing activities increased $55.1 million to $80.8 million for the three months ended March 31, 2019, compared to $25.7 million for the comparable 2018 period primarily due to repayment of borrowings on our revolving credit agreement.

Off-Balance Sheet Arrangements

At March 31, 2019, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

During 2019, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2018 Annual Report on Form 10-K.

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

Refer to Part I, Item 1A. and Part II, Item 7 of our 2018 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2018 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of additional Risk Factors, refer to Part 1, Item 1A of our 2018 Annual Report on Form 10-K.

Item 6.  Exhibits

The following documents are filed or furnished as exhibits to this report:

Exhibit Number	Description

3.1
Certificate of Limited Partnership of Boardwalk Pipeline Partners, LP (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1. Registration No. 333-127578, filed on August 16, 2005).

3.2
Fourth Amended and Restated Agreement of Limited Partnership of Boardwalk Pipeline Partners, LP dated as of July 19, 2018 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2019).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
April 29, 2019	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)