Form 10-Q
period 2019-09-30
Boardwalk Pipeline Partners, LP
filed 2019-10-28
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:		01-32665

BOARDWALK PIPELINE PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware		20-3265614
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

9 Greenway Plaza, Suite 2800
Houston,	Texas	77046
(866)	913-2122
(Address and Telephone Number of Registrant’s Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2019

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$13.7	$3.6
Receivables:
Trade, net	101.5	139.2
Other	12.0	14.5
Gas transportation receivables	8.4	8.8
Costs recoverable from customers	6.4	23.6
Prepayments	22.1	21.3
Other current assets	9.9	1.3
Total current assets	174.0	212.3

Property, Plant and Equipment:
Natural gas transmission and other plant	11,402.7	11,175.4
Construction work in progress	202.8	150.2
Property, plant and equipment, gross	11,605.5	11,325.6
Less—accumulated depreciation and amortization	3,178.6	2,939.8
Property, plant and equipment, net	8,426.9	8,385.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	90.9	68.6
Other	159.3	144.6
Total other assets	487.6	450.6

Total Assets	$9,088.5	$9,048.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2019	December 31, 2018
Current Liabilities:
Payables:
Trade	$77.2	$61.2
Affiliates	3.6	0.5
Other	13.9	9.9
Gas payables	8.6	8.2
Accrued taxes, other	78.9	58.6
Accrued interest	44.6	38.1
Accrued payroll and employee benefits	29.0	34.0
Construction retainage	13.4	20.4
Deferred income	1.2	0.5
Other current liabilities	24.5	26.0
Total current liabilities	294.9	257.4

Long-term debt and finance lease obligation	3,529.9	3,701.3

Other Liabilities and Deferred Credits:
Pension liability	21.8	24.8
Asset retirement obligation	58.3	56.4
Provision for other asset retirement	73.4	68.5
Other	95.1	78.4
Total other liabilities and deferred credits	248.6	228.1

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,096.7	4,947.1
Accumulated other comprehensive loss	(81.6)	(85.2)
Total partners’ capital	5,015.1	4,861.9
Total Liabilities and Partners' Capital	$9,088.5	$9,048.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Transportation	$257.7	$245.8	$857.4	$792.8
Storage, parking and lending	22.5	21.1	68.8	67.8
Other	14.6	11.0	41.8	38.0
Total operating revenues	294.8	277.9	968.0	898.6
Operating Costs and Expenses:
Fuel and transportation	3.6	3.5	10.4	12.0
Operation and maintenance	58.9	46.9	152.6	144.2
Administrative and general	34.0	32.8	104.2	100.6
Depreciation and amortization	86.7	88.9	258.5	256.6
Gain on sale of assets and impairments	—	(0.2)	(0.8)	(0.7)
Taxes other than income taxes	24.2	25.2	80.2	78.7
Total operating costs and expenses	207.4	197.1	605.1	591.4
Operating income	87.4	80.8	362.9	307.2
Other Deductions (Income):
Interest expense	45.4	43.5	136.2	130.9
Interest income	—	—	(0.3)	(0.1)
Miscellaneous other (income) expense, net	(0.6)	(0.7)	0.3	(1.3)
Total other deductions	44.8	42.8	136.2	129.5
Income before income taxes	42.6	38.0	226.7	177.7
Income taxes	0.1	0.1	0.4	0.4
Net income	$42.5	$37.9	$226.3	$177.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$42.5	$37.9	$226.3	$177.3
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	0.2	0.7	1.0
Pension and other postretirement benefit costs, net of tax	0.5	(0.1)	2.9	1.4
Total Comprehensive Income	$43.3	$38.0	$229.9	$179.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$226.3	$177.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	258.5	256.6
Amortization of deferred costs and other	7.2	8.8
Gain on sale of assets and impairments	(0.8)	(0.7)
Changes in operating assets and liabilities:
Trade and other receivables	40.2	10.9
Gas receivables and storage assets	(22.3)	0.6
Costs recoverable from customers	17.2	(11.1)
Other assets	(5.9)	(7.9)
Trade and other payables	(3.2)	2.6
Gas payables	(0.2)	1.2
Accrued liabilities	21.3	16.0
Other liabilities	(2.5)	1.0
Net cash provided by operating activities	535.8	455.3
INVESTING ACTIVITIES:
Capital expenditures	(276.0)	(354.8)
Proceeds from sale of operating assets	2.3	0.9
Advances to affiliates	(3.1)	—
Net cash used in investing activities	(276.8)	(353.9)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	495.2	—
Repayment of borrowings from long-term debt	(350.0)	(185.0)
Proceeds from borrowings on revolving credit agreement	475.0	525.0
Repayment of borrowings on revolving credit agreement	(795.0)	(355.0)
Principal payment of finance lease obligation	(0.5)	(0.4)
Advances from affiliates	3.1	0.1
Distributions paid	(76.7)	(76.7)
Net cash used in financing activities	(248.9)	(92.0)
Increase in cash and cash equivalents	10.1	9.4
Cash and cash equivalents at beginning of period	3.6	17.6
Cash and cash equivalents at end of period	$13.7	$27.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended September 30, 2018
	Common Units	General Partner	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance June 30, 2018	$4,803.0	$94.3	$—	$(78.7)	$4,818.6
Add (deduct):
Net income	—	—	37.9	—	37.9
Distributions paid	—	—	(25.6)	—	(25.6)
Other comprehensive income, net of tax	—	—	—	0.1	0.1
General Partner purchase of common units and conversion to partnership interests	(4,803.0)	(94.3)	4,897.3	—	—
Balance September 30, 2018	$—	$—	$4,909.6	$(78.6)	$4,831.0

	Three Months Ended September 30, 2019
	Common Units	General Partner	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance June 30, 2019	$—	$—	$5,079.8	$(82.4)	$4,997.4
Add (deduct):
Net income	—	—	42.5	—	42.5
Distributions paid	—	—	(25.6)	—	(25.6)
Other comprehensive income, net of tax	—	—	—	0.8	0.8
Balance September 30, 2019	$—	$—	$5,096.7	$(81.6)	$5,015.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Units	General Partner	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2017	$4,713.1	$92.7	$—	$(81.0)	$4,724.8
Add (deduct):
Cumulative effect adjustment from the implementation of ASC 606	(12.6)	(0.2)	—	—	(12.8)
Adjustment related to registration rights agreement	16.0	—	—	—	16.0
Net income	136.6	2.8	37.9	—	177.3
Distributions paid	(50.1)	(1.0)	(25.6)	—	(76.7)
Other comprehensive income, net of tax	—	—	—	2.4	2.4
General Partner purchase of common units and conversion to partnership interests	(4,803.0)	(94.3)	4,897.3	—	—
Balance September 30, 2018	$—	$—	$4,909.6	$(78.6)	$4,831.0

	Nine Months Ended September 30, 2019
	Common Units	General Partner	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2018	$—	$—	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	—	—	226.3	—	226.3
Distributions paid	—	—	(76.7)	—	(76.7)
Other comprehensive income, net of tax	—	—	—	3.6	3.6
Balance September 30, 2019	$—	$—	$5,096.7	$(81.6)	$5,015.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of September 30, 2019, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company’s capital.

The accompanying unaudited condensed consolidated financial statements of the Company were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2019, and December 31, 2018, its results of operations, comprehensive income and changes in partners' capital for the three and nine months ended September 30, 2019 and 2018, and changes in cash flows for the nine months ended September 30, 2019 and 2018. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K are the same used in preparing the accompanying unaudited condensed consolidated financial statements, except for the changes described in Note 2 below.

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

Note 3: Revenues

The Company operates in one reportable segment and contracts directly with producers of natural gas, with end-use customers, including local distribution companies, marketers, electric power generators and industrial users, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from Contracts with Customers
Firm Service (1)	$275.7	$264.5	$919.6	$850.9
Interruptible Service	8.3	7.7	19.5	25.0
Other revenues	2.8	1.2	7.9	9.7
Total revenues from contracts with customers	286.8	273.4	947.0	885.6
Other operating revenues(2)	8.0	4.5	21.0	13.0
Total Operating Revenues	$294.8	$277.9	$968.0	$898.6

(1) Revenues earned from contracts with minimum volume commitments (MVCs) are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term. The nine months ended September 30, 2019, contains $26.2 million of proceeds received related to the bankruptcy of a customer as discussed in Note 7.

(2) Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of September 30, 2019, and December 31, 2018, the Company had receivables recorded in Trade Receivables from contracts with customers of $101.5 million and $139.2 million and contract liabilities recorded in Other Liabilities from contracts with customers of $11.4 million and $9.2 million. As of September 30, 2019, the Company had contract assets recorded in Other Assets from contracts with customers of $1.2 million and did not have any contract assets recorded as of December 31, 2018.

Contract liabilities are expected to be recognized through 2024. Significant changes in the contract liabilities balances during the nine months ended September 30, 2019, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2018	$9.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(1.4)
Increases due to cash received, excluding amounts recognized as revenues during the period	3.6
Balance as of September 30, 2019	$11.4

Significant changes in the contract liabilities balances during the nine months ended September 30, 2018, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2017	$1.9
Cumulative effect adjustment from the implementation of ASC 606	6.4
Revenues recognized that were included in the contract liability balance at the beginning of the period	(2.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	3.1
Balance as of September 30, 2018	$9.1

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2019. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to September 30, 2019, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2019	2020	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2019 (1)	$1,130.5	$1,009.0	$7,964.0	$10,103.5
Operating revenues which are fixed and determinable (operating leases) (1)	20.0	20.5	188.5	229.0
Total projected operating revenues under committed firm agreements as of September 30, 2019 (1)	$1,150.5	$1,029.5	$8,152.5	$10,332.5

(1) For the 2019 period, $868.3 million represents actual fixed fee revenues recognized for the fulfillment of performance obligations during the nine months ended September 30, 2019.

Note 4: Leases

The Company has various operating lease commitments extending through 2028, generally covering office space and equipment rentals, some of which contain options to renew or extend the lease term. The Company also has a finance lease related to the lease of an office building in Owensboro, Kentucky, that has a fifteen-year term with two twenty-year renewal options.

The components of lease cost were as follows (in millions):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$1.1	$3.1
Short-term lease cost	0.4	1.8
Finance lease cost:
Amortization of right-of-use asset	0.2	0.5
Interest on lease liabilities	0.1	0.3
Total lease cost	$1.8	$5.7

The following provides supplemental balance sheet information related to the Company’s leases:

As of September 30, 2019
Right-of-use assets (in millions)
Operating leases (recorded in Other Assets)	$15.8
Finance lease (recorded in Plant, Property and Equipment)	6.2
Lease liabilities (in millions)
Operating leases (recorded in Other Liabilities, current and non-current)	18.3
Finance lease	7.6
Weighted-average remaining lease term (years)
Operating leases	4.7
Finance lease	8.8
Weighted-average discount rate
Operating leases	4.68%
Finance lease	5.89%

The table below presents the maturities of lease liabilities (in millions):

	As of September 30, 2019
	Operating Leases	Finance Leases
2019 (1)	$1.2	$0.2
2020	4.6	1.1
2021	4.4	1.1
2022	4.3	1.1
2023	3.8	1.1
Thereafter	2.1	5.2
Total	20.4	9.8
Less: discount	(2.1)	(2.2)
Total lease liabilities	$18.3	$7.6

(1) For the three-month period beginning October 1, 2019.

The following table summarizes minimum future commitments to be made under non-cancelable operating leases as of December 31, 2018 (in millions):

2019	$4.8
2020	4.7
2021	4.6
2022	4.5
2023	4.1
Thereafter	1.9
Total	$24.6

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of September 30, 2019, the amount of gas owed to the operating subsidiaries of the Company due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 10.5 trillion British thermal units (TBtu). Assuming an average market price during September 2019 of $2.23 per million British thermal unit (MMBtu), the market value of that gas was approximately $23.4 million. As of December 31, 2018, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.5 TBtu. Assuming an average market price during December 2018 of $3.68 per MMBtu, the market value of that gas was approximately $49.7 million. As of September 30, 2019, and December 31, 2018, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Long-Term Debt: The estimated fair value of the Company's publicly traded debt is based on quoted market prices at September 30, 2019, and December 31, 2018. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at September 30, 2019, and December 31, 2018. The carrying amount of the Company's variable-rate debt at September 30, 2019, and December 31, 2018, approximated fair value.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, were as follows (in millions):

As of September 30, 2019			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13.7		$13.7	$—	$—	$13.7
Financial Liabilities
Long-term debt	$3,529.8	(1)	$—	$3,742.0	$—	$3,742.0

(1) The carrying amount of long-term debt excludes a $7.0 million long-term finance lease obligation and
$6.9 million of unamortized debt issuance costs.

As of December 31, 2018			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.6		$3.6	$—	$—	$3.6
Financial Liabilities
Long-term debt	$3,700.9	(1)	$—	$3,714.6	$—	$3,714.6

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July 2019. In October 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. The case will be set for trial in early 2021.

City of New Orleans Litigation

Gulf South Pipeline Company, LP, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. Based on the facts and circumstances presently known, in the opinion of management, this case is not expected to be material to the Company's financial condition, results of operations or cash flows.

Letter of Credit Proceeds

In the second quarter 2019, a customer of Texas Gas Transmission, LLC, a subsidiary of the Company, (Texas Gas) declared bankruptcy and rejected the transportation agreements it had with Texas Gas as part of the bankruptcy proceedings. Subsequent to the bankruptcy declaration, Texas Gas pursued and received proceeds of $27.7 million from existing letters of credit provided to Texas Gas as credit support. In June 2019, the bankruptcy court approved the rejection of the transportation agreements, which relieved Texas Gas from providing further transportation services to its customer. As a result, Texas Gas first applied the proceeds from the letters of credit to outstanding receivables and then recognized as transportation revenues the remaining $26.2 million of proceeds, which represent a portion of the future performance obligations that were eliminated under the transportation agreements.

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2019, were approximately $170.7 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company’s commitments under pipeline capacity agreements disclosed in Note 4 of Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. Refer to Note 4 for further information about the Company’s operating and finance lease commitments.

Note 8:  Financing

As of September 30, 2019, and December 31, 2018, the Company had total outstanding debt of $3.5 billion and $3.7 billion, including amounts outstanding under the Company’s notes and debentures and its revolving credit facility.

Notes and Debentures

As of September 30, 2019, and December 31, 2018, the Company had notes and debentures outstanding of $3.3 billion and $3.1 billion with weighted-average interest rates of 5.06% and 5.17%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of September 30, 2019, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Issuance of Notes

For the nine months ended September 30, 2019, the Company completed the following debt issuance (in millions, except interest rate):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
May 2019	Boardwalk Pipelines	$500.0	$4.8	$495.2	(1)	4.80%	May 3, 2029	May 3 and November 3

(1)
The net proceeds of this offering were used to retire the outstanding $350.0 million aggregate principal amount of Boardwalk Pipelines 5.75% notes due 2019 (Boardwalk Pipelines 2019 Notes) at maturity. Initially, the Company used the net proceeds to reduce outstanding borrowings under its revolving credit facility. Subsequently, in September 2019, the Company retired all of the outstanding aggregate principal amount of Boardwalk Pipelines 2019 Notes at maturity with borrowings under its revolving credit facility.

Revolving Credit Facility

Outstanding borrowings under the Company’s revolving credit facility as of September 30, 2019, and December 31, 2018, were $260.0 million and $580.0 million, with weighted-average borrowing rates of 3.28% and 3.69%. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of September 30, 2019. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

Note 9: Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2019 and 2018, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Service cost	$0.7	$0.7	$—	$—
Interest cost	0.9	1.2	0.4	0.4
Expected return on plan assets	(1.6)	(1.7)	(0.6)	(1.2)
Amortization of unrecognized net loss	0.4	0.3	—	—
Settlement charge	0.6	0.4	—	—
Net periodic benefit cost	$1.0	$0.9	$(0.2)	$(0.8)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2019 and 2018, were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$2.3	$2.5	$—	$0.1
Interest cost	3.1	3.4	1.1	1.1
Expected return on plan assets	(4.8)	(5.7)	(2.2)	(3.5)
Amortization of unrecognized net loss	1.6	1.1	—	—
Settlement charge	2.7	2.6	—	—
Net periodic benefit cost	$4.9	$3.9	$(1.1)	$(2.3)

During the nine months ended September 30, 2019, the Company made $3.8 million in contributions to the defined benefit pension plan, and expects to fund an additional $0.9 million in the remainder of 2019.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution money purchase plan. The Company also provides 401(k) plan benefits to its employees. Costs related to the Company’s defined contribution plans were $2.8 million and $2.7 million for the three months ended September 30, 2019 and 2018, and $8.4 million and $8.0 million for the nine months ended September 30, 2019 and 2018.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including but not limited to, information technology, tax, risk management, internal audit and corporate development services and also charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million and $1.6 million for the three months ended September 30, 2019 and 2018, and $4.3 million and $4.6 million for the nine months ended September 30, 2019 and 2018.

Total distributions paid to BPHC and Boardwalk GP were $25.6 million for each of the three months ended September 30, 2019 and 2018, and $76.7 million and $51.7 million for the nine months ended September 30, 2019 and 2018. The distribution paid to BPHC and Boardwalk GP in 2019 was impacted by the increase in ownership by Boardwalk GP in the third quarter 2018.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Interest (net of amount capitalized)	$122.5	$124.9
Non-cash adjustments:
Accounts payable and property, plant and equipment	62.5	51.9
Right-of-use assets obtained in exchange for lease obligations	18.2	—

Note 12: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Company (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Company's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Company except as noted in their debt covenants and had no restricted assets as of September 30, 2019, and December 31, 2018. Note 8 contains additional information regarding the Company's debt and related covenants.

The Company has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of September 30, 2019
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$4.2	$9.2	$—	$13.7
Receivables	—	—	113.5	—	113.5
Receivables - affiliate	—	—	6.7	(6.7)	—
Costs recoverable from customers	—	—	6.4	—	6.4
Prepayments	0.3	0.1	21.7	—	22.1
Advances to affiliates	3.1	—	3.1	(3.1)	3.1
Other current assets	—	—	18.4	(3.2)	15.2
Total current assets	3.7	4.3	179.0	(13.0)	174.0
Investment in consolidated subsidiaries	3,004.3	7,201.9	—	(10,206.2)	—
Property, plant and equipment, gross	0.6	—	11,604.9	—	11,605.5
Less–accumulated depreciation and amortization	0.6	—	3,178.0	—	3,178.6
Property, plant and equipment, net	—	—	8,426.9	—	8,426.9
Advances to affiliates – noncurrent	2,011.1	429.3	155.0	(2,595.4)	—
Other noncurrent assets	0.2	4.2	483.0	0.2	487.6
Total other assets	2,011.3	433.5	638.0	(2,595.2)	487.6

Total Assets	$5,019.3	$7,639.7	$9,243.9	$(12,814.4)	$9,088.5

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$90.5	$—	$91.1
Payable to affiliates	0.5	—	6.7	(6.7)	0.5
Advances from affiliates	3.1	3.1	—	(3.1)	3.1
Other current liabilities	—	36.4	166.7	(2.9)	200.2
Total current liabilities	4.1	39.6	263.9	(12.7)	294.9
Long-term debt and finance lease obligation	—	2,427.9	1,102.0	—	3,529.9
Advances from affiliates - noncurrent	—	2,166.1	429.3	(2,595.4)	—
Other noncurrent liabilities	0.1	1.8	246.8	(0.1)	248.6
Total other liabilities and deferred credits	0.1	2,167.9	676.1	(2,595.5)	248.6
Total partners' capital	5,015.1	3,004.3	7,201.9	(10,206.2)	5,015.1

Total Liabilities and Partners' Capital	$5,019.3	$7,639.7	$9,243.9	$(12,814.4)	$9,088.5

Condensed Consolidating Balance Sheets as of December 31, 2018
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$1.6	$1.7	$—	$3.6
Receivables	—	—	153.7	—	153.7
Receivables - affiliate	—	—	9.5	(9.5)	—
Costs recoverable from customers	—	—	23.6	—	23.6
Prepayments	0.3	—	21.0	—	21.3
Advances to affiliates	—	—	2.0	(2.0)	—
Other current assets	—	—	14.3	(4.2)	10.1
Total current assets	0.6	1.6	225.8	(15.7)	212.3
Investment in consolidated subsidiaries	2,828.1	7,136.6	—	(9,964.7)	—
Property, plant and equipment, gross	0.6	—	11,325.0	—	11,325.6
Less–accumulated depreciation and amortization	0.6	—	2,939.2	—	2,939.8
Property, plant and equipment, net	—	—	8,385.8	—	8,385.8
Advances to affiliates – noncurrent	2,034.2	460.1	431.8	(2,926.1)	—
Other noncurrent assets	0.2	2.5	446.5	1.4	450.6
Total other assets	2,034.4	462.6	878.3	(2,924.7)	450.6

Total Assets	$4,863.1	$7,600.8	$9,489.9	$(12,905.1)	$9,048.7

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.6	$0.1	$70.4	$—	$71.1
Payable to affiliates	0.5	—	9.5	(9.5)	0.5
Advances from affiliates	—	2.0	—	(2.0)	—
Other current liabilities	0.1	24.3	164.2	(2.8)	185.8
Total current liabilities	1.2	26.4	244.1	(14.3)	257.4
Long-term debt and finance lease obligation	—	2,280.1	1,421.2	—	3,701.3
Advances from affiliates - noncurrent	—	2,466.0	460.1	(2,926.1)	—
Other noncurrent liabilities	—	0.2	227.9	—	228.1
Total other liabilities and deferred credits	—	2,466.2	688.0	(2,926.1)	228.1
Total partners' capital	4,861.9	2,828.1	7,136.6	(9,964.7)	4,861.9

Total Liabilities and Partners' Capital	$4,863.1	$7,600.8	$9,489.9	$(12,905.1)	$9,048.7

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$278.2	$(20.5)	$257.7
Storage, parking and lending	—	—	22.6	(0.1)	22.5
Other	—	—	14.6	—	14.6
Total operating revenues	—	—	315.4	(20.6)	294.8

Operating Costs and Expenses:
Fuel and transportation	—	—	24.2	(20.6)	3.6
Operation and maintenance	—	—	58.9	—	58.9
Administrative and general	0.1	—	33.9	—	34.0
Other operating costs and expenses	0.1	—	110.8	—	110.9
Total operating costs and expenses	0.2	—	227.8	(20.6)	207.4
Operating (loss) income	(0.2)	—	87.6	—	87.4

Other Deductions (Income):
Interest expense	—	34.9	10.5	—	45.4
Interest (income) expense - affiliates, net	(16.7)	12.4	4.3	—	—
Equity in earnings of subsidiaries	(26.0)	(73.3)	—	99.3	—
Miscellaneous other income, net	—	—	(0.6)	—	(0.6)
Total other (income) deductions	(42.7)	(26.0)	14.2	99.3	44.8

Income (loss) before income taxes	42.5	26.0	73.4	(99.3)	42.6
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$42.5	$26.0	$73.3	$(99.3)	$42.5

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$266.5	$(20.7)	$245.8
Storage, parking and lending	—	—	21.1	—	21.1
Other	—	—	11.0	—	11.0
Total operating revenues	—	—	298.6	(20.7)	277.9

Operating Costs and Expenses:
Fuel and transportation	—	—	24.2	(20.7)	3.5
Operation and maintenance	—	—	46.9	—	46.9
Administrative and general	(0.1)	—	32.9	—	32.8
Other operating costs and expenses	0.1	—	113.8	—	113.9
Total operating costs and expenses	—	—	217.8	(20.7)	197.1
Operating income	—	—	80.8	—	80.8

Other Deductions (Income):
Interest expense	—	29.2	14.3	—	43.5
Interest (income) expense - affiliates, net	(17.5)	14.0	3.5	—	—
Equity in earnings of subsidiaries	(20.4)	(63.6)	—	84.0	—
Miscellaneous other income, net	—	—	(0.7)	—	(0.7)
Total other (income) deductions	(37.9)	(20.4)	17.1	84.0	42.8

Income (loss) before income taxes	37.9	20.4	63.7	(84.0)	38.0
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$37.9	$20.4	$63.6	$(84.0)	$37.9

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$918.9	$(61.5)	$857.4
Storage, parking and lending	—	—	69.5	(0.7)	68.8
Other	—	—	41.8	—	41.8
Total operating revenues	—	—	1,030.2	(62.2)	968.0

Operating Costs and Expenses:
Fuel and transportation	—	—	72.6	(62.2)	10.4
Operation and maintenance	—	—	152.6	—	152.6
Administrative and general	—	—	104.2	—	104.2
Other operating costs and expenses	0.3	—	337.6	—	337.9
Total operating costs and expenses	0.3	—	667.0	(62.2)	605.1
Operating (loss) income	(0.3)	—	363.2	—	362.9

Other Deductions (Income):
Interest expense	—	97.6	38.6	—	136.2
Interest (income) expense - affiliates, net	(54.0)	46.7	7.3	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(172.6)	(316.9)	—	489.5	—
Miscellaneous other expense, net	—	—	0.3	—	0.3
Total other (income) deductions	(226.6)	(172.6)	45.9	489.5	136.2

Income (loss) before income taxes	226.3	172.6	317.3	(489.5)	226.7
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$226.3	$172.6	$316.9	$(489.5)	$226.3

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$854.7	$(61.9)	$792.8
Storage, parking and lending	—	—	68.1	(0.3)	67.8
Other	—	—	38.0	—	38.0
Total operating revenues	—	—	960.8	(62.2)	898.6

Operating Costs and Expenses:
Fuel and transportation	—	—	74.2	(62.2)	12.0
Operation and maintenance	—	—	144.2	—	144.2
Administrative and general	(0.2)	—	100.8	—	100.6
Other operating costs and expenses	0.3	—	334.3	—	334.6
Total operating costs and expenses	0.1	—	653.5	(62.2)	591.4
Operating (loss) income	(0.1)	—	307.3	—	307.2

Other Deductions (Income):
Interest expense	—	91.8	39.1	—	130.9
Interest (income) expense - affiliates, net	(49.3)	38.1	11.2	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(128.1)	(258.0)	—	386.1	—
Miscellaneous other income, net	—	—	(1.3)	—	(1.3)
Total other (income) deductions	(177.4)	(128.1)	48.9	386.1	129.5

Income (loss) before income taxes	177.3	128.1	258.4	(386.1)	177.7
Income taxes	—	—	0.4	—	0.4
Net income (loss)	$177.3	$128.1	$258.0	$(386.1)	$177.3

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$42.5	$26.0	$73.3	$(99.3)	$42.5
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	0.3	0.1	(0.4)	0.3
Pension and other postretirement benefit costs, net of tax	0.5	0.5	0.5	(1.0)	0.5
Total Comprehensive Income (Loss)	$43.3	$26.8	$73.9	$(100.7)	$43.3

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$37.9	$20.4	$63.6	$(84.0)	$37.9
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.2	0.1	(0.3)	0.2
Pension and other postretirement benefit costs, net of tax	(0.1)	(0.1)	(0.1)	0.2	(0.1)
Total Comprehensive Income (Loss)	$38.0	$20.5	$63.6	$(84.1)	$38.0

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$226.3	$172.6	$316.9	$(489.5)	$226.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.7	0.7	0.5	(1.2)	0.7
Pension and other postretirement benefit costs, net of tax	2.9	2.9	2.9	(5.8)	2.9
Total Comprehensive Income (Loss)	$229.9	$176.2	$320.3	$(496.5)	$229.9

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$177.3	$128.1	$258.0	$(386.1)	$177.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.0	1.0	0.5	(1.5)	1.0
Pension and other postretirement benefit costs, net of tax	1.4	1.4	1.4	(2.8)	1.4
Total Comprehensive Income (Loss)	$179.7	$130.5	$259.9	$(390.4)	$179.7

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$53.6	$(129.6)	$611.8	$—	$535.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(276.0)	—	(276.0)
Proceeds from sale of operating assets	—	—	2.3	—	2.3
Advances to affiliates, net	20.0	30.8	20.7	(74.6)	(3.1)
Net cash provided by (used in) investing activities	20.0	30.8	(253.0)	(74.6)	(276.8)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.2	—	—	495.2
Repayment of borrowings from long- term debt	—	(350.0)	—	—	(350.0)
Proceeds from borrowings on revolving credit agreement	—	—	475.0	—	475.0
Repayment of borrowings on revolving credit agreement	—	—	(795.0)	—	(795.0)
Principal payment of finance lease obligation	—	—	(0.5)	—	(0.5)
Advances from affiliates, net	3.1	(43.8)	(30.8)	74.6	3.1
Distributions paid	(76.7)	—	—	—	(76.7)
Net cash (used in) provided by financing activities	(73.6)	101.4	(351.3)	74.6	(248.9)

Increase in cash and cash equivalents	—	2.6	7.5	—	10.1
Cash and cash equivalents at beginning of period	0.3	1.6	1.7	—	3.6
Cash and cash equivalents at end of period	$0.3	$4.2	$9.2	$—	$13.7

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$48.8	$(124.6)	$531.1	$—	$455.3

INVESTING ACTIVITIES:
Capital expenditures	—	—	(354.8)	—	(354.8)
Proceeds from sale of operating assets	—	—	0.9	—	0.9
Advances to affiliates, net	27.7	44.3	(303.7)	231.7	—
Net cash provided by (used in) investing activities	27.7	44.3	(657.6)	231.7	(353.9)

FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	—	(185.0)	—	—	(185.0)
Proceeds from borrowings on revolving credit agreement	—	—	525.0	—	525.0
Repayment of borrowings on revolving credit agreement	—	—	(355.0)	—	(355.0)
Principal payment of finance lease obligation	—	—	(0.4)	—	(0.4)
Advances from affiliates, net	0.1	276.3	(44.6)	(231.7)	0.1
Distributions paid	(76.7)	—	—	—	(76.7)
Net cash (used in) provided by financing activities	(76.6)	91.3	125.0	(231.7)	(92.0)

(Decrease) increase in cash and cash equivalents	(0.1)	11.0	(1.5)	—	9.4
Cash and cash equivalents at beginning of period	0.3	4.6	12.7	—	17.6
Cash and cash equivalents at end of period	$0.2	$15.6	$11.2	$—	$27.0

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

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended September 30, 2019, approximately 88% of our revenues, excluding retained fuel, were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $10.3 billion from fixed fees under committed firm agreements in place as of September 30, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements. This amount has increased by approximately $1.2 billion from the comparable amount at December 2018, from contracts entered into during 2019. The table shown under Performance Obligations in Note 3 to the Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts shown in the Note 3 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The amounts shown in the Note 3 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2019.

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

Results of Operations

For the Nine Months Ended September 30, 2019 and 2018

Our net income for the nine months ended September 30, 2019, increased $49.0 million, or 28%, to $226.3 million compared to $177.3 million for the nine months ended September 30, 2018, primarily due to the factors discussed below. Excluding the impact from the $24.2 million of proceeds received in 2019 related to a customer bankruptcy, as discussed in Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q, our net income for the nine months ended September 30, 2019, would have increased $24.8 million, or 14%, compared to the comparative prior period.

Operating revenues for the nine months ended September 30, 2019, increased $69.4 million, or 8%, to $968.0 million, compared to $898.6 million for the nine months ended September 30, 2018. Excluding the net effect of the items offset in fuel and transportation expense, primarily retained fuel, and the customer bankruptcy discussed above, operating revenues increased $46.8 million, or 5%. The increase was driven by our recently completed growth projects, partially offset by contract restructuring and contract expirations that were recontracted at overall lower average rates.

Operating costs and expenses for the nine months ended September 30, 2019, increased $13.7 million, or 2%, to $605.1 million, compared to $591.4 million for the nine months ended September 30, 2018. Excluding items offset in operating revenues, operating costs and expenses increased $15.3 million, or 3%, when compared to the comparable period in 2018. The operating expense increase was primarily due to higher maintenance project expenses and an increased asset base from recently completed growth projects.

Total other deductions for the nine months ended September 30, 2019, increased $6.7 million, or 5%, to $136.2 million compared to $129.5 million for the 2018 period primarily due to lower capitalized interest due to lower capital spending and increased pension plan costs.

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2019 and 2018, were $76.7 million and $74.8 million. Growth capital expenditures were $186.7 million and $269.8 million for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, we purchased $12.6 million and $10.2 million of natural gas to be used as base gas for our pipeline system.

Contractual Obligations

Our principal debt obligations at September 30, 2019, and December 31, 2018, were $3.6 billion and $3.7 billion. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 in Part II, Item 8 of our 2018 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $80.5 million to $535.8 million for the nine months ended September 30, 2019, compared to $455.3 million for the comparable 2018 period primarily due to the change in net income and the timing of receivables.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $77.1 million to $276.8 million for the nine months ended September 30, 2019, compared to $353.9 million for the comparable 2018 period. The decrease was driven by a decrease of $78.8 million in capital spending related to our growth projects.

Changes in cash flow from financing activities

Net cash used in financing activities increased $156.9 million to $248.9 million for the nine months ended September 30, 2019, compared to $92.0 million for the comparable 2018 period primarily due to an increase in net repayments of long-term debt.

Off-Balance Sheet Arrangements

At September 30, 2019, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definitions Document
*101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
October 28, 2019	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)