Form 10-K
period 2019-12-31
Boardwalk Pipeline Partners, LP
filed 2020-02-11
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐

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

2019 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I

Item 1. Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business, which is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries (together, the operating subsidiaries), consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. All of our operations are conducted by the operating subsidiaries. As of December 31, 2019, Boardwalk Pipelines Holding Corp., a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of our capital.

Our Business

We operate in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. We own approximately 14,055 miles of natural gas and NGLs pipelines and underground storage caverns having aggregate capacity of approximately 205.0 billion cubic feet (Bcf) of working natural gas and 31.8 million barrels (MMBbls) of NGLs. Our natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas and the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, and our NGLs pipelines and storage facilities are located in Louisiana and Texas.

We serve a broad mix of customers, including producers of natural gas, local distribution companies (LDCs), marketers, electric power generators, exporters of liquefied natural gas (LNG), industrial users and interstate and intrastate pipelines. We provide a significant portion of our natural gas pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation fees, which are fixed fees based on the quantity of capacity reserved, regardless of use. Other fees are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. Contracts for our NGLs services are generally fee-based or based on minimum volume requirements, while others are dependent on actual volumes transported or stored. For the year ended December 31, 2019, approximately 87% of our revenues, excluding retained fuel, were derived from capacity reservation fees under firm contracts, approximately 10% of our revenues were derived from fees based on utilization under firm contracts and approximately 3% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services.

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

Our Pipeline and Storage Systems

We own and operate approximately 13,610 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern United States (U.S.) through numerous interconnections with unaffiliated pipelines. We also own and operate approximately 445 miles of NGLs pipelines in Louisiana and Texas. In 2019, our pipeline systems transported approximately 2.9 trillion cubic feet of natural gas and approximately 86.6 MMBbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2019 was approximately 8.0 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 205.0 Bcf and our NGLs storage facilities consist of eleven salt-dome caverns located in Louisiana with an aggregate storage capacity of approximately 31.8 MMBbls. We also own seven salt-dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGLs storage operations.

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

The following is a summary of each of our principal operating subsidiaries:

Gulf South Pipeline Company, LLC (Gulf South): Effective January 1, 2020, Gulf South converted from a limited partnership to a limited liability company. Immediately subsequent to the conversion, our Gulf Crossing Pipeline Company LLC, (Gulf Crossing) operating subsidiary was merged into Gulf South. Our merged Gulf South pipeline system is located along the Gulf Coast in the states of Oklahoma, Texas, Louisiana, Mississippi, Alabama and Florida. The on-system markets directly served by the Gulf South system are generally located in eastern Texas, Louisiana, southern Mississippi, southern Alabama and the Florida Panhandle. These markets include LNG export markets in the Freeport, Texas, area, power plants, LDCs and municipalities located across the system, including New Orleans, Louisiana; Jackson, Mississippi; Mobile, Alabama; and Pensacola, Florida, and other end-users located across the system, including the Baton Rouge to New Orleans industrial corridor and Lake Charles, Louisiana. Gulf South also has indirect access to off-system markets through numerous interconnections with unaffiliated interstate and intrastate pipelines and storage facilities. These pipeline interconnections provide access to markets throughout the northeastern, midwestern and southeastern U.S.

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

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively, Louisiana Midstream):
Louisiana Midstream provides transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana - the Choctaw Hub in the Mississippi River Corridor area and the Sulphur Hub in the Lake Charles area. These assets provide approximately 48.5 MMBbls of salt-dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and approximately 285 miles of pipeline assets, including an extensive ethylene distribution system. Louisiana Midstream also owns and operates the Evangeline Pipeline, an approximately 175-mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Port Neches, Texas, and Baton Rouge, Louisiana, where it interconnects with the ethylene distribution system and storage facilities at the Choctaw Hub. Throughput for Louisiana Midstream was 86.6 MMBbls for the year ended December 31, 2019.

Boardwalk Texas Intrastate, LLC (Texas Intrastate): Texas Intrastate provides intrastate natural gas transportation services on pipelines located in South Texas extending on the west side from Bee County, near the Eagle Ford Shale, and Agua Dulce to the Corpus Christi area and to an interconnect with Gulf South in Jackson County, Texas. Texas Intrastate is situated to provide access to industrial and LNG export markets in the Corpus Christi area, proposed power plants and third-party pipelines for exports to Mexico.

The following table provides information for our pipeline and storage systems as of February 11, 2020:

Pipeline and Storage Systems	Miles of Pipeline	Working Gas Storage Capacity (Bcf)	Liquids Storage Capacity (MMBbls)	Peak-day Delivery Capacity (Bcf/d) (1)	Average Daily Throughput (Bcf/d) (1)
Gulf South (2)	7,360	113.1	—	10.5	4.9
Texas Gas	5,980	84.3	—	5.4	3.1
Louisiana Midstream	460	7.6	31.8	—	—
Texas Intrastate	255	—	—	—	—
(1) Bcf per day (Bcf/d)
(2) Includes Gulf Crossing since Gulf Crossing was merged into Gulf South effective January 1, 2020.

Current Growth Projects

In response to changes in the natural gas industry and growth in the petrochemical industry, we have been engaged in several growth projects. Since 2016, we have placed into service several growth projects that represent more than $1.6 billion of total capital expenditures and provide more than 3.1 Bcf of natural gas transportation capacity to producers, power plants and an LNG export facility. These projects include our Northern Supply Access, our Coastal Bend Header, our Sulphur Storage and Pipeline Expansion and two power plant projects, one in Louisiana and one in Texas. We expect to spend approximately $460.0 million on our growth projects currently under construction through 2022 that are expected to serve increased demand from natural gas end-users such as power generation plants and industrials, as well as liquids demand from petrochemical facilities. Collectively, these projects represent approximately 1.2 Bcf/d of natural gas transportation to end-users. These growth projects include two projects that will provide firm transportation services to new power plant customers - one in Mississippi and one in Texas. We are also progressing with the construction of several NGL growth projects that will provide transportation and storage services and brine supply services to petrochemical and industrial customers in southern Louisiana. All of our growth projects are secured by long-term firm contracts.

Refer to Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K for further discussion of capital expenditures and financing.

Nature of Contracts

We contract with our customers to provide transportation and storage services on both a firm and interruptible basis. We also provide bundled firm transportation and storage services, such as NNS, and interruptible PAL services for our customers and brine supply services for certain petrochemical customers and fractionation services.

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

Customers and Markets Served

We contract directly with producers of natural gas and with end-use customers, including LDCs, exporters of LNG, marketers, electric power generators, industrial users and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. Based on our 2019 transportation, storage and PAL revenues, net of fuel, our customer mix was as follows: natural gas producers (30%), power generators (18%), marketers (18%), LDCs (16%), industrial end-users (10%) and exporters of LNG (8%). Based upon our 2019 transportation, storage and PAL revenues, net of fuel, our deliveries were as follows: pipeline interconnects (39%), LDCs (19%), power generators (14%), industrial end-users (13%), storage activities (8%), exporters of LNG (6%) and others (1%). No customer comprised 10% or more of our operating revenues in 2019.

Natural Gas Producers: Producers of natural gas use our services to transport gas supplies from producing areas, including shale natural gas production areas, to supply pools and to other customers on and off of our systems. Producers contract with us for storage services to store excess production and to optimize the ultimate sales prices for their gas.

Power Generators: Our natural gas pipelines are directly connected to 41 natural-gas-fired power generation facilities in nine states. The demand of the power generating customers generally peaks during the summer cooling season which is counter to the winter season peak demands of the LDCs, although recently we have begun to see an increase in demand from power generators in the winter months as well, due to the overall increase in the use of natural gas over other sources, such as coal, to generate electricity. Our power generating customers can use a combination of NNS, firm and interruptible transportation services.

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

Our delivery market has diversified over time, with more deliveries going to end-use customers, whereas historically, our delivery markets were primarily to other pipelines who then delivered to the end-use customers. As of December 31, 2019, we had approximately $9.3 billion of projected operating revenues under committed firm transportation agreements, of which our deliveries are expected to be as follows: pipeline interconnects (24%), power generators (24%), exporters of LNG (24%), industrial end-users (13%), LDCs (9%), storage activities (4%) and others (2%).

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

U.S. Department of Transportation (DOT): We are regulated by the DOT, through the Pipeline and Hazardous Material Safety Administration (PHMSA), under the Natural Gas Pipeline Safety Act of 1968, as amended (NGPSA), and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (HLPSA). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGLs pipeline facilities. We have authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow us to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline’s Specified Minimum Yield Strength (SMYS). Operating at these pressures allows us to transport all of the existing natural gas volumes we have contracted for with our customers. PHMSA retains discretion whether to grant or maintain authority for us to operate our natural gas pipeline assets at higher pressures and, in the event that PHMSA should elect not to allow us to operate at these higher pressures, it could affect our ability to transport all of our contracted quantities of natural gas on these pipeline assets, and we could incur significant additional costs to reinstate this authority or to develop alternate ways to meet our contractual obligations. PHMSA's regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (HCAs), high-population areas (also known as moderate consequence areas (MCAs), as well as Class 3 and Class 4 areas, which are determined by specific population densities near our pipelines), certain drinking water sources and unusually sensitive ecological areas, along our pipelines, and take additional safety measures to protect people and property in these areas.

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Act). The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Act extended PHMSA’s statutory mandate through September 2019 and, among other things, required PHMSA to complete its outstanding mandates under the 2011 Act and develop new safety standards for natural gas storage facilities in 2018. Pursuant to the 2016 Act, in December 2016, PHMSA published an interim final rule that addressed certain safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing. However, in June 2017, PHMSA temporarily suspended specified enforcement actions pertaining to provisions of the December 2016 interim final rule, as PHMSA announced it would reconsider the interim final rule, and subsequently re-opened the rule to public comment in October 2017. The final rule has yet to be finalized. In October 2019, PHMSA released its “Enhanced Emergency Order Procedures” final rule, which replaced an interim final rule issued by the agency in 2016 and empowers PHMSA to respond to imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. In 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in MCAs that do not qualify as HCAs and requiring maximum allowable operating pressure (“MAOP”) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. However, PHMSA has since decided to split this proposed rule, which has become known as the “gas Mega Rule,” into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, and imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. We are currently evaluating the operational and financial impact related to this final rule which will become effective on July 1, 2020. The remaining rulemakings comprising the gas Mega Rule are expected to be issued in 2020 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements. New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. We also expect new pipeline safety legislation to be proposed and finalized in 2020 that will reauthorize PHMSA pipeline safety programs, which under the 2016 Act expired at the end of September 2019.

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

Other: Our operations are also subject to extensive federal, state and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that our facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers, both generally and within the pipeline industry. These laws, as amended from time to time, that our operations are subject to, include, for example:

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

•
the Resource Conservation and Recovery Act (RCRA) and analogous state laws, which impose requirements for the generation, storage, treatment, transportation and disposal of solid and hazardous wastes at or from our facilities;

•
the Endangered Species Act (ESA), which restricts activities that may affect federally identified endangered and threatened species or their habitats by the implementation of operating restrictions or a temporary, seasonal or permanent ban in affected areas;

•
the National Environmental Policy Act (NEPA), which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and

•
the Occupational Safety and Health Act (OSHA) and analogous state laws, which establish workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances and appropriate control measures.

Many states where we operate also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of our operations in affected areas. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations, but there can be no assurance that future compliance with existing requirements will not materially affect us or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance or increased exposure to significant liabilities. Note 5 in Part II, Item 8 of this Annual Report on Form 10-K contains information regarding environmental compliance.

Employee Relations

At December 31, 2019, we had approximately 1,235 employees, approximately 100 of whom are included under collective bargaining agreements. A satisfactory relationship exists between management and labor.

Available Information

Our website is located at www.bwpipelines.com. We make available free of charge through our website our Annual Reports on Form 10-K, which include our audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as we electronically file such material with the Securities and Exchange Commission (SEC). These documents are also available on the SEC's website at www.sec.gov. Additionally, copies of these documents, excluding exhibits, may be requested at no cost by contacting Public Relations, Boardwalk Pipeline Partners, LP, 9 Greenway Plaza, Suite 2800, Houston, TX 77046.

Item 1A. Risk Factors

Our business faces many risks and uncertainties. We have described below the most significant risks facing us. These risks and uncertainties could lead to events or circumstances that may have a material adverse effect on our business, financial condition, results of operations or cash flows. There may be additional risks that we do not yet know of or that we do not currently perceive to be as significant that may also materially adversely affect our business, financial condition, results of operations or cash flows.

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

The FERC and/or our customers could challenge the maximum applicable rates that any of our regulated pipelines are allowed to charge in accordance with Section 5 of the NGA. The Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement that was issued by the FERC in 2018 may increase the likelihood of such a challenge. Pending legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject us to increased capital and operating costs and operational delays.

Our interstate pipelines are subject to regulation by PHMSA which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, correction of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 3 and 4 areas, as well as areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of our intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect our intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in our maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies with respect thereto, could cause us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to our operations or our ability to reliably serve our customers. Requirements that are imposed under the 2011 Act or the more recent 2016 Act may also increase our capital and operating costs or impact the operation of our pipelines. For example, in 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in newly defined MCAs that do not qualify as HCAs and requiring MAOP validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. New pipeline safety legislation is expected to be proposed and finalized in 2020 that will reauthorize PHMSA pipeline safety programs, which under the 2016 Act expired at the end of September 2019. See Part I, Item 1, Business - Government Regulation - U.S. Department of Transportation of this Annual Report on Form 10-K for further discussion on pipeline safety matters. Any such new pipeline safety legislation or implementing regulations could impose more stringent or costly compliance obligations on us and could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased operating costs that could have a material adverse effect on our costs of providing transportation services.

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

We are and have been engaged in several construction projects involving our existing assets and the construction of new facilities for which we have expended or will expend significant capital. We expect to continue to engage in the construction of additional growth projects and modifications of our system. When we build a new pipeline or expand or modify an existing facility, the design, construction and development occurs over an extended period of time, and we will not receive any revenue or cash flow from that project until after it is placed into commercial service. On our interstate pipelines there are several years between when the project is announced and when customers begin using the new facilities. During this period we spend capital and incur costs without receiving any of the financial benefits associated with the projects. The construction of new assets involves regulatory (federal, state and local), landowner opposition, environmental, activist, legal, political, materials and labor costs, as well as operational and other risks that are difficult to predict and some are beyond our control. A project may not be completed on time or at all due to a variety of factors, may be impacted by significant cost overruns or may be materially changed prior to completion as a result of developments or circumstances that we are not aware of when we commit to the project. Any of these events could result in material unexpected costs or have a material adverse effect on our ability to realize the anticipated benefits from our growth projects.

Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which fossil fuels are produced and reduce demand for the services we provide.

The threat of climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions, which makes our operations as well as the operations of our fossil fuel producer customers subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. With the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the Environmental Protection Agency has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain natural gas system sources in the U.S., implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities in the natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the U.S. Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. At the international level, the non-binding Paris Agreement requests that nations limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the U.S. has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S., including climate change related pledges made by certain candidates seeking the presidential office in 2020. Declarations made by one or more candidates running for the Democratic nomination for president include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. A new presidential administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the U.S.' withdrawal from the Paris Agreement. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against fossil fuel producer companies in state or federal court, alleging, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel energy companies as investors invested in fossil fuel energy companies become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. This could make it more difficult to secure funding for exploration and production or midstream energy business activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce fossil fuels or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for fossil fuels, which could reduce demand for our transportation and storage services. Political, litigation and financial risks may result in our fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services.

The price differentials between natural gas supplies and market demand for natural gas have reduced the transportation rates that we can charge on certain portions of our pipeline systems.

Each year a portion of our firm natural gas transportation contracts expire and need to be replaced or renewed. Over the past several years, as a result of market conditions, we have renewed some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Market conditions have resulted in a sustained narrowing of basis differentials on certain portions of our pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms we can secure from our customers for available transportation capacity and for contracts being renewed or replaced. The prevailing market conditions may also lead some of our customers to seek to renegotiate existing contracts to terms that are less attractive to us; for example, seeking a current price reduction in exchange for an extension of the contract term. We expect these market conditions to continue.

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. We have credit risk with both our existing customers and those supporting our growth projects. Credit risk exists in relation to our growth projects, both because the foundation customers make long-term firm capacity commitments to us for such projects and certain of those foundation customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project results or we are unable to replace the defaulting customer. We recently had a customer declare bankruptcy for which we were able to use the credit support to cover a portion of their remaining long-term commitment. For more information, refer to Note 5 in Part II, Item 8 of this Annual Report on Form 10-K.

Our credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by us to them under certain NNS and PAL services.

We rely on a limited number of customers for a significant portion of revenues.

For 2019, no customer comprised 10% or more of our operating revenues. However, the top ten customers holding future capacity on our pipelines under firm agreements comprised approximately 37% of our future committed revenues. If any of our significant customers have credit or financial problems which result in bankruptcy, a delay or failure to pay for services provided by us, to post the required credit support for construction associated with our growth projects or existing contracts or to repay the gas they owe us, it could have a material adverse effect on our revenues.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact our business.

Our customers, especially producers, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors, including for natural gas the realization of potential LNG exports and demand growth within the power generation market. The declines in the levels of natural gas, oil and NGLs prices experienced in recent history have adversely affected the businesses of our producer customers and reduced the demand for our services and could result in defaults or the non-renewal of our contracted capacity when existing contracts expire. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on our systems and reduce the demand for our services.

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

We have a significant amount of indebtedness, which requires significant interest payments. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business. Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other general partnership purposes;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	limit our ability to respond to business opportunities, including growing our business through acquisitions.

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

Limited access to the debt markets and increases in interest rates could adversely affect our business.

We anticipate funding our capital spending requirements through our available financing options, including cash generated from operations and borrowings under our revolving credit facility. Changes in the debt markets, including market disruptions, limited liquidity, and an increase in interest rates, may increase the cost of financing as well as the risks of refinancing maturing debt. This may affect our ability to raise needed financing and reduce the amount of cash available to fund our operations or growth projects. If the debt markets were not available, it is not certain if other adequate financing options would be available to us on terms and conditions that we would find acceptable.

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

We do not own all of the land on which our pipelines and facilities have been constructed, and we are subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. We cannot guarantee that we will always be able to renew, when necessary, existing rights-of-way or obtain new rights-of-way without experiencing significant costs or experiencing landowner opposition. Any loss of these land use rights with respect to the operation of our pipelines and facilities, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial position.

Rising sea levels, subsidence and erosion could damage our pipelines and the facilities that serve our customers, particularly along coastal waters and offshore in the Gulf of Mexico, which could adversely affect our operations and financial condition.

Our pipeline operations along coastal waters and offshore in the Gulf of Mexico could be impacted by rising sea levels, subsidence and erosion. Subsidence issues are also a concern for our pipelines at major river crossings. Rising sea levels, subsidence and erosion could cause serious damage to our pipelines, which could affect our ability to provide transportation services or result in leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water, groundwater or offshore waters, which could result in liability, remedial obligations and/or otherwise have a negative impact on continued operations. Such rising sea levels, subsidence and erosion processes could impact our customers who operate along coastal waters or offshore in the Gulf of Mexico, and they may be unable to utilize our services. Rising sea levels, subsidence and erosion could also expose our operations to increased risks associated with severe weather conditions and other adverse events and conditions, such as hurricanes and flooding. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure. Such costs could adversely affect our business, financial condition, results of operations and cash flows. In recent years, local governments and landowners have filed lawsuits in Louisiana against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages.

We may not be successful in executing our strategy to grow and diversify our business.

We rely primarily on the revenues generated from our natural gas transportation and storage services. Negative developments in these services have significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets. Our ability to grow, diversify and increase cash flows will depend, in part, on our ability to expand our existing business lines and to close and execute on accretive acquisitions. We may not be successful in acquiring or developing such assets or may do so on terms that ultimately are not profitable. Any such transactions involve potential risks that may include, among other things:

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

Our operations are subject to federal, state and local laws and regulations relating to protection of worker safety or the environment. These laws include, for example, the CAA, the Clean Water Act, CERCLA, the RCRA, ESA, NEPA, OSHA and analogous state laws. These laws and regulations may restrict or impact our business activities, including requiring the acquisition or renewal of permits or other approvals to conduct regulated activities, restricting the manner in which we handle or dispose of wastes, imposing remedial obligations to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements and imposing safety and health criteria addressing worker protection. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in the permitting or performance or expansion of projects and the issuance of orders enjoining future operations in a particular area. Under certain of these environmental laws and regulations, we could be subject to joint and several or strict liability for the removal or remediation of previously released pollutants or property contamination regardless of whether we were responsible for the release or contamination or if our operations were not in compliance with all laws. We may not be able to recover some or any of the costs incurred from insurance. Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase our operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment. See Part I, Item 1, Business - Government Regulation - Other of this Annual Report on Form 10-K for further discussion on environmental matters.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in approximately 103,000 square feet of leased office space located in Houston, Texas. We also have approximately 60,000 square feet of leased office space in Owensboro, Kentucky. Our operating subsidiaries own their respective pipeline systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our Pipeline and Storage Systems, in Part I, Item 1 of this Annual Report on Form 10-K contains additional information regarding our material property, including our pipelines and storage facilities.

Item 3. Legal Proceedings

Refer to Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

We operate in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Refer to Part I, Item 1, Business, of this Annual Report on Form 10-K for further discussion of our operations and business. We are not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGLs prices may impact the volumes of natural gas or NGLs transported and stored by customers on our systems. We conduct all of our business through our operating subsidiaries as one reportable segment. Due to the capital-intensive nature of our business, our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations and not included in a fuel tracker, which is netted with fuel retained on our Consolidated Statements of Income. Please refer to Part I, Item 1, Business, for further discussion of the services that we offer and our customer mix.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2019, approximately 87% of our revenues, excluding retained fuel, were derived from fixed fees under firm agreements. The table below shows a rollforward of operating revenues under committed firm agreements in place as of December 31, 2018, to December 31, 2019, including agreements for transportation, storage and other services, over the remaining term of those agreements (in millions):

Total projected operating revenues under committed firm agreements as of December 31, 2018	$9,132.5
Adjustments for:
Actual revenues recognized from firm agreements in 2019(1)	(1,157.0)
Firm agreements entered into in 2019	1,353.5
Total projected operating revenues under committed firm agreements as of December 31, 2019	$9,329.0

(1) As of December 31, 2018, we expected our 2019 revenues from fixed fees under firm agreements to be approximately $1,084.0 million, including agreements for transportation, storage and other services. Our actual 2019 revenues recognized from fixed fees under firm agreements were $1,157.0 million, an increase of $73.0 million resulting primarily from contract renewals that occurred in 2019 and the receipt of proceeds related to a customer bankruptcy, as discussed in Note 5 in Part II, Item 8 of this Annual Report on Form 10-K.

During 2019, we entered into approximately $1.4 billion of new firm agreements, of which over half were from new growth projects executed in 2019, but will not be placed into commercial service until 2020 or later years. The table shown under Performance Obligations in Note 3 in Part II, Item 8 of this Annual Report on Form 10-K, contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our FERC-regulated operating subsidiaries, the amounts shown in the Note 3 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The amounts shown in the Note 3 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to December 31, 2019.

Contract Renewals

Each year a portion of our firm transportation and storage agreements expire. The rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials) and our storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across our pipeline systems. The amount of change in firm reservation fees under contract reflects the overall market trends, including the impact from our growth projects. We focus our marketing efforts on enhancing the value of the capacity that is up for renewal and work with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of our available capacity to be lower than our long-term view of the capacity, we may seek to shorten contract terms until market perception improves.

Over the past several years, as a result of market conditions, we have renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with our significant pipeline expansion projects that were placed into service in the 2007-2009 timeframe, have expired. A substantial portion of the capacity associated with the pipeline expansion projects was renewed or the contracts were restructured, usually at lower rates or lower volumes. Historically, we had delivered the majority of production volumes from these pipeline expansion projects to other pipelines. Over the past several years, we have focused on diversifying our deliveries to end-use markets. With the capacity becoming available from contract expirations and the capacity created from our new growth projects, we were able to execute new firm agreements which has resulted in diversifying our deliveries such that over 75% of our projected future firm reservation revenues, from firm agreements in place as of December 31, 2019, are for deliveries to end-use customers.

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from our transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain areas along pipelines and take additional measures to protect pipeline segments located in highly populated areas. These regulations have resulted in an overall increase in our ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the gas Mega Rule are expected to be issued in 2020 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements. It is expected that these new rules will cause us to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to our ability to reliably serve our customers. See Part I, Item 1, Business and Item 1A. Risk Factors of this Annual Report on Form 10-K for further information.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that we undertake will affect the amounts we record as property, plant and equipment on our Consolidated Balance Sheets or recognize as expenses, which impacts our earnings. In 2020, we expect to spend approximately $370.0 million to maintain our pipeline systems, of which approximately $155.0 million is expected to be maintenance capital. In 2019, we spent $357.8 million, of which $138.7 million was recorded as maintenance capital. Refer to Capital Expenditures for more information regarding certain of our maintenance costs.

Results of Operations

Note 2 in Part II, Item 8 of this Annual Report on Form 10-K contains a summary of our revenues and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as lower pricing on contract renewals and other factors discussed elsewhere in this MD&A. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Consolidated Statements of Income.

Please refer to Firm Agreements and Contract Renewals above for further discussion of items that have impacted, or could impact in the future, our results of operations.

2019 Compared with 2018

Our net income for the year ended December 31, 2019, increased $55.4 million, or 23%, to $295.7 million compared to $240.3 million for the year ended December 31, 2018, primarily due to the factors discussed below. Excluding the impact from the $23.7 million of proceeds received in 2019 related to a customer bankruptcy, as discussed in Note 5 in Part II, Item 8 of this Annual Report on Form 10-K, our net income for the year ended December 31, 2019, would have increased $31.7 million, or 13%, compared to the comparative period.

Operating revenues for the year ended December 31, 2019, increased $71.5 million, or 6%, to $1,295.2 million, compared to $1,223.7 million for the year ended December 31, 2018. Excluding the net effect of the items offset in fuel and transportation expense and the customer bankruptcy discussed above, operating revenues increased $53.0 million, or 4%. The increase was driven by our recently completed growth projects, partially offset by contract restructurings and contract expirations that were recontracted at overall lower average rates.

Operating costs and expenses for the year ended December 31, 2019, increased $12.3 million, or 2%, to $821.5 million, compared to $809.2 million for the year ended December 31, 2018. Excluding items offset in operating revenues, operating costs and expenses increased $17.5 million, or 2%, when compared to 2018. The operating expense increase was primarily due to higher maintenance project expenses and an increased asset base from recently completed growth projects.

Total other deductions for the year ended December 31, 2019, increased $3.9 million, or 2%, to $177.5 million compared to $173.6 million for the 2018 period primarily due to lower capitalized interest due to lower capital spending and increased pension plan costs.

Liquidity and Capital Resources

We are a partnership holding company and derive all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated from operating activities, our revolving credit facility and debt issuances. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital requirements, service their indebtedness and make advances or distributions to Boardwalk Pipelines. Boardwalk Pipelines uses cash provided from the operating subsidiaries and, as needed, borrowings under our revolving credit facility to service outstanding indebtedness and make distributions or advances to us. At December 31, 2019, we had no guarantees of off-balance sheet debt or other similar commitments to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

At December 31, 2019, we had $3.7 million of cash on hand and more than $1.2 billion of available borrowing capacity under our $1.5 billion revolving credit facility. We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations for 2020. We may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions or for general partnership purposes. We have an effective shelf registration statement under which we may publicly issue debt securities, warrants or rights from time to time. As of December 31, 2019, we have $4.7 billion of contractual cash payment obligations under firm agreements, of which $4.5 billion represents principal and interest payments related to our long-term debt. Note 11 in Part II, Item 8 of this Annual Report on Form 10-K contains more information regarding our long-term debt and financing activities and Notes 4 and 5 contain more information about our other commitments.

Credit Ratings

Most of our senior unsecured debt is rated by independent credit rating agencies. The credit ratings affect our ability to access the public and private debt markets, as well as the terms and the cost of our borrowings. Our ability to satisfy financing requirements or fund planned growth capital expenditures will depend upon our future operating performance and our ability to access the capital markets, which are affected by economic factors in our industry as well as other financial and business factors, some of which are beyond our control. As of February 10, 2020, our credit ratings for our senior unsecured notes and that of our operating subsidiaries having outstanding rated debt were as follows:

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

Capital Expenditures

Maintenance capital expenditures for the years ended December 31, 2019, 2018 and 2017 were $138.7 million, $108.4 million and $137.9 million. Growth capital expenditures were $277.7 million, $359.8 million and $570.5 million for the years ended December 31, 2019, 2018 and 2017. In 2019 and 2018, we purchased $12.6 million and $18.5 million of natural gas to be used as base gas for our integrated natural gas pipeline system.

We expect total capital expenditures to be approximately $475.0 million in 2020, including approximately $155.0 million for maintenance capital and $320.0 million related to growth projects.

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

We performed a quantitative goodwill impairment test for our reporting units as of November 30, 2019, which corresponds with the preparation of our five-year financial plan operating results. The fair value measurement of the reporting units was derived based on judgments and assumptions we believe market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included our five-year financial plan operating results, the long-term outlook for growth in natural gas demand in the U.S. and measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model. The use of alternate judgments and assumptions could substantially change the results of our goodwill impairment analysis, including the recognition of an impairment charge in our Consolidated Financial Statements.

The results of the quantitative goodwill impairment test for 2019 and 2018 indicated that the fair value of our reporting units significantly exceeded their carrying amounts and no goodwill impairment charges were recognized for the reporting units.

Impairment of Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)

We evaluate whether the carrying amounts of our long-lived and intangible assets have been impaired when circumstances indicate the carrying amount of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying amount over its fair value. We recognized $0.1 million, $0.5 million and $5.8 million of asset impairment charges for the years ended December 31, 2019, 2018 and 2017.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking.” Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result” and similar expressions. In addition, any statement made by our management concerning future financial performance (including expected future revenues, earnings or growth rates), ongoing business strategies or prospects and possible actions by us or our subsidiaries, are also forward-looking statements.

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to the impact of changes to laws and regulations or the implementation thereof, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to maintain or replace expiring gas transportation and storage contracts, our ability to complete projects that we have commenced or will commence, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, and our ability to contract and sell short-term capacity on our pipelines. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

	2019	2018
Carrying amount of fixed-rate debt	$3,270.7	$3,120.9
Fair value of fixed-rate debt	$3,503.3	$3,134.6
100 basis point increase in interest rates and resulting debt decrease	$158.6	$130.9
100 basis point decrease in interest rates and resulting debt increase	$169.5	$140.5
Weighted-average interest rate	5.06%	5.17%

At December 31, 2019, we had $295.0 million of variable-rate debt outstanding at a weighted-average interest rate of 3.00%. A 1% increase in interest rates would increase our cash payments for interest on our variable-rate debt by $3.0 million on an annualized basis. At December 31, 2018, we had $580.0 million outstanding under variable-rate agreements at a weighted-average interest rate of 3.69%.

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

As of December 31, 2019, the amount of gas owed to our operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.8 trillion British thermal units (TBtu). Assuming an average market price during December 2019 of $2.08 per million British thermal unit (MMBtu), the market value of that gas was approximately $26.6 million. As of December 31, 2018, the amount of gas owed to our operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.5 TBtu. Assuming an average market price during December 2018 of $3.68 per MMBtu, the market value of that gas at December 31, 2018, was approximately $49.7 million. As of December 31, 2019 and 2018, there were no outstanding NGL imbalances owed to our operating subsidiaries.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Houston, Texas
February 11, 2020

We have served as the Company's auditor since 2003.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$3.7	$3.6
Receivables:
Trade, net	117.2	139.2
Other	15.2	14.5
Gas transportation receivables	7.5	8.8
Costs recoverable from customers	4.4	23.6
Prepayments	16.0	21.3
Other current assets	3.7	1.3
Total current assets	167.7	212.3

Property, Plant and Equipment:
Natural gas transmission and other plant	11,489.5	11,175.4
Construction work in progress	253.9	150.2
Property, plant and equipment, gross	11,743.4	11,325.6
Less—accumulated depreciation and amortization	3,263.7	2,939.8
Property, plant and equipment, net	8,479.7	8,385.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	97.1	68.6
Other	161.2	144.6
Total other assets	495.7	450.6

Total Assets	$9,143.1	$9,048.7

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND PARTNERS' CAPITAL	2019	2018
Current Liabilities:
Payables:
Trade	$65.8	$61.2
Affiliates	4.6	0.5
Other	11.6	9.9
Gas payables	6.4	8.2
Accrued taxes, other	60.1	58.6
Accrued interest	35.6	38.1
Accrued payroll and employee benefits	38.1	34.0
Construction retainage	16.8	20.4
Deferred income	2.2	0.5
Other current liabilities	28.3	26.0
Total current liabilities	269.5	257.4

Long–term debt and finance lease obligation	3,566.1	3,701.3

Other Liabilities and Deferred Credits:
Pension liability	20.5	24.8
Asset retirement obligation	56.8	56.4
Provision for other asset retirement	75.1	68.5
Other	95.6	78.4
Total other liabilities and deferred credits	248.0	228.1

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,140.6	4,947.1
Accumulated other comprehensive loss	(81.1)	(85.2)
Total partners’ capital	5,059.5	4,861.9
Total Liabilities and Partners' Capital	$9,143.1	$9,048.7

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(Millions)

	For the Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Transportation	$1,146.2	$1,083.6	$1,156.2
Storage, parking and lending	92.0	90.4	101.7
Other	57.0	49.7	64.7
Total operating revenues	1,295.2	1,223.7	1,322.6

Operating Costs and Expenses:
Fuel and transportation	13.8	19.0	54.8
Operation and maintenance	219.1	205.6	204.2
Administrative and general	141.1	136.3	129.0
Depreciation and amortization	346.1	344.7	322.8
(Gain) loss on sale of assets and impairments	(3.2)	(0.2)	49.0
Taxes other than income taxes	104.6	103.8	98.8
Total operating costs and expenses	821.5	809.2	858.6

Operating income	473.7	414.5	464.0

Other Deductions (Income):
Interest expense	178.7	175.7	171.0
Interest income	(0.3)	(0.1)	(0.4)
Miscellaneous other income, net	(0.9)	(2.0)	(4.6)
Total other deductions	177.5	173.6	166.0

Income before income taxes	296.2	240.9	298.0

Income taxes	0.5	0.6	1.0

Net income	$295.7	$240.3	$297.0

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$295.7	$240.3	$297.0
Other comprehensive income (loss):
Loss on cash flow hedge	—	—	(1.5)
Reclassification adjustment transferred to Net income from cash flow hedges	0.9	1.2	2.5
Pension and other postretirement benefit costs, net of tax	3.2	(5.4)	(1.9)
Total Comprehensive Income	$299.8	$236.1	$296.1

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$295.7	$240.3	$297.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	346.1	344.7	322.8
Amortization of deferred costs and other	13.1	8.9	8.1
(Gain) loss on sale of assets and impairments	(3.2)	(0.2)	49.0
Changes in operating assets and liabilities:
Trade and other receivables	21.2	(20.4)	6.1
Gas receivables and storage assets	(27.6)	12.6	5.6
Costs recoverable from customers	19.2	(23.6)	3.8
Other assets	0.4	(1.1)	(3.8)
Trade and other payables	2.9	(0.2)	(14.0)
Gas payables	(0.1)	1.2	(5.8)
Accrued liabilities	1.7	6.0	(4.1)
Other liabilities	(7.4)	(2.6)	(27.7)
Net cash provided by operating activities	662.0	565.6	637.0
INVESTING ACTIVITIES:
Capital expenditures	(429.0)	(486.7)	(708.4)
Proceeds from sale of operating assets	5.7	1.0	63.8
Advances to affiliates	—	(0.1)	—
Net cash used in investing activities	(423.3)	(485.8)	(644.6)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	495.2	—	494.0
Repayment of borrowings from long-term debt	(350.0)	(185.0)	(575.0)
Proceeds from borrowings on revolving credit agreement	660.0	640.0	765.0
Repayment of borrowings on revolving credit agreement, including financing fees	(945.0)	(445.0)	(560.8)
Principal payment of finance lease obligation	(0.7)	(0.6)	(0.5)
Advances from affiliates	4.1	(1.0)	0.1
Distributions paid	(102.2)	(102.2)	(102.2)
Net cash (used in) provided by financing activities	(238.6)	(93.8)	20.6
Increase (decrease) in cash and cash equivalents	0.1	(14.0)	13.0
Cash and cash equivalents at beginning of period	3.6	17.6	4.6
Cash and cash equivalents at end of period	$3.7	$3.6	$17.6

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)

	Common Units	General Partner	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2016	$4,522.2	$88.8	$—	$(80.1)	$4,530.9
Add (deduct):
Net income	291.1	5.9	—	—	297.0
Distributions paid	(100.2)	(2.0)	—	—	(102.2)
Other comprehensive loss, net of tax	—	—	—	(0.9)	(0.9)
Balance December 31, 2017	$4,713.1	$92.7	$—	$(81.0)	$4,724.8
Add (deduct):
Cumulative effect adjustment from the implementation of ASC 606	(12.6)	(0.2)	—	—	(12.8)
Adjustment related to registration rights agreement	16.0	—	—	—	16.0
Net income	136.6	2.8	100.9	—	240.3
Distributions paid	(50.1)	(1.0)	(51.1)	—	(102.2)
Other comprehensive loss, net of tax	—	—	—	(4.2)	(4.2)
General Partner purchase of common units and conversion to partnership interests	(4,803.0)	(94.3)	4,897.3	—	—
Balance December 31, 2018	$—	$—	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	—	—	295.7	—	295.7
Distributions paid	—	—	(102.2)	—	(102.2)
Other comprehensive income, net of tax	—	—	—	4.1	4.1
Balance December 31, 2019	$—	$—	$5,140.6	$(81.1)	$5,059.5

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Corporate Structure

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, Gulf South Pipeline Company, LP (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Gulf Crossing Pipeline Company LLC (Gulf Crossing), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream), Boardwalk Petrochemical Pipeline, LLC and Boardwalk Texas Intrastate, LLC (together, the operating subsidiaries), which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. All of the Company’s operations are conducted by the operating subsidiaries. Effective January 1, 2020, Gulf South converted from a limited partnership to a limited liability company. Immediately subsequent to the conversion, Gulf Crossing was merged into Gulf South.

As of December 31, 2019, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

Note 2: Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP).

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

Effective January 1, 2019, the Company implemented ASU 2016-02 using the modified retrospective method as of the adoption date, with no adjustment to the comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to partners’ capital. In addition, the Company elected to apply the following practical expedients that are available to entities: (1) practical expedient package to all of its leases, which allows an entity to (i) not reassess whether expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases; (2) the practical expedient related to existing and expired land easements that were not previously accounted for as leases, which allows an entity not to assess whether existing or expired land easements contain a lease under ASU 2016-02 if the land easement had not previously been accounted for as a lease; and (3) combining lease and nonlease components in a contract, which eliminates the need for a lessee to separately account for lease and nonlease components of a contract. The Company also elected to not apply the recognition requirements in ASU 2016-02 to short-term leases and to not apply the hindsight practical expedient when considering lessee options to extend or terminate a lease.

The implementation of ASU 2016-02 resulted in the recording of a right-of-use asset of $18.0 million and a lease liability of $20.8 million and the derecognition of prepaid assets and deferred rent related to the Company's operating lease agreements on the Company’s Consolidated Balance Sheets as of January 1, 2019. Note 4 contains more information about the Company’s leases.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries after elimination of intercompany transactions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities and the fair values of certain items. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Segment Information

The Company operates in one reportable segment - the operation of interstate natural gas and NGLs pipeline systems and integrated storage facilities. This segment consists of interstate natural gas pipeline systems which are located in the Gulf Coast region, Oklahoma, Arkansas and the Midwestern states of Tennessee, Kentucky, Illinois, Indiana and Ohio, and the Company's NGL pipelines and storage facilities in Louisiana and Texas.

Regulatory Accounting

Most of the Company's natural gas pipeline subsidiaries are regulated by the Federal Energy Regulatory Commission (FERC). When certain criteria are met, GAAP requires that certain rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates (regulatory accounting). This basis of accounting is applicable to operations of the Company’s Texas Gas subsidiary, which records certain costs and benefits as regulatory assets and liabilities in order to provide for recovery from or refunds to customers in future periods, but is not applicable to operations associated with the Fayetteville and Greenville Laterals due to rates charged under negotiated rate agreements and a portion of the storage capacity due to the regulatory treatment associated with the rates charged for that capacity.

The Company applies regulatory accounting for its fuel trackers on Gulf South and Gulf Crossing, under which the value of fuel received from customers paying the maximum tariff rate and the related value of fuel used in transportation are recorded to a regulatory asset or liability depending on whether Gulf South or Gulf Crossing uses more fuel than it collects from customers or collects more fuel than it uses. Prior to the implementation of the fuel trackers and ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606) and the application of regulatory accounting, the value of fuel received from customers was reflected in operating revenues and the value of fuel used was reflected in operating expenses. Other than as described for Texas Gas and for the fuel trackers on Gulf South and Gulf Crossing, regulatory accounting is not applicable to the Company’s other FERC-regulated operations.

The Company monitors the regulatory and competitive environment in which it operates to determine whether its regulatory assets continue to be probable of recovery. If the Company determines that all or a portion of its regulatory assets no longer meets the criteria for recognition as regulatory assets, that portion which is not recoverable will be written off, net of any regulatory liabilities.

Note 10 contains more information regarding the Company’s regulatory assets and liabilities.

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity’s own internal data based on the best information available in the circumstances. The Company uses fair value measurements to account for asset retirement obligations (ARO) and any impairment charges.

Notes 6 and 12 contain more information regarding fair value measurements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Company had no restricted cash at December 31, 2019 and 2018.

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

Trade and Other Receivables

Trade and other receivables are stated at their historical carrying amount, net of allowances for doubtful accounts. The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or a receivable amount is deemed otherwise unrealizable.

Gas Stored Underground and Gas Receivables and Payables

Certain of the Company's operating subsidiaries have underground gas in storage which is utilized for system management and operational balancing, as well as for services including firm and interruptible storage associated with certain no-notice and parking and lending (PAL) services. Gas stored underground includes the historical cost of natural gas volumes owned by the operating subsidiaries, at times reduced by certain operational encroachments upon that gas.

The operating subsidiaries provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under PAL services. Since the customers retain title to the gas held by the Company in providing these services, the Company does not record the related gas on its Consolidated Balance Sheets. Certain of the Company's operating subsidiaries also periodically lend gas and NGLs to customers.

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

Materials and Supplies

Materials and supplies are carried at average cost and are included in Other Assets on the Consolidated Balance Sheets. The Company expects its materials and supplies to be used for projects related to its property, plant and equipment (PPE) and for future growth projects. At December 31, 2019 and 2018, the Company held approximately $21.8 million and $21.4 million of materials and supplies.

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

Note 7 contains more information regarding the Company’s PPE.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment at the reporting unit level at least annually, as of November 30, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To test goodwill, a quantitative analysis is performed under a two-step impairment test to measure whether the fair value of the reporting unit is less than its carrying amount. If based upon a quantitative analysis the fair value of the reporting unit is less than its carrying amount, including goodwill, the Company performs an analysis of the fair value of all the assets and liabilities of the reporting unit. If the implied fair value of the reporting unit's goodwill is determined to be less than its carrying amount, an impairment loss is recognized for the difference.

Intangible assets are those assets which provide future economic benefit but have no physical substance. The Company recorded intangible assets for customer relationships obtained through its acquisitions. The customer relationships, which are included in Other Assets on the Consolidated Balance Sheets, have a finite life and are being amortized over their estimated useful lives.

Note 8 contains more information regarding the Company's goodwill and intangible assets.

Impairment of Long-lived Assets (including Tangible and Definite-lived Intangible Assets)

The Company evaluates its long-lived and intangible assets for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such a determination has been made, management’s estimate of undiscounted future cash flows attributable to the remaining economic useful life of the asset is compared to the carrying amount of the asset to determine whether an impairment has occurred. If an impairment of the carrying amount has occurred, the amount of impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss to the extent that the carrying amount exceeds the estimated fair value.

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The Company records capitalized interest, which represents the cost of borrowed funds used to finance construction activities for operations where regulatory accounting is not applicable. The Company records AFUDC, which represents the cost of funds, including equity funds, applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices, in connection with the Company’s operations where regulatory accounting is applicable. Capitalized interest and the allowance for borrowed funds used during construction are recognized as a reduction to Interest expense and the allowance for equity funds used during construction is included in Miscellaneous other income, net within the Consolidated Statements of Income. The following table summarizes capitalized interest and the allowance for borrowed funds and allowance for equity funds used during construction (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Capitalized interest and allowance for borrowed funds used during construction	$5.6	$8.5	$19.2
Allowance for equity funds used during construction	1.5	0.5	1.9

Income Taxes

The Company is not a taxable entity for federal income tax purposes. As such, it does not directly pay federal income tax. The Company’s taxable income or loss, which may vary substantially from the net income or loss reported in the Consolidated Statements of Income, is includable in the federal income tax returns of each of its partners. The aggregate difference in the basis of the Company's net assets for financial and income tax purposes is $5.8 billion. The subsidiaries of the Company directly incur some income-based state taxes which are presented in Income taxes on the Consolidated Statements of Income.

Note 13 contains more information regarding the Company’s income taxes.

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

Note 9 contains more information regarding the Company’s ARO.

Environmental Liabilities

The Company records environmental liabilities based on management’s estimates of the undiscounted future obligation for probable costs associated with environmental assessment and remediation of operating sites. These estimates are based on evaluations and discussions with counsel and operating personnel and the current known facts and circumstances related to these environmental matters.

Note 5 contains more information regarding the Company’s environmental liabilities.

Defined Benefit Plans

The Company maintains postretirement benefit plans for certain employees. The Company funds these plans through periodic contributions which are invested until the benefits are paid out to the participants, and records an asset or liability based on the overfunded or underfunded status of the plan. The net benefit costs of the plans are recorded in the Consolidated Statements of Income. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability or recorded as a component of accumulated other comprehensive income (AOCI) until those gains or losses are recognized in the Consolidated Statements of Income.

Note 12 contains more information regarding the Company’s pension and postretirement benefit obligations.

Long-Term Compensation

Prior to the purchase of the Company's issued and outstanding common units by the Company’s general partner in the third quarter 2018 (Purchase Transaction), the Company provided awards of phantom common units (Phantom Common Units) to certain employees under its Long-Term Incentive Plan (LTIP). The Company also provides to certain employees awards of long-term cash bonuses (Long-Term Cash Bonuses) under the Boardwalk Pipeline Partners Unit Appreciation Rights (UAR) and Cash Bonus Plan. Beginning in 2019, the Company provided awards of performance awards (Performance Awards) to certain of its employees under its 2018 Long-Term Incentive Plan (2018 LTIP). A Performance Award is a long-term incentive award with a stated target amount which is payable in cash, after adjustments, upon vesting based on certain specified performance criteria being met.

The Company measures the cost of an award issued in exchange for employee services based on the grant-date fair value of the award, or the stated amount in the case of Long-Term Cash Bonuses or the stated target amount for Performance Awards. All outstanding awards are required to be settled in cash and are classified as a liability until settlement. Prior to the Purchase Transaction, unit-based compensation awards were remeasured each reporting period until the final amount of awards were determined. Outstanding phantom units after the Purchase Transaction are valued at the $12.06 cash purchase price per unit of the Purchase Transaction. The related compensation expense, less an estimate of forfeitures, is recognized over the period that employees are required to provide services in exchange for the awards, usually the vesting period.

Note 12 contains more information regarding the Company’s long-term compensation.

Partner Capital Accounts

For purposes of maintaining capital accounts prior to the Purchase Transaction, items of income and loss of the Company are allocated among the partners each period, or portion thereof, in accordance with the partnership agreement, based on their respective ownership interests.

Revenue Recognition

Nature of Contracts

The Company primarily earns revenues from contracts with customers by providing transportation and storage services for natural gas and NGLs on a firm and interruptible basis. The Company also provides interruptible natural gas PAL services. The Company’s customers choose, based upon their particular needs, the applicable mix of services depending upon availability of pipeline and storage capacity, the price of services and the volume and timing of customer requirements. The maximum rates that may be charged by the majority of the Company’s operating subsidiaries are established through the FERC's cost-based rate-making process; however, rates actually charged by those operating subsidiaries may be less than those allowed by the FERC. Under the FERC regulations, certain revenues that the Company's subsidiaries collect may be subject to possible refunds to customers. Accordingly, during a rate case, estimated refund liabilities are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other factors. The Company's service contracts can range from one to twenty years although the Company may enter into shorter- or longer-term contracts, and services are invoiced monthly with payment from the customer generally expected within ten to thirty days, depending on the terms of the contract.

Firm Service Contracts: The Company offers firm services to its customers. The Company’s customers can reserve a specific amount of pipeline capacity at specified receipt and delivery points on the Company’s pipeline system (transportation service) or can reserve a specific amount of storage capacity at specified injection and withdrawal points at the Company’s storage facilities (storage service). The Company accounts for firm services as a single promise to stand ready each month of the contract term to provide the committed capacity for either transportation or storage services when needed by the customer, which represents a series of distinct monthly services that are substantially the same with the same pattern of transfer to the customer. Although several activities may be required to provide the firm service, the individual activities do not represent distinct performance obligations because all of the activities must be performed in combination in order for the Company to provide the firm service.

The transaction price for firm service contracts is comprised of a fixed fee based on the quantity of capacity reserved, regardless of use (capacity reservation fee), plus variable fees in the form of a usage fee paid on the volume of commodity actually transported or injected and withdrawn from storage. Both the fixed and usage fees are allocated to the single performance obligation of providing transportation or storage service and recognized over time based upon the output measure of time as the Company completes its stand-ready obligation to provide contracted capacity and the customer receives and consumes the benefit of the reserved capacity, which corresponds with the transfer of control to the customer. The fixed fee is recognized ratably over the contract term, representative of the proportion of the committed stand-ready capacity obligation that has been fulfilled to date, and the usage fee is recognized upon satisfaction of each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the stand-ready obligation in a given month. Capacity reservation revenues derived from a firm service contract are generally consistent during the contract term, but can be higher in winter periods than the rest of the year based upon seasonal rates.

Interruptible Service Contracts: In providing interruptible services to customers, the Company agrees to transport or store natural gas or NGLs for a customer when capacity is available. The Company does not account for interruptible services with a customer as a contract until the customer nominates for service and the Company accepts the nomination based upon available pipeline or storage capacity because there are no enforceable rights and obligations until that time. The nomination and acceptance process is a daily activity and acceptance is granted based upon priority of service and availability of capacity. Upon acceptance, the Company accounts for interruptible services similarly to its firm services.

The transaction price for interruptible service contracts is comprised of a variable fee in the form of a usage fee paid on the volume of commodity actually transported or injected and withdrawn from storage. The usage fee is allocated to the single performance obligation of providing interruptible service. Interruptible service revenues are generally recognized over time based on the output measure of volume transported or stored when services are rendered upon the successful allocation of the services provided to the customer’s account, which best depicts the transfer of control to the customer and satisfaction of the promised service. Interruptible services are recognized in the month services are provided because the Company has a right to consideration from customers in amounts that correspond directly to the value that the customer receives from the Company's performance. The rates charged may vary on a daily, monthly or seasonal basis.

Minimum Volume Commitment (MVC) Contracts: Certain of the Company’s transportation or storage contracts require customers to transport or store a minimum volume of commodity over a specified time period. If a customer fails to meet its MVC for the specified time period, the customer is obligated to pay a contractually-determined deficiency fee based upon the shortfall between the actual volumes transported or stored and the MVC for that period. MVC contracts are similar in nature to a firm service contract where the performance obligation is a stand-ready obligation that is a series of distinct services that are substantially the same with the same pattern of transfer to the customer. The transaction price for an MVC is a fee for the volume of commodity actually transported or stored, which is allocated to each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the obligation of the transacted service in a given month. Revenues are generally recognized over time based on the output measure of volume transported or stored, with the recognition of the deficiency fee in the period when it is known the customer cannot make up the deficient volume in the specified period.

Other: Periodically, the Company may enter into contracts with customers for the sale of natural gas or NGLs. The Company recognizes revenues for these transactions at the point in time of the physical sale of the commodity, which corresponds with the transfer of control of the commodity to the customer and the consideration is measured as the stated sales price in the contract.

Contract Balances

The Company records contract assets primarily related to performance obligations completed but not billed as of the reporting date. The Company records contract liabilities, or deferred income, when payment is received in advance of satisfying its performance obligations.

Note 3: Revenues

The Company operates in one reportable segment and contracts directly with producers of natural gas, with end-use customers, including local distribution companies, marketers, electric power generators, exporters of liquefied natural gas and industrial users, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the years ended December 31, 2019 and 2018 (in millions):

	For the Year Ended December 31,
	2019	2018
Revenues from Contracts with Customers
Firm Service (1)	$1,228.3	$1,161.7
Interruptible Service	29.0	32.2
Other revenues	9.1	11.6
Total revenues from contracts with customers	1,266.4	1,205.5

Other operating revenues(2)	28.8	18.2
Total Operating Revenues	$1,295.2	$1,223.7

(1) Revenues earned from contracts with MVCs are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term. The year ended December 31, 2019, contains $26.2 million of proceeds received related to the bankruptcy of a customer as discussed in Note 5.

(2) Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of December 31, 2019 and 2018, the Company had receivables recorded in Trade Receivables from contracts with customers of $117.2 million and $139.2 million and contract liabilities recorded in Other Liabilities from contracts with customers of $11.8 million and $9.2 million. As of December 31, 2019, the Company had contract assets recorded in Other Assets from contracts with a customer of $1.5 million and did not have any contract assets recorded as of December 31, 2018.

As of December 31, 2019, contract liabilities are expected to be recognized through 2024. Significant changes in the contract liabilities balances during the year ended December 31, 2019, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2018	$9.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(2.1)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.7
Balance as of December 31, 2019	$11.8

Significant changes in the contract liabilities balances during the year ended December 31, 2018, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2017	$1.9
Cumulative effect adjustment from the implementation of ASC 606	6.4
Revenues recognized that were included in the contract liability balance at the beginning of the period	(3.2)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.1
Balance as of December 31, 2018	$9.2

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of December 31, 2019. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to December 31, 2019, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2020	2021	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of December 31, 2019	$1,041.5	$986.5	$7,032.0	$9,060.0
Operating revenues which are fixed and determinable (operating leases)	23.5	23.5	222.0	269.0
Total projected operating revenues under committed firm agreements as of December 31, 2019	$1,065.0	$1,010.0	$7,254.0	$9,329.0

Note 4: Leases

The Company has various operating lease commitments extending through 2028, generally covering office space and equipment rentals, some of which contain options to renew or extend the lease term. The Company also has a finance lease related to the lease of an office building in Owensboro, Kentucky, that has a fifteen-year term with two twenty-year renewal options.

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the Company’s secured borrowing rate, as most of the Company’s leases do not provide an implicit rate. The components of lease cost were as follows (in millions):

For the Year Ended
December 31, 2019
Operating lease cost	$4.3
Short-term lease cost	2.6
Finance lease cost:
Amortization of right-of-use asset	0.7
Interest on lease liabilities	0.5
Total lease cost	$8.1

The following provides supplemental balance sheet information related to the Company’s leases:

As of December 31, 2019
Right-of-use assets (in millions)
Operating leases (recorded in Other Assets)	$15.0
Finance lease (recorded in Property, Plant and Equipment)	6.1
Lease liabilities (in millions)
Operating leases (recorded in Other Liabilities, current and non-current)	17.5
Finance lease	7.5
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance lease	8.6
Weighted-average discount rate
Operating leases	4.68%
Finance lease	5.89%

The table below presents the maturities of lease liabilities (in millions):

	As of December 31, 2019
	Operating Leases	Finance Lease
2020	$4.7	$1.1
2021	4.4	1.1
2022	4.3	1.1
2023	3.8	1.1
2024	1.3	1.1
Thereafter	0.8	4.0
Total	19.3	9.5
Less: discount	(1.8)	(2.0)
Total lease liabilities	$17.5	$7.5

The following table summarizes minimum future commitments to be made under non-cancelable operating leases as of December 31, 2018 (in millions):

2019	$4.8
2020	4.7
2021	4.6
2022	4.5
2023	4.1
Thereafter	1.9
Total	$24.6

Note 5: Commitments and Contingencies

Legal Proceedings and Settlements

The Company and its subsidiaries are parties to various legal actions arising in the normal course of business. Management believes the disposition of these outstanding legal actions, including the legal actions identified below, will not have a material impact on the Company's financial condition, results of operations or cash flows.

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

City of New Orleans Litigation

Gulf South, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans.

Letter of Credit Proceeds

In the second quarter 2019, a customer of Texas Gas declared bankruptcy and rejected the transportation agreements it had with Texas Gas as part of the bankruptcy proceedings. Subsequent to the bankruptcy declaration, Texas Gas pursued and received proceeds of $27.7 million from existing letters of credit provided to Texas Gas as credit support. In June 2019, the bankruptcy court approved the rejection of the transportation agreements, which relieved Texas Gas from providing further transportation services to its customer. As a result, Texas Gas first applied the proceeds from the letters of credit to outstanding receivables and then recognized as transportation revenues the remaining $26.2 million of proceeds, which represent a portion of the future performance obligations that were eliminated under the transportation agreements.

Environmental and Safety Matters

The operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2019 and 2018, the Company had an accrued liability of approximately $3.8 million and $4.5 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management’s estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current known facts and circumstances related to these matters. The related expenditures are expected to occur over the next six years. As of December 31, 2019 and 2018, approximately $1.0 million was recorded in Other current liabilities and approximately $2.8 million and $3.5 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act and Climate Change

The Company’s pipelines and associated facilities are subject to the Clean Air Act (CAA) and comparable state laws and regulations, which regulate the emission of air pollutants from many sources and impose various compliance monitoring and reporting requirements. Under the CAA, the Company may be required to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development or expansion of the Company’s projects. Over the next several years, the Company may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the Environmental Protection Agency (EPA) issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either "attainment/unclassifiable," "unclassifiable" or "non-attainment." Additionally, in November 2018, the EPA issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent regulations that could apply to the Company's operations. Compliance with this final rule could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines and significantly increase its capital expenditures and operating costs. Additionally, the threat of climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (GHGs) as well as to restrict or eliminate future emissions through such efforts as GHG cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions, such as methane emissions, from certain sources. The EPA has determined that GHG emissions endanger public health and the environment and, as a result, has adopted regulations under the CAA related to GHG emissions.

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of December 31, 2019, were approximately $174.2 million, all of which are expected to be settled within the next twelve months.

Pipeline Capacity Agreements

The Company’s operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the operating subsidiaries to transport gas to off-system markets on behalf of customers. The Company incurred expenses of $3.8 million, $4.6 million and $6.2 million related to pipeline capacity agreements for the years ended December 31, 2019, 2018 and 2017. The future commitments related to pipeline capacity agreements as of December 31, 2019, were (in millions):

2020	$3.0
2021	1.7
2022	1.4
2023	—
2024	—
Thereafter	—
Total	$6.1

Note 6: Other Comprehensive Income and Fair Value Measurements

Other Comprehensive Income

The Company estimates that approximately $0.9 million of net losses reported in AOCI as of December 31, 2019, are expected to be reclassified into earnings within the next twelve months related to cash flow hedges. The amounts related to cash flow hedges are from treasury rate locks used in hedging interest payments associated with debt offerings that were settled in previous periods and are being amortized to earnings over the terms of the related interest payments, generally the terms of the related debt.

Financial Assets and Liabilities

As of December 31, 2019 and 2018, the Company had no assets and liabilities which were recorded at fair value on a recurring basis. The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Company's publicly traded debt is based on quoted market prices at December 31, 2019 and 2018. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2019 and 2018. The carrying amount of the Company's variable-rate debt at December 31, 2019 and 2018, approximated fair value because the instruments bear a floating market-based interest rate.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Consolidated Balance Sheets as of December 31, 2019 and 2018, were as follows (in millions):

As of December 31, 2019			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.7		$3.7	$—	$—	$3.7
Financial Liabilities
Long-term debt	$3,565.7	(1)	$—	$3,798.3	$—	$3,798.3

(1) The carrying amount of long-term debt excludes a $6.8 million long-term finance lease obligation and
$6.4 million of unamortized debt issuance costs.

As of December 31, 2018			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.6		$3.6	$—	$—	$3.6
Financial Liabilities
Long-term debt	$3,700.9	(1)	$—	$3,714.6	$—	$3,714.6

(1) The carrying amount of long-term debt excludes a $7.5 million long-term finance lease obligation and
$7.1 million of unamortized debt issuance costs.

Note 7: Property, Plant and Equipment

The following table presents the Company’s PPE as of December 31, 2019 and 2018 (in millions):

Category	2019 Amount	Weighted-Average Useful Lives (Years)	2018 Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$10,025.2	37	$9,719.3	37
Storage	804.2	38	818.0	38
Gathering	107.9	23	109.9	23
General	219.3	14	212.4	14
Rights of way and other	149.2	34	146.1	35
Total utility depreciable plant	11,305.8	37	11,005.7	37

Non-depreciable:
Construction work in progress	253.9		150.2
Storage	139.4		126.7
Land	44.3		43.0
Total non-depreciable assets	437.6		319.9

Total PPE	11,743.4		11,325.6
Less: accumulated depreciation	3,263.7		2,939.8

Total PPE, net	$8,479.7		$8,385.8

The non-depreciable assets were not included in the calculation of the weighted-average useful lives.

The Company holds undivided interests in certain assets, including the Bistineau storage facility of which the Company owns 92%, the Mobile Bay Pipeline of which the Company owns 64% and offshore and other assets, comprised of pipeline and gathering assets in which the Company holds various ownership interests. In addition, the Company owns 83% of two ethylene wells and supporting surface facilities in Choctaw, Louisiana, and certain ethylene and propylene pipelines connecting Louisiana Midstream’s storage facilities in Choctaw to chemical manufacturing plants in Geismar, Louisiana.

On September 23, 2019, the Company entered into an agreement to purchase the 8% undivided interest in the Bistineau storage facility in Louisiana that it did not already own for approximately $19.0 million. Until such time as the purchase closes, the current owner will continue to utilize this facility to provide storage services to its customers. The FERC approved the purchase in 2020 and the Company anticipates the purchase to close on April 1, 2020.

The proportionate share of investment associated with these interests has been recorded as PPE on the Consolidated Balance Sheets. The Company records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Company’s undivided interests as of December 31, 2019 and 2018 (in millions):

	2019		2018
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Bistineau storage	$89.4	$29.3	$84.5	$26.6
Mobile Bay Pipeline	14.5	6.7	14.0	6.3
NGL pipelines and facilities	34.8	7.2	34.8	6.2
Offshore and other assets	14.5	11.6	14.6	11.4
Total	$153.2	$54.8	$147.9	$50.5

Asset Disposition and Impairments

In May 2017, the Company sold its Flag City Processing Partners, LLC subsidiary, which owned the Flag City processing plant and related assets, to a third party for $63.6 million, including customary adjustments. The Company recognized losses and impairment charges, reported within Total operating costs and expenses, of $47.1 million on the sale.

The Company recognized $0.1 million, $0.5 million and $5.8 million of asset impairment charges for the years ended December 31, 2019, 2018 and 2017.

Note 8: Goodwill and Intangible Assets

Goodwill

As of December 31, 2019 and 2018, the Company had recorded on its Consolidated Balance Sheets $237.4 million of goodwill. The Company performed its annual goodwill impairment test for its reporting units as of November 30, 2019. The results of the quantitative goodwill impairment test indicated that the fair value of the Company’s reporting units significantly exceeded their carrying amounts. No impairment charge related to goodwill was recorded for any of the Company’s reporting units during 2019, 2018 or 2017.

Intangible Assets

The following table contains information regarding the Company's intangible assets, which includes customer relationships acquired as part of its acquisitions (in millions):

	December 31,
	2019	2018
Gross carrying amount	$59.4	$59.4
Accumulated amortization	(13.4)	(11.5)
Net carrying amount	$46.0	$47.9

For each of the years ended December 31, 2019, 2018 and 2017, amortization expense for intangible assets was $1.9 million, $2.0 million and $2.0 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income. Amortization expense for the next five years and in total thereafter as of December 31, 2019, is expected to be as follows (in millions):

2020	$1.9
2021	1.9
2022	1.9
2023	1.9
2024	2.0
Thereafter	36.4
Total	$46.0

The weighted-average remaining useful life of the Company's intangible assets as of December 31, 2019, was 24 years.

Note 9: Asset Retirement Obligations

The Company has identified and recorded legal obligations associated with the abandonment of certain pipeline and storage assets, brine ponds, offshore facilities and the abatement of asbestos consisting of removal, transportation and disposal when removed from certain compressor stations and meter station buildings. Legal obligations exist for the main pipeline and certain other Company assets; however, the fair value of these obligations cannot be determined because the lives of the assets are indefinite. As a result, cash flows associated with retirement of the assets cannot be estimated with the degree of accuracy necessary to establish a liability for the obligations.

The following table summarizes the aggregate carrying amount of the Company’s ARO as of December 31, 2019 and 2018 (in millions):

	2019	2018
Balance at beginning of year	$62.3	$55.1
Liabilities recorded	1.0	10.3
Liabilities settled	(5.1)	(5.0)
Accretion expense	2.2	1.9
Balance at end of year	60.4	62.3
Less: Current portion of ARO	(3.6)	(5.9)
Long-term ARO	$56.8	$56.4

For the Company’s operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Company has reflected $75.1 million and $68.5 million as of December 31, 2019 and 2018, on the Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 10: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018, are summarized in the table below. The table also includes amounts related to unamortized debt expense and unamortized discount on long-term debt, which while not regulatory assets and liabilities, are a critical component of the embedded cost of debt financing utilized in Texas Gas' rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax recorded in regulatory accounting. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to eighteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2019 and 2018 (in millions):

	2019	2018
Regulatory Assets:
Pension	$10.6	$10.6
Tax effect of AFUDC equity	0.8	1.0
Fuel tracker	4.4	23.6
Other	0.5	—
Total regulatory assets	$16.3	$35.2

Regulatory Liabilities:
Cashout and fuel tracker	$9.5	$8.0
Provision for other asset retirement	75.1	68.5
Unamortized debt expense and premium on reacquired debt	(3.1)	(4.3)
Unamortized discount on long-term debt	(0.4)	(0.6)
Postretirement benefits other than pension	56.8	51.6
Total regulatory liabilities	$137.9	$123.2

Note 11: Financing

Long-Term Debt

The following table presents all long-term debt issuances outstanding as of December 31, 2019 and 2018 (in millions):

	2019	2018
Notes and Debentures:
Boardwalk Pipelines
5.75% Notes due 2019 (Boardwalk Pipelines 2019 Notes)	$—	$350.0
3.375% Notes due 2023	300.0	300.0
4.95% Notes due 2024	600.0	600.0
5.95% Notes due 2026	550.0	550.0
4.45% Notes due 2027	500.0	500.0
4.80% Notes due 2029	500.0	—

Gulf South
4.00% Notes due 2022	300.0	300.0

Texas Gas
4.50% Notes due 2021	440.0	440.0
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	3,290.0	3,140.0

Revolving Credit Facility:
Gulf Crossing	—	285.0
Gulf South	295.0	295.0
Total revolving credit facility	295.0	580.0

Finance lease obligation	6.8	7.5
	3,591.8	3,727.5
Less:
Unamortized debt discount	(19.3)	(19.1)
Unamortized debt issuance costs	(6.4)	(7.1)
Total Long-Term Debt and Finance Lease Obligation	$3,566.1	$3,701.3

Maturities of the Company’s long-term debt for the next five years and in total thereafter are as follows (in millions):

2020	$—
2021	440.0
2022	595.0
2023	300.0
2024	600.0
Thereafter	1,650.0
Total long-term debt	$3,585.0

Notes and Debentures

As of December 31, 2019 and 2018, the weighted-average interest rate of the Company's notes and debentures was 5.06% and 5.17%. The Company did not have any debt issuances for the year ended December 31, 2018. For the years ended December 31, 2019 and 2017, the Company completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
May 2019	Boardwalk Pipelines	$500.0	$4.8	$495.2	(1)	4.80%	May 3, 2029	May 3 and November 3
January 2017	Boardwalk Pipelines	$500.0	$6.0	$494.0	(2)	4.45%	July 15, 2027	January 15 and July 15

(1)
The net proceeds of this offering were used to retire the outstanding $350.0 million aggregate principal amount of Boardwalk Pipelines 2019 Notes at maturity and for general partnership purposes. Initially, the Company used the net proceeds to reduce outstanding borrowings under its revolving credit facility. Subsequently, in September 2019, the Company retired all of the outstanding aggregate principal amount of Boardwalk Pipelines 2019 Notes at maturity with borrowings under its revolving credit facility.

(2)
The net proceeds of this offering were used to retire the outstanding $275.0 million aggregate principal amount of Gulf South's 6.30% notes due 2017 at maturity and to fund growth capital expenditures.

The Company’s notes and debentures are redeemable, in whole or in part, at the Company’s option at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a rate equal to the Treasury rate plus 20 to 50 basis points depending upon the particular issue of notes, plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. At December 31, 2019, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

The Company has a revolving credit facility that includes Boardwalk Pipelines, Texas Gas and Gulf South as borrowers (Borrowers). Interest is determined, at the Company's election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50% and (3) the one month Eurodollar Rate plus 1.00%, plus an applicable margin, or (b) the one-month LIBOR plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for loans bearing interest based on the base rate and ranges from 1.00% to 1.75% for loans bearing interest based on the LIBOR rate, in each case determined based on the individual Borrower's credit rating from time to time. The Third Amended and Restated Revolving Credit Agreement (amended credit agreement) provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.10% to 0.275% which is determined based on the individual Borrower's credit rating from time to time. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022.

The revolving credit facility contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the revolving credit facility require the Company and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the amended credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of December 31, 2019.

Outstanding borrowings under the Company's revolving credit facility as of December 31, 2019 and 2018, were $295.0 million and $580.0 million, with weighted-average borrowing rates of 3.00% and 3.69%. As of February 10, 2020, the Company had $390.0 million outstanding borrowings and approximately $1.1 billion of available borrowing capacity under the revolving credit facility.

Cash Distributions

For each of the years ended December 31, 2019, 2018 and 2017, the Company paid distributions of $102.2 million in cash distributions to its partners as determined by Boardwalk GP. For 2018 and 2017, the Company paid no amounts with respect to the incentive distribution rights (IDRs) because the quarterly target distribution levels for IDR payout were not met.

Note 12: Employee Benefits

Retirement Plans

Defined Benefit Retirement Plans

Texas Gas employees hired prior to November 1, 2006, are covered under a non-contributory, defined benefit pension plan (Pension Plan). The Texas Gas Supplemental Retirement Plan (SRP) provides pension benefits for the portion of an eligible employee’s pension benefit under the Pension Plan that becomes subject to compensation limitations under the Internal Revenue Code. Collectively, the Company refers to the Pension Plan and the SRP as Retirement Plans. The Company uses a measurement date of December 31 for its Retirement Plans.

As a result of the Texas Gas rate case settlement in 2006, the Company is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million, which is the amount included in rates. In 2019 and 2018, the Company funded $4.7 million and $3.0 million to the Pension Plan and expects to fund an additional $3.0 million to the plan in 2020. In 2019, there were no payments made to the SRP. In 2018, the Company funded $0.8 million to the SRP.

The Company recognizes in expense each year the actuarially determined amount of net periodic pension cost associated with the Retirement Plans, including a minimum amount of $3.0 million related to its Pension Plan, in accordance with the 2006 rate case settlement. Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million and is precluded from seeking future recovery of annual Pension Plan costs between $3.0 million and $6.0 million. As a result, the Company would recognize a regulatory asset for amounts of annual Pension Plan costs in excess of $6.0 million and would reduce its regulatory asset to the extent that annual Pension Plan costs are less than $3.0 million. Annual Pension Plan costs between $3.0 million and $6.0 million will be charged to expense.

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In 2019 and 2018, the Company contributed $0.1 million and $0.2 million to the PBOP plan. The PBOP plan is in an overfunded status; therefore, the Company does not expect to make any contributions to the plan in 2020. The Company does not anticipate that any plan assets will be returned to the Company during 2020. The Company uses a measurement date of December 31 for its PBOP plan.

Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2019 and 2018, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$125.1	$140.7	$35.6	$41.4
Service cost	3.0	3.3	0.1	0.1
Interest cost	3.9	4.5	1.4	1.5
Plan participants’ contributions	—	—	1.1	1.0
Actuarial (gain) loss	5.9	(4.6)	1.9	(4.0)
Benefits paid	(0.5)	(0.4)	(3.6)	(4.4)
Settlement	(15.2)	(18.4)	—	—
Benefit obligation at end of period	$122.2	$125.1	$36.5	$35.6

Change in plan assets:
Fair value of plan assets at beginning of period	$100.3	$118.9	$85.0	$88.2
Actual return on plan assets	12.5	(3.6)	8.2	—
Benefits paid	(0.5)	(0.4)	(3.6)	(4.4)
Settlement	(15.2)	(18.4)	—	—
Company contributions	4.6	3.8	0.1	0.2
Plan participants’ contributions	—	—	1.1	1.0
Fair value of plan assets at end of period	$101.7	$100.3	$90.8	$85.0

Funded status	$(20.5)	$(24.8)	$54.3	$49.4

Items not recognized as components of net periodic cost:
Net actuarial loss	$20.6	$25.8	$1.1	$4.4

At December 31, 2019 and 2018, the following aggregate information relates only to the underfunded plans (in millions):

	Retirement Plans
	For the Year Ended December 31,
	2019	2018
Projected benefit obligation	$122.2	$125.1
Accumulated benefit obligation	115.4	117.3
Fair value of plan assets	101.7	100.3

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2019, 2018 and 2017, were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Service cost	$3.0	$3.3	$3.5	$0.1	$0.1	$0.1
Interest cost	3.9	4.5	4.4	1.4	1.5	1.6
Expected return on plan assets	(6.4)	(7.5)	(7.8)	(3.0)	(4.6)	(4.4)
Amortization of unrecognized net loss	2.2	1.4	2.0	—	—	—
Settlement charge	2.9	3.0	1.7	—	—	—
Net periodic benefit cost	$5.6	$4.7	$3.8	$(1.5)	$(3.0)	$(2.7)

Due to the Texas Gas rate case settlement in 2006, Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million.

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2020	$20.3	$2.6
2021	11.7	2.6
2022	13.0	2.5
2023	11.9	2.4
2024	12.0	2.4
2025-2029	46.9	10.2

Weighted–Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2019 and 2018, were as follows:

	Retirement Plans				PBOP
	For the Year Ended December 31,				For the Year Ended December 31,
	2019		2018		2019	2018
	Pension	SRP	Pension	SRP
Discount rate	2.70%	2.70%	4.00%	4.10%	3.30%	4.30%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	3.61%	5.30%
Rate of compensation increase	3.00%	3.00%	3.86%	3.86%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans						PBOP
	For the Year Ended December 31,						For the Year Ended December 31,
	2019		2018		2017		2019	2018	2017
	Pension	SRP	Pension	SRP	Pension	SRP

Discount rate	(1)	4.10%	(1)	3.40%	(1)	3.85%	4.30%	3.70%	4.20%
Expected return on plan assets	7.00%	7.00%	7.25%	7.25%	7.25%	7.25%	3.61%	5.30%	5.30%
Rate of compensation increase	3.86%	3.86%	3.86%	3.86%	3.86%	3.86%	—	—	—

(1)
Pension expense was remeasured quarterly in 2019, 2018 and 2017. The quarterly remeasurements for each quarter in 2019, 2018 and 2017 were as follows: Quarter 1: 3.80%, 3.75% and 3.45%; Quarter 2: 3.25%, 3.85% and 3.30%; Quarter 3: 2.60%, 3.95% and 3.20%; and Quarter 4: 2.70%, 4.00% and 3.25%.

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

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

The Pension Plan investments are held in a trust account and consist of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Use of the Master Trust permits the co-investing of trust assets of the Pension Plan with the assets of the Loews Corporation Cash Balance Retirement Plan for investment and administrative purposes. Although assets of all plans are co-invested in the Master Trust, the custodian maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income of the investment assets is allocated by the custodian to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. The Master Trust assets are measured at fair value. The fair value of the interest in the assets of the Master Trust associated with the Pension Plan as of December 31, 2019 and 2018, was $101.7 million (or 48.1%) and $100.3 million (or 48.2%), of the total Master Trust assets.

Equity securities are publicly traded securities which are valued using quoted market prices and are considered a Level 1 investment under the fair value hierarchy. Short-term investments that are actively traded or have quoted prices, such as money market funds, are considered Level 1 investments. Fixed income mutual funds include highly liquid government securities and exchange traded bonds and redeemable preferred stock, valued using quoted market prices, and are considered a Level 1 investment. The limited partnership investments held within the Master Trust are recorded at fair value, which represents the Master Trust’s shares of the net asset value of each partnership, as determined by the general partner. The limited partnership and other invested assets consist primarily of hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets.

The following table sets forth, by level within the fair value hierarchy, a summary of the Master Trust’s investments measured at fair value on a recurring basis at December 31, 2019 (in millions):

	Master Trust Assets
	Measured under Fair Value Hierarchy				Measured at Net Asset Value	Total Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$33.3	$—	$—	$33.3	$—	$33.3
Short-term investments	6.6	—	—	6.6	—	6.6
Fixed income mutual funds	97.9	—	—	97.9	—	97.9
Total assets measured at fair value	137.8	—	—	137.8	—	137.8
Total limited partnerships measured at net asset value	—	—	—	—	73.6	73.6
Total	$137.8	$—	$—	$137.8	$73.6	$211.4

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

The following table sets forth, by level within the fair value hierarchy, a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2019 (in millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$3.4	$—	$—	$3.4
Fixed income mutual funds	17.6	—	—	17.6
Asset-backed securities	—	16.4	—	16.4
Corporate bonds	—	22.3	—	22.3
Tax exempt securities	—	31.1	—	31.1
Total investments	$21.0	$69.8	$—	$90.8

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

Investment Strategy

Pension Plan: The Company employs a total-return approach using a mix of equities and fixed income securities to maximize the long-term return on plan assets for a prudent level of risk and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The target allocation of plan assets is 40% to 60% of the investment portfolio to equity and alternative investments, including limited partnerships, with the remainder primarily invested in fixed income securities. The investment portfolio contains a diversified blend of fixed income, equity and short-term securities. Alternative investments, including limited partnerships, have been used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2019, the pension trust had committed $2.7 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. At December 31, 2019 and 2018, all of the PBOP investments were in fixed income securities.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its employees. Costs related to the Company’s defined contribution plan were $11.5 million, $11.1 million and $11.0 million for the years ended December 31, 2019, 2018 and 2017.

Long-Term Incentive Compensation Plans

The Company grants to selected employees long-term compensation awards under the LTIP (prior to 2019), the UAR and Cash Bonus Plan and the 2018 LTIP. These awards are intended to align the interests of the employees with those of the Company, encourage superior performance, attract and retain employees who are essential for the Company’s growth and profitability and to encourage employees to devote their best efforts to advancing the Company’s business over both long and short-term time horizons. The Company also made annual grants of common units to certain of its directors under the LTIP prior to the Purchase Transaction.

LTIP

Prior to the Purchase Transaction, the Company had reserved 3,525,000 common units for grants of units, restricted units, unit options and UARs to officers and directors of the Company’s general partner and for selected employees under the LTIP. The Company has outstanding Phantom Common Units which were granted under the plan. Each outstanding Phantom Common Unit includes a tandem grant of Distribution Equivalent Rights (DERs). The grantee selected one of two irrevocable payment elections shortly after the award was granted. If the first payment election was selected, an amount equal to the fair market value of the vested portion of the Phantom Common Units (as defined in the plan) and associated DERs will become payable to the grantee in cash on each of the two vesting dates. If the second payment election option was selected, the Phantom Common Units and associated DERs will become payable in cash on the second vesting date. In the case of retirement, any outstanding and unvested awards would become fully vested upon retirement and the Phantom Common Units will be paid pursuant to the elected payment option. Prior to the Purchase Transaction, the economic value of the Phantom Common Units was directly tied to the value of the Company’s common units, but these awards did not confer any rights of ownership to the grantee. The fair value of the awards was recognized ratably over the vesting period and prior to the Purchase Transaction, was remeasured each quarter until settlement, based on the market price of the Company’s common units and amounts credited under the DERs. Outstanding phantom units after the Purchase Transaction are valued at the $12.06 cash purchase price per unit of the Purchase Transaction plus amounts credited under the DERs and will be settled based on the payment election made by the grantee shortly after the award was granted. As a result of the Purchase Transaction, no further grants of Phantom Common Units or common units, which had previously been granted to the Company’s directors, will be made under the LTIP.

A summary of the status of the Phantom Common Units granted under the Company’s LTIP as of December 31, 2019 and 2018, and changes during the years ended December 31, 2019 and 2018, is presented below:

	Phantom Common Units	Total Fair Value (in millions)	Weighted-Average Vesting Period (in years)
Outstanding at January 1, 2018	972,895	$13.1	1.0
Granted	651,531	8.6	2.3
Paid	(677,169)	(8.9)	—
Forfeited	(57,555)	—	—
Outstanding at December 31, 2018	889,702	11.2	1.2
Granted	—	—	—
Paid	(520,753)	(6.7)	—
Forfeited	(21,493)	—	—
Outstanding at December 31, 2019	347,456	$4.5	0.6

The fair value of the awards at the date of grant was based on the closing market price of the Company’s common units on or directly preceding the date of grant. Outstanding phantom units after the Purchase Transaction are fair valued at the $12.06 cash purchase price per common unit of the Purchase Transaction plus amounts credited under the DERs. The fair value of the awards will be recognized ratably over the vesting period until settlement in accordance with the treatment of awards classified as liabilities, and taking into account the payment elections selected by the grantees. The Company recorded $4.6 million, $7.3 million and $7.8 million in Administrative and general expenses during 2019, 2018 and 2017 for the Phantom Common Unit awards. The total estimated remaining unrecognized compensation expense related to the Phantom Common Units outstanding at December 31, 2019 and 2018, was $1.0 million and $5.6 million.

In 2018, the general partner purchased 17,980 of the Company’s common units in the open market at a price of $11.15 per unit. These units were granted under the LTIP to the independent directors as part of their director compensation. Any outstanding common units owned by the independent directors were acquired by Boardwalk GP as part of the Purchase Transaction.

UAR and Cash Bonus Plan

The UAR and Cash Bonus Plan provides for grants of UARs and Long-Term Cash Bonuses to selected employees of the Company. In 2018, the Company granted to certain employees $2.9 million of Long-Term Cash Bonuses, which will vest and become payable to the holders in cash equal to the amount of the grant after the vesting dates. The Company recorded compensation expense of $1.6 million, $2.2 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, related to the Long-Term Cash Bonuses. As of December 31, 2019, the Company had $0.4 million remaining unrecognized compensation expense related to the Long-Term Cash Bonuses. After the Purchase Transaction, there will be no further UARs or Long-Term Cash Bonuses granted under the UAR and Cash Bonus Plan.

2018 LTIP

The 2018 LTIP provides for grants of Performance Awards to selected employees of the Company. A Performance Award is a long-term incentive award with a stated target amount which is payable in cash, after adjustments, upon vesting based on certain specified performance criteria being met. The stated target can be adjusted based on the level of achievement of the performance goals for the vesting period, but not to be below 90% or to exceed 110% of the target amount. In the case of retirement, any outstanding and unvested awards would become fully vested upon retirement and the Performance Awards will be paid at the original vesting date. In 2019, the Company granted to certain employees $12.0 million of Performance Awards. The Company recorded compensation expense of $6.1 million for the year ended December 31, 2019, and has $5.6 million remaining unrecognized compensation expense related to the Performance Awards.

Note 13: Income Taxes

The Company is not a taxable entity for federal income tax purposes. The following is a summary of the provision for income taxes for the periods ended December 31, 2019, 2018 and 2017 (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Current expense:
State	$0.4	$0.4	$0.7
Total	0.4	0.4	0.7
Deferred provision:
State	0.1	0.2	0.3
Total	0.1	0.2	0.3
Income taxes	$0.5	$0.6	$1.0

The Company’s tax years 2016 through 2019 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, there were no significant deferred income tax assets or liabilities.

Note 14: Credit Risk

Major Customers

For the years ended December 31, 2019, 2018 and 2017, no customer comprised 10% or more of the Company’s operating revenues.

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas and NGLs loaned to customers. As of December 31, 2019, the amount of gas owed to the operating subsidiaries of the Company due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.8 trillion British thermal units (TBtu). Assuming an average market price during December 2019 of $2.08 per million British thermal unit (MMBtu), the market value of that gas was approximately $26.6 million. As of December 31, 2018, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.5 TBtu. Assuming an average market price during December 2018 of $3.68 per MMBtu, the market value of that gas was approximately $49.7 million. As of December 31, 2019 and 2018, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 15: Related Party Transactions

Loews provides a variety of corporate services to the Company under services agreements, including information technology, tax, risk management, internal audit and corporate development services and also charges the Company for allocated overheads. The Company incurred charges related to these services of $5.7 million, $6.2 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017.

Distributions paid to BPHC and Boardwalk GP were $102.2 million, $77.2 million and $52.2 million for each of the years ended December 31, 2019, 2018 and 2017. The distribution paid to BPHC and Boardwalk GP in 2019 and 2018 was impacted by the increase in ownership by Boardwalk GP in the third quarter 2018.

Note 16: Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Cash paid during the period for:
Interest (net of amount capitalized)	$171.5	$166.0	$163.7
Income taxes, net	0.3	0.8	0.5
Non-cash adjustments:
Accounts payable and PPE	42.7	39.3	58.8
Right-of-use assets obtained in exchange for lease obligations	18.3	—	—

Note 17: Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for 2019 and 2018 for the Company (in millions):

	2019
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$327.2	$294.8	$327.3	$345.9
Operating expenses	216.4	207.4	204.9	192.8
Operating income	110.8	87.4	122.4	153.1
Interest expense, net	42.5	45.4	45.5	45.0
Other (income) expense	(1.2)	(0.6)	1.1	(0.2)
Income before income taxes	69.5	42.6	75.8	108.3
Income taxes	0.1	0.1	0.1	0.2
Net income	$69.4	$42.5	$75.7	$108.1

	2018
	For the Quarter Ended:
	December 31	September 30	June 30	March 31
Operating revenues	$325.1	$277.9	$285.3	$335.4
Operating expenses	217.8	197.1	199.6	194.7
Operating income	107.3	80.8	85.7	140.7
Interest expense, net	44.8	43.5	43.2	44.1
Other (income) expense	(0.7)	(0.7)	0.2	(0.8)
Income before income taxes	63.2	38.0	42.3	97.4
Income taxes	0.2	0.1	0.1	0.2
Net income	$63.0	$37.9	$42.2	$97.2

Note 18: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Company (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Company's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Company except as noted in their debt covenants and had no restricted assets as of December 31, 2019 and 2018. Note 11 contains additional information regarding the Company's debt and related covenants.

Condensed Consolidating Balance Sheets as of December 31, 2019
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$2.1	$1.6	$—	$3.7
Receivables	—	—	132.4	—	132.4
Receivables - affiliate	—	—	7.0	(7.0)	—
Costs recoverable from customers	—	—	4.4	—	4.4
Prepayments	0.3	—	15.7	—	16.0
Advances to affiliates	—	33.7	1.6	(35.3)	—
Other current assets	—	—	15.6	(4.4)	11.2
Total current assets	0.3	35.8	178.3	(46.7)	167.7
Investment in consolidated subsidiaries	3,059.4	7,230.5	—	(10,289.9)	—
Property, plant and equipment, gross	0.6	—	11,742.8	—	11,743.4
Less–accumulated depreciation and amortization	0.6	—	3,263.1	—	3,263.7
Property, plant and equipment, net	—	—	8,479.7	—	8,479.7
Advances to affiliates – noncurrent	2,004.9	377.1	127.8	(2,509.8)	—
Other noncurrent assets	—	3.8	491.0	0.9	495.7
Total other assets	2,004.9	380.9	618.8	(2,508.9)	495.7

Total Assets	$5,064.6	$7,647.2	$9,276.8	$(12,845.5)	$9,143.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$76.8	$—	$77.4
Payable to affiliates	0.5	—	7.0	(7.0)	0.5
Advances from affiliates	4.1	1.6	33.7	(35.3)	4.1
Other current liabilities	—	23.0	168.3	(3.8)	187.5
Total current liabilities	5.1	24.7	285.8	(46.1)	269.5
Long-term debt and finance lease obligation	—	2,428.7	1,137.4	—	3,566.1
Advances from affiliates - noncurrent	—	2,132.7	377.1	(2,509.8)	—
Other noncurrent liabilities	—	1.7	246.0	0.3	248.0
Total other liabilities and deferred credits	—	2,134.4	623.1	(2,509.5)	248.0
Total partners’ capital	5,059.5	3,059.4	7,230.5	(10,289.9)	5,059.5
Total Liabilities and Partners' Capital	$5,064.6	$7,647.2	$9,276.8	$(12,845.5)	$9,143.1

Condensed Consolidating Balance Sheets as of December 31, 2018
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$1.6	$1.7	$—	$3.6
Receivables	—	—	153.7	—	153.7
Receivables - affiliate	—	—	9.5	(9.5)	—
Costs recoverable from customers	—	—	23.6	—	23.6
Prepayments	0.3	—	21.0	—	21.3
Advances to affiliates	—	—	2.0	(2.0)	—
Other current assets	—	—	14.3	(4.2)	10.1
Total current assets	0.6	1.6	225.8	(15.7)	212.3
Investment in consolidated subsidiaries	2,828.1	7,136.6	—	(9,964.7)	—
Property, plant and equipment, gross	0.6	—	11,325.0	—	11,325.6
Less–accumulated depreciation and amortization	0.6	—	2,939.2	—	2,939.8
Property, plant and equipment, net	—	—	8,385.8	—	8,385.8
Advances to affiliates – noncurrent	2,034.2	460.1	431.8	(2,926.1)	—
Other noncurrent assets	0.2	2.5	446.5	1.4	450.6
Total other assets	2,034.4	462.6	878.3	(2,924.7)	450.6

Total Assets	$4,863.1	$7,600.8	$9,489.9	$(12,905.1)	$9,048.7

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.6	$0.1	$70.4	$—	$71.1
Payable to affiliates	0.5	—	9.5	(9.5)	0.5
Advances from affiliates	—	2.0	—	(2.0)	—
Other current liabilities	0.1	24.3	164.2	(2.8)	185.8
Total current liabilities	1.2	26.4	244.1	(14.3)	257.4
Long-term debt and finance lease obligation	—	2,280.1	1,421.2	—	3,701.3
Advances from affiliates - noncurrent	—	2,466.0	460.1	(2,926.1)	—
Other noncurrent liabilities	—	0.2	227.9	—	228.1
Total other liabilities and deferred credits	—	2,466.2	688.0	(2,926.1)	228.1
Total partners’ capital	4,861.9	2,828.1	7,136.6	(9,964.7)	4,861.9
Total Liabilities and Partners' Capital	$4,863.1	$7,600.8	$9,489.9	$(12,905.1)	$9,048.7

Condensed Consolidating Statements of Income for the Year Ended December 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,228.2	$(82.0)	$1,146.2
Storage, parking and lending	—	—	92.8	(0.8)	92.0
Other	—	—	57.0	—	57.0
Total operating revenues	—	—	1,378.0	(82.8)	1,295.2

Operating Costs and Expenses:
Fuel and transportation	—	—	96.6	(82.8)	13.8
Operation and maintenance	—	—	219.1	—	219.1
Administrative and general	—	—	141.1	—	141.1
Other operating costs and expenses	0.4	—	447.1	—	447.5
Total operating costs and expenses	0.4	—	903.9	(82.8)	821.5
Operating (loss) income	(0.4)	—	474.1	—	473.7

Other Deductions (Income):
Interest expense	—	128.0	50.7	—	178.7
Interest (income) expense - affiliates, net	(68.9)	59.8	9.1	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(227.2)	(415.0)	—	642.2	—
Miscellaneous other income, net	—	—	(0.9)	—	(0.9)
Total other (income) deductions	(296.1)	(227.2)	58.6	642.2	177.5

Income (loss) before income taxes	295.7	227.2	415.5	(642.2)	296.2
Income taxes	—	—	0.5	—	0.5
Net income (loss)	$295.7	$227.2	$415.0	$(642.2)	$295.7

Condensed Consolidating Statements of Income for the Year Ended December 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,166.5	$(82.9)	$1,083.6
Storage, parking and lending	—	—	91.0	(0.6)	90.4
Other	—	—	49.7	—	49.7
Total operating revenues	—	—	1,307.2	(83.5)	1,223.7

Operating Costs and Expenses:
Fuel and transportation	—	—	102.5	(83.5)	19.0
Operation and maintenance	—	—	205.6	—	205.6
Administrative and general	(0.2)	—	136.5	—	136.3
Other operating costs and expenses	0.4	—	447.9	—	448.3
Total operating costs and expenses	0.2	—	892.5	(83.5)	809.2
Operating (loss) income	(0.2)	—	414.7	—	414.5

Other Deductions (Income):
Interest expense	—	121.2	54.5	—	175.7
Interest (income) expense - affiliates, net	(67.7)	55.1	12.6	—	—
Interest income	—	—	(0.1)	—	(0.1)
Equity in earnings of subsidiaries	(172.8)	(349.1)	—	521.9	—
Miscellaneous other income, net	—	—	(2.0)	—	(2.0)
Total other (income) deductions	(240.5)	(172.8)	65.0	521.9	173.6

Income (loss) before income taxes	240.3	172.8	349.7	(521.9)	240.9
Income taxes	—	—	0.6	—	0.6
Net income (loss)	$240.3	$172.8	$349.1	$(521.9)	$240.3

Condensed Consolidating Statements of Income for the Year Ended December 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$1,244.5	$(88.3)	$1,156.2
Storage, parking and lending	—	—	102.0	(0.3)	101.7
Other	—	—	64.7	—	64.7
Total operating revenues	—	—	1,411.2	(88.6)	1,322.6

Operating Costs and Expenses:
Fuel and transportation	—	—	143.4	(88.6)	54.8
Operation and maintenance	—	—	204.2	—	204.2
Administrative and general	(0.3)	—	129.3	—	129.0
Other operating costs and expenses	0.6	—	470.0	—	470.6
Total operating costs and expenses	0.3	—	946.9	(88.6)	858.6
Operating (loss) income	(0.3)	—	464.3	—	464.0

Other Deductions (Income):
Interest expense	—	129.6	41.4	—	171.0
Interest (income) expense - affiliates, net	(47.3)	39.9	7.4	—	—
Interest income	—	(0.2)	(0.2)	—	(0.4)
Equity in earnings of subsidiaries	(250.0)	(419.3)	—	669.3	—
Miscellaneous other income, net	—	—	(4.6)	—	(4.6)
Total other (income) deductions	(297.3)	(250.0)	44.0	669.3	166.0

Income (loss) before income taxes	297.0	250.0	420.3	(669.3)	298.0
Income taxes	—	—	1.0	—	1.0
Net income (loss)	$297.0	$250.0	$419.3	$(669.3)	$297.0

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$295.7	$227.2	$415.0	$(642.2)	$295.7
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.9	0.9	0.7	(1.6)	0.9
Pension and other postretirement benefit costs, net of tax	3.2	3.2	3.2	(6.4)	3.2
Total Comprehensive Income (Loss)	$299.8	$231.3	$418.9	$(650.2)	$299.8

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$240.3	$172.8	$349.1	$(521.9)	$240.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	1.2	1.2	0.7	(1.9)	1.2
Pension and other postretirement benefit costs, net of tax	(5.4)	(5.4)	(5.4)	10.8	(5.4)
Total Comprehensive Income (Loss)	$236.1	$168.6	$344.4	$(513.0)	$236.1

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$297.0	$250.0	$419.3	$(669.3)	$297.0
Other comprehensive (loss) income:
(Loss) gain on cash flow hedges	(1.5)	(1.5)	—	1.5	(1.5)
Reclassification adjustment transferred to Net Income from cash flow hedges	2.5	2.5	0.7	(3.2)	2.5
Pension and other postretirement benefit costs, net of tax	(1.9)	(1.9)	(1.9)	3.8	(1.9)
Total Comprehensive Income (Loss)	$296.1	$249.1	$418.1	$(667.2)	$296.1

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$68.5	$(185.3)	$778.8	$—	$662.0

INVESTING ACTIVITIES:
Capital expenditures	—	—	(429.0)	—	(429.0)
Proceeds from sale of operating assets	—	—	5.7	—	5.7
Advances to affiliates, net	29.3	49.3	(20.6)	(58.0)	—
Net cash provided by (used in) investing activities	29.3	49.3	(443.9)	(58.0)	(423.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.2	—	—	495.2
Repayment of borrowings from long-term debt	—	(350.0)	—	—	(350.0)
Proceeds from borrowings on revolving credit agreement	—	—	660.0	—	660.0
Repayment of borrowings on revolving credit agreement	—	—	(945.0)	—	(945.0)
Principal payment of finance lease obligation	—	—	(0.7)	—	(0.7)
Advances from affiliates, net	4.1	(8.7)	(49.3)	58.0	4.1
Distributions paid	(102.2)	—	—	—	(102.2)
Net cash (used in) provided by financing activities	(98.1)	136.5	(335.0)	58.0	(238.6)

(Decrease) increase in cash and cash equivalents	(0.3)	0.5	(0.1)	—	0.1
Cash and cash equivalents at beginning of period	0.3	1.6	1.7	—	3.6
Cash and cash equivalents at end of period	$—	$2.1	$1.6	$—	$3.7

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2018
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$67.3	$(172.6)	$670.9	$—	$565.6

INVESTING ACTIVITIES:
Capital expenditures	—	—	(486.7)	—	(486.7)
Proceeds from sale of operating assets	—	—	1.0	—	1.0
Advances to affiliates, net	35.9	(4.6)	(394.9)	363.5	(0.1)
Net cash provided by (used in) investing activities	35.9	(4.6)	(880.6)	363.5	(485.8)

FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	—	(185.0)	—	—	(185.0)
Proceeds from borrowings on revolving credit agreement	—	—	640.0	—	640.0
Repayment of borrowings on revolving credit agreement	—	—	(445.0)	—	(445.0)
Principal payment of finance lease obligation	—	—	(0.6)	—	(0.6)
Advances from affiliates, net	(1.0)	359.2	4.3	(363.5)	(1.0)
Distributions paid	(102.2)	—	—	—	(102.2)
Net cash (used in) provided by financing activities	(103.2)	174.2	198.7	(363.5)	(93.8)

Decrease in cash and cash equivalents	—	(3.0)	(11.0)	—	(14.0)
Cash and cash equivalents at beginning of period	0.3	4.6	12.7	—	17.6
Cash and cash equivalents at end of period	$0.3	$1.6	$1.7	$—	$3.6

Condensed Consolidating Statements of Cash Flow for the Year Ended December 31, 2017
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$46.9	$(161.5)	$751.6	$—	$637.0

INVESTING ACTIVITIES:
Capital expenditures	—	—	(708.4)	—	(708.4)
Proceeds from sale of operating assets	—	—	63.8	—	63.8
Advances to affiliates, net	54.9	(434.4)	(460.4)	839.9	—
Net cash provided by (used in) investing activities	54.9	(434.4)	(1,105.0)	839.9	(644.6)

FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	494.0	—	—	494.0
Repayment of borrowings from long-term debt	—	(300.0)	(275.0)	—	(575.0)
Proceeds from borrowings on revolving credit agreement	—	—	765.0	—	765.0
Repayment of borrowings on revolving credit agreement, including financing fees	—	(0.8)	(560.0)	—	(560.8)
Principal payment of finance lease obligation	—	—	(0.5)	—	(0.5)
Advances from affiliates, net	0.1	405.5	434.4	(839.9)	0.1
Distributions paid	(102.2)	—	—	—	(102.2)
Net cash (used in) provided by financing activities	(102.1)	598.7	363.9	(839.9)	20.6

(Decrease) increase in cash and cash equivalents	(0.3)	2.8	10.5	—	13.0
Cash and cash equivalents at beginning of period	0.6	1.8	2.2	—	4.6
Cash and cash equivalents at end of period	$0.3	$4.6	$12.7	$—	$17.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective. Deloitte & Touche LLP (Deloitte & Touche), the independent registered public accounting firm that audited our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC
and the Partners of Boardwalk Pipeline Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boardwalk Pipeline Partners, LP and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 11, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 11, 2020

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

Item 14. Principal Accounting Fees and Services

Audit Fees and Services

Deloitte & Touche has served as our auditor since our inception in 2005, and our predecessors since 2003. The following table presents fees billed by Deloitte & Touche and its affiliates for professional services rendered to us and our subsidiaries in 2019 and 2018 by category as described in the notes to the table (in millions):

	2019	2018
Audit fees (1)	$2.8	$2.7
Audit related fees (2)	0.1	—
Total	$2.9	$2.7

(1)	Includes the aggregate fees and expenses for annual financial statement audit and quarterly financial statement reviews.

(2)
Includes the aggregate fees and expenses for services that were reasonably related to the performance of the financial statement audits or reviews described above and not included under Audit fees above, mainly including consents, comfort letters and audits of employee benefits plans.

Auditor Engagement Pre-Approval Policy

Due to the Purchase Transaction in 2018, we became a wholly-owned indirect subsidiary of Loews and the Loews Audit Committee has responsibility for the appointment, compensation and oversight of the independent external audit firm retained to audit our financial statements and the audit fee negotiations associated with their retention. To assure the continued independence of our independent auditor, Deloitte & Touche, the Loews Audit Committee has adopted a policy requiring its pre-approval of all audit and non-audit services performed for us and our subsidiaries by the independent auditor. Under this policy, the Loews Audit Committee annually pre-approved certain limited, specified recurring services which may be provided by Deloitte & Touche, subject to maximum dollar limitations. All other engagements for services to be performed by Deloitte & Touche were specifically pre-approved by the Loews Audit Committee, or a designated committee member to whom this authority had been delegated.

Under that policy, the Loews Audit Committee, or a designated member, pre-approved all engagements by us and our subsidiaries for services of Deloitte & Touche, including the terms and fees thereof, and the Loews Audit Committee concluded that all such engagements were compatible with the continued independence of Deloitte & Touche in serving as our independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

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

3.2
Fourth Amended and Restated Agreement of Limited Partnership of Boardwalk Pipeline Partners, LP dated as of July 19, 2018 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019).

4.1
Indenture dated as of June 12, 2012, between Gulf South Pipeline Company, LP (now known as Gulf South Pipeline Company, LLC) and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2012).

*4.2	First Supplemental Indenture dated as of January 3, 2020, among Gulf South Pipeline Company, LLC, Gulf South Pipeline Company, LP and The Bank of New York Mellon Trust Company, N.A.
4.3
Indenture dated July 15, 1997, between Texas Gas Transmission Corporation (now known as Texas Gas Transmission, LLC) and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Texas Gas Transmission Corporation’s Registration Statement on Form S-3, Registration No. 333-27359, filed on May 19, 1997).

4.4
Indenture dated January 19, 2011, between Texas Gas Transmission, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2011).

4.5
First Supplemental Indenture dated June 7, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 13, 2011).

4.6
Second Supplemental Indenture dated June 16, 2011, between Texas Gas Transmission, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, filed on June 20, 2011).

4.7
Indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 21, 2009).

4.8
First Supplemental Indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 21, 2009).

4.9
Second Supplemental Indenture dated November 8, 2012, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on November 8, 2012).

4.10
Third Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

4.11
Fourth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 26, 2014).

4.12
Fifth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016).

4.13
Sixth Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on January 12, 2017).

Exhibit Number	Description
4.14
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

10.3
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

10.4
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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated:	February 11, 2020	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial and Administrative Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	February 11, 2020	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated:	February 11, 2020	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer, Treasurer and Director (principal financial officer)
Dated:	February 11, 2020	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Controller and Chief Accounting and Information Officer (principal accounting officer)
Dated:	February 11, 2020	/s/ Peter W. Keegan
Peter W. Keegan Director
Dated:	February 11, 2020	/s/ Michael E. McMahon
Michael E. McMahon Senior Vice President, General Counsel, Secretary and Director
Dated:	February 11, 2020	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director, Chairman of the Board
Dated:	February 11, 2020	/s/ Andrew H. Tisch
Andrew H. Tisch Director
Dated:	February 11, 2020	/s/ Jane Wang
Jane Wang Director