Form 10-Q
period 2020-03-31
Boardwalk Pipeline Partners, LP
filed 2020-05-04
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2020

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$31.4	$3.7
Receivables:
Trade, net	119.8	117.2
Other	12.8	15.2
Gas transportation receivables	5.3	7.5
Prepayments	16.1	16.0
Other current assets	3.7	8.1
Total current assets	189.1	167.7

Property, Plant and Equipment:
Natural gas transmission and other plant	11,571.8	11,489.5
Construction work in progress	273.2	253.9
Property, plant and equipment, gross	11,845.0	11,743.4
Less—accumulated depreciation and amortization	3,347.9	3,263.7
Property, plant and equipment, net	8,497.1	8,479.7

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	103.7	97.1
Other	161.6	161.2
Total other assets	502.7	495.7

Total Assets	$9,188.9	$9,143.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2020	December 31, 2019
Current Liabilities:
Payables:
Trade	$55.1	$65.8
Affiliates	4.6	4.6
Other	14.7	11.6
Gas payables	6.4	6.4
Accrued taxes, other	42.7	60.1
Accrued interest	45.3	35.6
Accrued payroll and employee benefits	19.0	38.1
Construction retainage	15.2	16.8
Regulatory liability	13.4	9.5
Deferred income	6.0	2.2
Other current liabilities	18.9	18.8
Total current liabilities	241.3	269.5

Long-term debt and finance lease obligation	3,547.2	3,566.1

Other Liabilities and Deferred Credits:
Pension liability	19.8	20.5
Asset retirement obligations	57.3	56.8
Provision for other asset retirement	76.3	75.1
Other	95.5	95.6
Total other liabilities and deferred credits	248.9	248.0

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,231.6	5,140.6
Accumulated other comprehensive loss	(80.1)	(81.1)
Total partners’ capital	5,151.5	5,059.5
Total Liabilities and Partners' Capital	$9,188.9	$9,143.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Revenues:
Transportation	$298.9	$306.4
Storage, parking and lending	24.0	23.4
Other	16.9	16.1
Total operating revenues	339.8	345.9
Operating Costs and Expenses:
Fuel and transportation	6.5	2.6
Operation and maintenance	45.7	43.0
Administrative and general	36.1	33.2
Depreciation and amortization	87.7	85.8
Taxes other than income taxes	31.6	28.2
Total operating costs and expenses	207.6	192.8
Operating income	132.2	153.1
Other Deductions (Income):
Interest expense	42.3	45.3
Interest income	—	(0.3)
Miscellaneous other income, net	(1.2)	(0.2)
Total other deductions	41.1	44.8
Income before income taxes	91.1	108.3
Income taxes	0.1	0.2
Net income	$91.0	$108.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$91.0	$108.1
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.3
Pension and other postretirement benefit costs, net of tax	0.8	0.5
Total Comprehensive Income	$92.0	$108.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$91.0	$108.1
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	87.7	85.8
Amortization of deferred costs and other	5.4	2.3
Changes in operating assets and liabilities:
Trade and other receivables	(0.2)	19.8
Gas receivables and storage assets	(6.0)	(2.9)
Other assets	(0.3)	3.8
Trade and other payables	(12.2)	(14.4)
Gas payables	(2.9)	(2.7)
Accrued liabilities	(26.6)	(40.0)
Regulatory assets and liabilities	7.6	5.1
Other liabilities	4.9	1.5
Net cash provided by operating activities	148.4	166.4
INVESTING ACTIVITIES:
Capital expenditures	(100.8)	(74.0)
Proceeds from sale of operating assets	0.3	0.1
Net cash used in investing activities	(100.5)	(73.9)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	200.0	125.0
Repayment of borrowings on revolving credit agreement	(220.0)	(180.0)
Principal payment of finance lease obligation	(0.2)	(0.2)
Distributions paid	—	(25.6)
Net cash used in financing activities	(20.2)	(80.8)
Increase in cash and cash equivalents	27.7	11.7
Cash and cash equivalents at beginning of period	3.7	3.6
Cash and cash equivalents at end of period	$31.4	$15.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2019
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2018	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	108.1	—	108.1
Distributions paid	(25.6)	—	(25.6)
Other comprehensive income, net of tax	—	0.8	0.8
Balance March 31, 2019	$5,029.6	$(84.4)	$4,945.2

	Three Months Ended March 31, 2020
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add (deduct):
Net income	91.0	—	91.0
Other comprehensive income, net of tax	—	1.0	1.0
Balance March 31, 2020	$5,231.6	$(80.1)	$5,151.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of March 31, 2020, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company’s capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2020, and December 31, 2019, and its results of operations, comprehensive income, changes in cash flows and changes in partners' capital for the three months ended March 31, 2020 and 2019. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with producers of natural gas, with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with marketers and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three months ended March 31, 2020 and 2019 (in millions):

	For the Three Months Ended March 31,
	2020	2019
Revenues from Contracts with Customers
Firm Service (1)	$322.4	$328.8
Interruptible Service	6.4	5.8
Other revenues	3.1	4.9
Total Revenues from Contracts with Customers	331.9	339.5
Other operating revenues (2)	7.9	6.4
Total Operating Revenues	$339.8	$345.9

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

Contract Balances

As of March 31, 2020, and December 31, 2019, the Company had receivables recorded in Trade Receivables from contracts with customers of $119.8 million and $117.2 million, contract assets recorded in Other Assets from contracts with a customer at each date of $1.5 million and contract liabilities recorded in Other Liabilities from contracts with customers of $15.9 million and $11.8 million.

As of March 31, 2020, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liabilities balances during the three months ended March 31, 2020, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2019	$11.8
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.6)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.7
Balance as of March 31, 2020	$15.9

Significant changes in the contract liabilities balances during the three months ended March 31, 2019, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2018	$9.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.2
Balance as of March 31, 2019	$10.1

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2020. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to March 31, 2020, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2020 (1)	2021	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2020	$785.0	$1,044.0	$7,305.0	$9,134.0
Operating revenues which are fixed and determinable (operating leases)	18.0	23.0	222.0	263.0
Total projected operating revenues under committed firm agreements as of March 31, 2020	$803.0	$1,067.0	$7,527.0	$9,397.0
(1) The 2020 period is for the nine months ending December 31, 2020. For the three months ended March 31, 2020, the Company recognized $305.5 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2020, the amount of gas owed to the operating subsidiaries of the Company due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 26.6 trillion British thermal units (TBtu). Assuming an average market price during March 2020 of $1.60 per million British thermal unit (MMBtu), the market value of that gas was approximately $42.6 million. As of March 31, 2020, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was approximately 0.1 million barrels, which had a market value of approximately $1.3 million. As of December 31, 2019, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.8 TBtu. Assuming an average market price during December 2019 of $2.08 per MMBtu, the market value of that gas was approximately $26.6 million. As of December 31, 2019, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2019 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, were as follows (in millions):

As of March 31, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31.4		$31.4	$—	$—	$31.4
Financial Liabilities
Long-term debt	$3,546.5	(1)	$—	$3,007.9	$—	$3,007.9

(1) The carrying amount of long-term debt excludes a $6.6 million long-term finance lease obligation and
$5.9 million of unamortized debt issuance costs.

As of December 31, 2019			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.7		$3.7	$—	$—	$3.7
Financial Liabilities
Long-term debt	$3,565.7	(1)	$—	$3,798.3	$—	$3,798.3

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July 2019. In October 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. The case has been set for trial in early 2021.

City of New Orleans Litigation

Gulf South Pipeline Company, LLC, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans.

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2020, were approximately $159.8 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company’s commitments under pipeline capacity agreements disclosed in Note 5 of Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K.

Purchase of Undivided Interest

In September 2019, the Company entered into an agreement to purchase the approximately 8% undivided interest that it did not already own in the Bistineau storage facility in Louisiana for approximately $19.0 million. The FERC approved the purchase in early 2020 and the transaction closed on April 1, 2020. After this transaction, the Company owns all of the Bistineau storage facility.

Note 6:  Financing

As of March 31, 2020, and December 31, 2019, the Company had total outstanding debt of $3.5 billion and $3.6 billion, including amounts outstanding under the Company’s notes and debentures and its revolving credit facility.

Notes and Debentures

As of March 31, 2020, and December 31, 2019, the Company had notes and debentures outstanding of $3.3 billion with a weighted-average interest rate of 5.06%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2020, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Company has included $440.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of March 31, 2020. The Company has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of March 31, 2020. The Company expects to retire these notes at their maturity.

Revolving Credit Facility

Outstanding borrowings under the Company’s revolving credit facility as of March 31, 2020, and December 31, 2019, were $275.0 million and $295.0 million, with weighted-average borrowing rates of 2.00% and 3.00%. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of March 31, 2020. The revolving credit facility has a borrowing capacity of $1.5 billion through May 26, 2020, and a borrowing capacity of $1.475 billion from May 27, 2020, to May 26, 2022. As of May 1, 2020, the Company had $275.0 million of outstanding borrowings and approximately $1.2 billion of available borrowing capacity under its revolving credit facility.

Note 7: Employee Benefits

Defined Benefit Retirement Plans and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2020 and 2019, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$0.7	$0.8	$—	$—
Interest cost	0.8	1.1	0.3	0.3
Expected return on plan assets	(1.6)	(1.6)	(0.8)	(0.8)
Amortization of unrecognized net loss	0.4	0.6	—	—
Settlement charge	0.9	0.4	—	—
Net periodic benefit cost	$1.2	$1.3	$(0.5)	$(0.5)

During the three months ended March 31, 2020, the Company made $0.5 million in contributions to the defined benefit pension plan, and expects to fund an additional $2.5 million in the remainder of 2020.

Defined Contribution Plans

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company’s defined contribution plan were $2.9 million and $2.8 million for the three months ended March 31, 2020 and 2019.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and also charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million for the three months ended March 31, 2020 and 2019.

Distributions paid to BPHC and Boardwalk GP were $25.6 million for the three months ended March 31, 2019. No distribution was paid for the three months ended March 31, 2020.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Interest (net of amount capitalized)	$30.1	$44.0
Non-cash adjustments:
Accounts payable and property, plant and equipment	47.3	40.7
Right-of-use assets obtained in exchange for lease obligations	18.3	18.0

Note 10: Guarantee of Securities of Subsidiaries

Boardwalk Pipelines (Subsidiary Issuer) has issued securities which have been fully and unconditionally guaranteed by the Company (Parent Guarantor). The Subsidiary Issuer is 100% owned by the Parent Guarantor. The Company's subsidiaries had no significant restrictions on their ability to pay distributions or make loans to the Company except as noted in their debt covenants and had no restricted assets as of March 31, 2020, and December 31, 2019. Note 6 contains additional information regarding the Company's debt and related covenants.

The Company has provided the following condensed consolidating financial information in accordance with Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

Condensed Consolidating Balance Sheets as of March 31, 2020
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$0.3	$10.1	$21.0	$—	$31.4
Receivables	—	—	132.6	—	132.6
Receivables – affiliate	—	—	1.5	(1.5)	—
Prepayments	0.2	—	15.9	—	16.1
Advances to affiliates	—	22.8	1.6	(24.4)	—
Other current assets	—	—	9.9	(0.9)	9.0
Total current assets	0.5	32.9	182.5	(26.8)	189.1
Investment in consolidated subsidiaries	3,137.5	7,351.3	—	(10,488.8)	—
Property, plant and equipment, gross	0.6	—	11,844.4	—	11,845.0
Less–accumulated depreciation and amortization	0.6	—	3,347.3	—	3,347.9
Property, plant and equipment, net	—	—	8,497.1	—	8,497.1
Advances to affiliates – noncurrent	2,018.3	395.3	157.8	(2,571.4)	—
Other noncurrent assets	0.3	3.5	498.9	—	502.7
Total other assets	2,018.6	398.8	656.7	(2,571.4)	502.7

Total Assets	$5,156.6	$7,783.0	$9,336.3	$(13,087.0)	$9,188.9

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.4	$0.1	$69.3	$—	$69.8
Payable to affiliates	0.5	—	1.5	(1.5)	0.5
Advances from affiliates	4.1	1.6	22.8	(24.4)	4.1
Regulatory liability	—	—	13.4	—	13.4
Other current liabilities	0.1	36.6	117.7	(0.9)	153.5
Total current liabilities	5.1	38.3	224.7	(26.8)	241.3
Long-term debt and finance lease obligation	—	2,429.6	1,117.6	—	3,547.2
Advances from affiliates – noncurrent	—	2,176.1	395.3	(2,571.4)	—
Other noncurrent liabilities	—	1.5	247.4	—	248.9
Total other liabilities and deferred credits	—	2,177.6	642.7	(2,571.4)	248.9
Total partners' capital	5,151.5	3,137.5	7,351.3	(10,488.8)	5,151.5

Total Liabilities and Partners' Capital	$5,156.6	$7,783.0	$9,336.3	$(13,087.0)	$9,188.9

Condensed Consolidating Balance Sheets as of December 31, 2019
(Millions)

Assets	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Cash and cash equivalents	$—	$2.1	$1.6	$—	$3.7
Receivables	—	—	132.4	—	132.4
Receivables – affiliate	—	—	7.0	(7.0)	—
Prepayments	0.3	—	15.7	—	16.0
Advances to affiliates	—	33.7	1.6	(35.3)	—
Other current assets	—	—	20.0	(4.4)	15.6
Total current assets	0.3	35.8	178.3	(46.7)	167.7
Investment in consolidated subsidiaries	3,059.4	7,230.5	—	(10,289.9)	—
Property, plant and equipment, gross	0.6	—	11,742.8	—	11,743.4
Less–accumulated depreciation and amortization	0.6	—	3,263.1	—	3,263.7
Property, plant and equipment, net	—	—	8,479.7	—	8,479.7
Advances to affiliates – noncurrent	2,004.9	377.1	127.8	(2,509.8)	—
Other noncurrent assets	—	3.8	491.0	0.9	495.7
Total other assets	2,004.9	380.9	618.8	(2,508.9)	495.7

Total Assets	$5,064.6	$7,647.2	$9,276.8	$(12,845.5)	$9,143.1

Liabilities and Partners' Capital	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Payables	$0.5	$0.1	$76.8	$—	$77.4
Payable to affiliates	0.5	—	7.0	(7.0)	0.5
Advances from affiliates	4.1	1.6	33.7	(35.3)	4.1
Regulatory liability	—	—	9.5	—	9.5
Other current liabilities	—	23.0	158.8	(3.8)	178.0
Total current liabilities	5.1	24.7	285.8	(46.1)	269.5
Long-term debt and finance lease obligation	—	2,428.7	1,137.4	—	3,566.1
Advances from affiliates – noncurrent	—	2,132.7	377.1	(2,509.8)	—
Other noncurrent liabilities	—	1.7	246.0	0.3	248.0
Total other liabilities and deferred credits	—	2,134.4	623.1	(2,509.5)	248.0
Total partners' capital	5,059.5	3,059.4	7,230.5	(10,289.9)	5,059.5

Total Liabilities and Partners' Capital	$5,064.6	$7,647.2	$9,276.8	$(12,845.5)	$9,143.1

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2020
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$303.1	$(4.2)	$298.9
Storage, parking and lending	—	—	24.1	(0.1)	24.0
Other	—	—	16.9	—	16.9
Total operating revenues	—	—	344.1	(4.3)	339.8

Operating Costs and Expenses:
Fuel and transportation	—	—	10.8	(4.3)	6.5
Operation and maintenance	—	—	45.7	—	45.7
Administrative and general	—	—	36.1	—	36.1
Other operating costs and expenses	0.1	—	119.2	—	119.3
Total operating costs and expenses	0.1	—	211.8	(4.3)	207.6
Operating (loss) income	(0.1)	—	132.3	—	132.2

Other Deductions (Income):
Interest expense	—	30.5	11.8	—	42.3
Interest (income) expense – affiliates, net	(14.0)	12.2	1.8	—	—
Equity in earnings of subsidiaries	(77.1)	(119.8)	—	196.9	—
Miscellaneous other income, net	—	—	(1.2)	—	(1.2)
Total other (income) deductions	(91.1)	(77.1)	12.4	196.9	41.1

Income (loss) before income taxes	91.0	77.1	119.9	(196.9)	91.1
Income taxes	—	—	0.1	—	0.1
Net income (loss)	$91.0	$77.1	$119.8	$(196.9)	$91.0

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Operating Revenues:
Transportation	$—	$—	$326.6	$(20.2)	$306.4
Storage, parking and lending	—	—	23.9	(0.5)	23.4
Other	—	—	16.1	—	16.1
Total operating revenues	—	—	366.6	(20.7)	345.9

Operating Costs and Expenses:
Fuel and transportation	—	—	23.3	(20.7)	2.6
Operation and maintenance	—	—	43.0	—	43.0
Administrative and general	—	—	33.2	—	33.2
Other operating costs and expenses	0.1	—	113.9	—	114.0
Total operating costs and expenses	0.1	—	213.4	(20.7)	192.8
Operating (loss) income	(0.1)	—	153.2	—	153.1

Other Deductions (Income):
Interest expense	—	29.5	15.8	—	45.3
Interest (income) expense – affiliates, net	(19.0)	19.1	(0.1)	—	—
Interest income	—	—	(0.3)	—	(0.3)
Equity in earnings of subsidiaries	(89.2)	(137.8)	—	227.0	—
Miscellaneous other income, net	—	—	(0.2)	—	(0.2)
Total other (income) deductions	(108.2)	(89.2)	15.2	227.0	44.8

Income (loss) before income taxes	108.1	89.2	138.0	(227.0)	108.3
Income taxes	—	—	0.2	—	0.2
Net income (loss)	$108.1	$89.2	$137.8	$(227.0)	$108.1

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2020
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$91.0	$77.1	$119.8	$(196.9)	$91.0
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.2	0.2	(0.4)	0.2
Pension and other postretirement benefit costs, net of tax	0.8	0.8	0.8	(1.6)	0.8
Total Comprehensive Income (Loss)	$92.0	$78.1	$120.8	$(198.9)	$92.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net income (loss)	$108.1	$89.2	$137.8	$(227.0)	$108.1
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	0.3	0.3	(0.6)	0.3
Pension and other postretirement benefit costs, net of tax	0.5	0.5	0.5	(1.0)	0.5
Total Comprehensive Income (Loss)	$108.9	$90.0	$138.6	$(228.6)	$108.9

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2020
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$13.7	$(28.1)	$162.8	$—	$148.4

INVESTING ACTIVITIES:
Capital expenditures	—	—	(100.8)	—	(100.8)
Proceeds from sale of operating assets	—	—	0.3	—	0.3
Advances to affiliates, net	(13.4)	(7.3)	(30.0)	50.7	—
Net cash (used in) provided by investing activities	(13.4)	(7.3)	(130.5)	50.7	(100.5)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	200.0	—	200.0
Repayment of borrowings on revolving credit agreement	—	—	(220.0)	—	(220.0)
Principal payment of finance lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	—	43.4	7.3	(50.7)	—
Net cash provided by (used in) financing activities	—	43.4	(12.9)	(50.7)	(20.2)

Increase in cash and cash equivalents	0.3	8.0	19.4	—	27.7
Cash and cash equivalents at beginning of period	—	2.1	1.6	—	3.7
Cash and cash equivalents at end of period	$0.3	$10.1	$21.0	$—	$31.4

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2019
(Millions)

	Parent Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Boardwalk Pipeline Partners, LP
Net cash provided by (used in) operating activities	$18.8	$(44.9)	$192.5	$—	$166.4

INVESTING ACTIVITIES:
Capital expenditures	—	—	(74.0)	—	(74.0)
Proceeds from sale of operating assets	—	—	0.1	—	0.1
Advances to affiliates, net	6.6	(30.2)	(82.5)	106.1	—
Net cash provided by (used in) investing activities	6.6	(30.2)	(156.4)	106.1	(73.9)

FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	—	—	125.0	—	125.0
Repayment of borrowings on revolving credit agreement	—	—	(180.0)	—	(180.0)
Principal payment of finance lease obligation	—	—	(0.2)	—	(0.2)
Advances from affiliates, net	—	75.9	30.2	(106.1)	—
Distributions paid	(25.6)	—	—	—	(25.6)
Net cash (used in) provided by financing activities	(25.6)	75.9	(25.0)	(106.1)	(80.8)

(Decrease) increase in cash and cash equivalents	(0.2)	0.8	11.1	—	11.7
Cash and cash equivalents at beginning of period	0.3	1.6	1.7	—	3.6
Cash and cash equivalents at end of period	$0.1	$2.4	$12.8	$—	$15.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K), and our Risk Factors contained in this Quarterly Report on Form 10-Q.

We operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) industry, providing transportation and storage for those commodities.

Current Events

During the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic along with an excess supply of oil and natural gas. The excess supply of energy products has led to a significant decrease in energy prices and the social distancing and other measures in response to COVID-19 have changed the way that we operate our pipelines and conduct our business. Our operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, and we have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers.

The following summarizes the material impacts to our business and the material actions we have taken to mitigate the current impacts from both the COVID-19 pandemic and the recent decline in energy prices:

•Our business has not been significantly impacted by the recent change in commodity prices. Some of our customers are directly impacted by changes in commodity prices, which can impact our ability to renew contracts at existing rates or capacities or impact the customers' ability to make payment for the services we provide. The COVID-19 pandemic and decreased energy prices could cause a disruption of the normal operations of many of our customers, including the temporary closure or reduction of plant operations or shut-in of production. Should energy prices remain at current levels for a sustained period of time, or decline further, we could be exposed to increased credit risk or the increased risk of customers filing for bankruptcy protection. Refer to Part II, Item 1A. Risk Factors for further discussion.

•Through the date of this filing, we have not experienced any significant operational disruptions and our pipeline throughput has remained stable. For example, for the three months ended March 31, 2020, we transported approximately 801.0 trillion cubic feet of natural gas and approximately 23.0 million barrels of NGLs, an increase in excess of 10% from the comparable period in 2019 for each commodity. Our results of operations for the first quarter 2020, have not been materially impacted as a result of the COVID-19 pandemic or the decline in energy prices, as further discussed below in Results of Operations.

•We did not experience any significant changes in our workforce composition and were able to implement our business continuity plans with no significant impact to our ability to maintain our operations. We continue to maintain strong physical and cybersecurity measures in order to both serve our operational needs with a remote workforce and keep our integrated pipeline and storage systems running to ensure that we provide reliable service to our customers.

•Through the date of this filing, our balance sheet remains strong - we continue to have sufficient liquidity and we expect to continue to fund our operations through our operating cash flows. We have $1.2 billion of available borrowing capacity under our revolving credit facility and do not have any debt maturities until February 2021. We expect to fund our capital spending from available cash flows as further discussed below.

The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus. Although it is difficult to reasonably determine the ongoing and future impacts of the COVID-19 pandemic and the decline in energy prices, an extended downturn in the economy and depressed energy prices could negatively affect our customers and their businesses and could in turn have a material adverse effect on our results of operations, financial condition and cash flows.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the last twelve months ended March 31, 2020, approximately 90% of our revenues were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $9.4 billion from fixed fees under committed firm agreements in place as of March 31, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements. For the three months ended March 31, 2020, we added approximately $370.0 million from the comparable amount at December 2019, from contracts entered into during 2020. The table shown under Performance Obligations in Note 2 to the Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged maximum tariff rates related to our Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts shown in the Note 2 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The amounts shown in the Note 2 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to March 31, 2020.

Contract Renewals

Each year a portion of our firm transportation and storage agreements expire. The rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Our storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across our pipeline systems. Through the date of this filing, while we have not seen a significant change in the demand for our services as a result of the COVID-19 pandemic or the decline in energy prices, if these conditions remain for an extended period of time, we could see a decline in the demand for our services. We focus our marketing efforts on enhancing the value of the capacity that is up for renewal and work with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of our available capacity to be lower than our long-term view of the capacity, we may seek to shorten contract terms until market perception improves.

Over the past several years, as a result of market conditions, we have renewed some expiring contracts at lower rates or for shorter terms than in the past. In addition to normal contract expirations, in the 2018 to 2020 timeframe, transportation agreements associated with our significant pipeline expansion projects that were placed into service in the 2007-2009 timeframe, have expired. A substantial portion of the capacity associated with the pipeline expansion projects was renewed or the contracts were restructured, usually at lower rates or lower volumes, which has negatively impacted our operating revenues.

Results of Operations

For the Three Months Ended March 31, 2020 and 2019

Our net income for the three months ended March 31, 2020, decreased $17.1 million, or 16%, to $91.0 million compared to $108.1 million for the three months ended March 31, 2019, primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2020, decreased $6.1 million, or 2%, to $339.8 million, compared to $345.9 million for the three months ended March 31, 2019. Including the effect of the items in fuel and transportation expense, operating revenues decreased $10.0 million, or 3%. The decrease was driven by contract expirations that were recontracted at overall lower average rates as discussed above, partially offset by revenues from our recently completed growth projects.

Operating costs and expenses for the three months ended March 31, 2020, increased $14.8 million, or 8%, to $207.6 million, compared to $192.8 million for the three months ended March 31, 2019. Excluding items offset in operating revenues, operating costs and expenses increased $10.9 million, or 6%, when compared to 2019. The operating expense increase was primarily due to the timing of maintenance project expenses, an increased asset base from recently completed growth projects and the expiration of property tax abatements.

Total other deductions for the three months ended March 31, 2020, decreased $3.7 million, or 8%, to $41.1 million compared to $44.8 million for the 2019 period primarily due to lower interest rates from borrowings under our revolving credit facility.
Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2020. We have an effective shelf registration statement under which we may publicly issue debt securities, warrants or rights from time to time.

We recently changed our distribution practice from quarterly distribution payments to an annual distribution payment in order to maximize financial flexibility and for administrative ease. As a result of the change, we anticipate making an annual distribution payment in the fourth quarter 2020. The declaration and payment of future distributions will be at the discretion of our general partner and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2020 and 2019, were $39.2 million and $19.0 million. Growth capital expenditures were $61.6 million and $52.1 million for the three months ended March 31, 2020 and 2019. In the first quarter 2019, we purchased $2.9 million of natural gas to be used as base gas for our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our debt obligations as of March 31, 2020, and December 31, 2019, were $3.6 billion. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8 of our 2019 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $18.0 million to $148.4 million for the three months ended March 31, 2020, compared to $166.4 million for the comparable 2019 period primarily due to the change in net income and the timing of receivables and accrued liabilities.

Changes in cash flow from investing activities

Net cash used in investing activities increased $26.6 million to $100.5 million for the three months ended March 31, 2020, compared to $73.9 million for the comparable 2019 period. The increase was primarily driven by an increase of $26.8 million in capital spending.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $60.6 million to $20.2 million for the three months ended March 31, 2020, compared to $80.8 million for the comparable 2019 period due to the change to our distribution practice from quarterly distribution payments to an expected annual distribution payment and an increase in borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements

At March 31, 2020, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

During 2020, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2019 Annual Report on Form 10-K.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to the impacts of recent changes in energy prices and the COVID-19 pandemic, the impacts of changes to laws and regulations or the implementation thereof, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to maintain or replace expiring gas transportation and storage contracts, our ability to complete projects that we have commenced or will commence, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, and our ability to contract and sell short-term capacity on our pipelines.

Refer to Part II, Item 1A of this Quarterly Report on Form 10-Q and Part II, Item 7 of our 2019 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A of our 2019 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our 2019 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing us. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Part I, Item 1A of our 2019 Annual Report on Form 10-K.

The outbreak of COVID-19 could materially adversely affect our business, financial condition and results of operations.

The recent outbreak of COVID-19 is materially negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with COVID-19, our business could be materially adversely affected. We may also be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in our customers' business; cause delay, or limit the ability of our customers to perform, including in making timely payments to us; and cause other unpredictable events. The impact of COVID-19 has impacted capital markets, which may impact our customers’ financial position, and recoverability of our receivables from our customers may be at risk. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

We are exposed to credit risk relating to default or bankruptcy by our customers.

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. We have credit risk with both our existing customers and those supporting our growth projects. Credit risk exists in relation to our growth projects, both because the expansion customers make long-term firm capacity commitments to us for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or we are unable to replace the defaulting customer with a customer willing to pay similar rates. In 2019, we had an expansion customer declare bankruptcy for which we were able to use the credit support obtained during the growth project process to cover a portion of their remaining long-term commitment. For more information, refer to Note 5 in Part II, Item 8 of our 2019 Annual Report on Form 10-K.

Natural gas producers comprise a significant portion of our revenues and have supported several of our growth projects. For example, as of December 31, 2019, approximately 35% of our projected operating revenues under committed firm agreements will be generated from contracts with natural gas producers. During the first quarter 2020, the prices of oil and natural gas declined significantly because of worldwide competition in the oil markets and continued increases in domestic oil and gas supplies. Should the prices of natural gas and oil remain at current levels for a sustained period of time, or decline further, we could be exposed to increased credit risk associated with our producer customer group, including the increased risk of customers filing for bankruptcy protection, which could materially adversely impact our business.

Our credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by us to them under certain no-notice and PAL services.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which could impact our business.

Our customers, especially producers and certain plant operators, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in both domestic and worldwide supply and demand, market uncertainty and a variety of additional factors, including for natural gas the realization of potential liquefied natural gas exports and demand growth within the power generation market. The declines in the pricing levels of natural gas, oil and NGLs prices experienced during the first quarter 2020 and in recent history have adversely affected the businesses of our producer customers and historically, have reduced the demand for our services, and could result in defaults or the non-renewal of our contracted capacity when existing contracts expire. The current erosion in commodity prices could affect the operations of certain of our industrial customers, including the temporary closure or reduction of plant operations, resulting in decreased deliveries to those customers. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and reduce demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could reduce the utilization of capacity on our systems and reduce the demand for our services.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 4, 2020	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)