Form 10-Q
period 2020-06-30
Boardwalk Pipeline Partners, LP
filed 2020-08-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2020

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$2.4	$3.7
Receivables:
Trade, net	111.4	117.2
Other	12.5	15.2
Gas transportation receivables	8.6	7.5
Advances to affiliates	3.8	—
Prepayments	27.4	16.0
Other current assets	3.1	8.1
Total current assets	169.2	167.7

Property, Plant and Equipment:
Natural gas transmission and other plant	11,774.4	11,489.5
Construction work in progress	214.2	253.9
Property, plant and equipment, gross	11,988.6	11,743.4
Less—accumulated depreciation and amortization	3,428.7	3,263.7
Property, plant and equipment, net	8,559.9	8,479.7

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	97.1	97.1
Other	162.2	161.2
Total other assets	496.7	495.7

Total Assets	$9,225.8	$9,143.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2020	December 31, 2019
Current Liabilities:
Payables:
Trade	$69.9	$65.8
Affiliates	0.5	4.6
Other	15.7	11.6
Gas payables	5.1	6.4
Accrued taxes, other	62.0	60.1
Accrued interest	34.7	35.6
Accrued payroll and employee benefits	28.6	38.1
Construction retainage	16.3	16.8
Regulatory liability	16.3	9.5
Deferred income	6.7	2.2
Other current liabilities	17.9	18.8
Total current liabilities	273.7	269.5

Long-term debt and finance lease obligation	3,488.3	3,566.1

Other Liabilities and Deferred Credits:
Pension liability	18.6	20.5
Asset retirement obligations	57.8	56.8
Provision for other asset retirement	78.1	75.1
Other	104.4	95.6
Total other liabilities and deferred credits	258.9	248.0

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,284.2	5,140.6
Accumulated other comprehensive loss	(79.3)	(81.1)
Total partners’ capital	5,204.9	5,059.5
Total Liabilities and Partners' Capital	$9,225.8	$9,143.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Transportation	$246.1	$293.3	$545.0	$599.7
Storage, parking and lending	29.7	22.9	53.7	46.3
Other	19.2	11.1	36.1	27.2
Total operating revenues	295.0	327.3	634.8	673.2
Operating Costs and Expenses:
Fuel and transportation	4.2	4.2	10.7	6.8
Operation and maintenance	46.9	50.7	92.6	93.7
Administrative and general	34.2	37.0	70.3	70.2
Depreciation and amortization	89.2	86.0	176.9	171.8
Loss (gain) on sale of assets and impairments	1.1	(0.8)	1.1	(0.8)
Taxes other than income taxes	26.9	27.8	58.5	56.0
Total operating costs and expenses	202.5	204.9	410.1	397.7
Operating income	92.5	122.4	224.7	275.5
Other Deductions (Income):
Interest expense	41.1	45.5	83.4	90.8
Interest income	—	—	—	(0.3)
Miscellaneous other (income) expense, net	(1.3)	1.1	(2.5)	0.9
Total other deductions	39.8	46.6	80.9	91.4
Income before income taxes	52.7	75.8	143.8	184.1
Income taxes	0.1	0.1	0.2	0.3
Net income	$52.6	$75.7	$143.6	$183.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$52.6	$75.7	$143.6	$183.8
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.1	0.4	0.4
Pension and other postretirement benefit costs, net of tax	0.6	1.9	1.4	2.4
Total Comprehensive Income	$53.4	$77.7	$145.4	$186.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$143.6	$183.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	176.9	171.8
Amortization of deferred costs and other	8.1	5.5
Loss (gain) on sale of assets and impairments	1.1	(0.8)
Changes in operating assets and liabilities:
Trade and other receivables	11.7	35.6
Gas receivables and storage assets	(6.1)	(13.6)
Other assets	(13.1)	(5.5)
Trade and other payables	(0.5)	(8.4)
Gas payables	2.6	(0.4)
Accrued liabilities	(8.0)	(3.9)
Regulatory assets and liabilities	10.8	11.5
Other liabilities	5.3	1.7
Net cash provided by operating activities	332.4	377.3
INVESTING ACTIVITIES:
Capital expenditures	(245.8)	(179.7)
Proceeds from sale of operating assets	0.3	2.2
Advances to affiliates	(3.8)	(3.1)
Net cash used in investing activities	(249.3)	(180.6)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.2
Proceeds from borrowings on revolving credit agreement	377.9	165.0
Repayment of borrowings on revolving credit agreement	(457.9)	(745.0)
Principal payment of finance lease obligation	(0.3)	(0.3)
Advances from affiliates	(4.1)	3.1
Distributions paid	—	(51.1)
Net cash used in financing activities	(84.4)	(133.1)
(Decrease) increase in cash and cash equivalents	(1.3)	63.6
Cash and cash equivalents at beginning of period	3.7	3.6
Cash and cash equivalents at end of period	$2.4	$67.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended June 30, 2019
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance March 31, 2019	$5,029.6	$(84.4)	$4,945.2
Add (deduct):
Net income	75.7	—	75.7
Distributions paid	(25.5)	—	(25.5)
Other comprehensive income, net of tax	—	2.0	2.0
Balance June 30, 2019	$5,079.8	$(82.4)	$4,997.4

	Three Months Ended June 30, 2020
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance March 31, 2020	$5,231.6	$(80.1)	$5,151.5
Add:
Net income	52.6	—	52.6
Other comprehensive income, net of tax	—	0.8	0.8
Balance June 30, 2020	$5,284.2	$(79.3)	$5,204.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Six Months Ended June 30, 2019
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2018	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	183.8	—	183.8
Distributions paid	(51.1)	—	(51.1)
Other comprehensive income, net of tax	—	2.8	2.8
Balance June 30, 2019	$5,079.8	$(82.4)	$4,997.4

	Six Months Ended June 30, 2020
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add:
Net income	143.6	—	143.6
Other comprehensive income, net of tax	—	1.8	1.8
Balance June 30, 2020	$5,284.2	$(79.3)	$5,204.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of June 30, 2020, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company’s capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2020, and December 31, 2019, its results of operations, comprehensive income and changes in partners' capital for the three and six months ended June 30, 2020 and 2019, and its changes in cash flows for the six months ended June 30, 2020 and 2019. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2019 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from Contracts with Customers
Firm Service (1)	$269.9	$315.1	$592.3	$643.9
Interruptible Service	9.3	5.4	15.7	11.2
Other revenues	7.3	0.2	10.4	5.1
Total Revenues from Contracts with Customers	286.5	320.7	618.4	660.2
Other operating revenues (2)	8.5	6.6	16.4	13.0
Total Operating Revenues	$295.0	$327.3	$634.8	$673.2

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

Contract Balances

As of June 30, 2020, and December 31, 2019, the Company had receivables recorded in Trade Receivables from contracts with customers of $111.4 million and $117.2 million, contract assets recorded in Other Assets from contracts with a customer of $2.2 million and $1.5 million and contract liabilities recorded in Deferred income (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $17.4 million and $11.8 million.

As of June 30, 2020, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liabilities balances during the six months ended June 30, 2020, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2019(1)	$11.8
Revenues recognized that were included in the contract liability balance at the beginning of the period	(1.6)
Increases due to cash received, excluding amounts recognized as revenues during the period	7.2
Balance as of June 30, 2020(1)	$17.4
(1) As of June 30, 2020, and December 31, 2019, $6.7 million and $2.2 million were recorded in Deferred income (current portion) and $10.7 million and $9.6 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liabilities balances during the six months ended June 30, 2019, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2018(1)	$9.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.8)
Increases due to cash received, excluding amounts recognized as revenues during the period	2.5
Balance as of June 30, 2019(1)	$10.9
(1) As of June 30, 2019, and December 31, 2018, $1.2 million and $0.5 million were recorded in Deferred income (current portion) and $9.7 million and $8.7 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2020. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to June 30, 2020, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2020 (1)	2021	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2020	$535.0	$1,057.5	$7,418.5	$9,011.0
Operating revenues which are fixed and determinable (operating leases)	11.5	23.5	222.0	257.0
Total projected operating revenues under committed firm agreements as of June 30, 2020	$546.5	$1,081.0	$7,640.5	$9,268.0
(1) The 2020 period is for the six months ending December 31, 2020. For the six months ended June 30, 2020, the Company recognized $562.9 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2020, the amount of gas owed to the operating subsidiaries of the Company due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.9 trillion British thermal units (TBtu). Assuming an average market price during June 2020 of $1.54 per million British thermal unit (MMBtu), the market value of that gas was approximately $21.4 million. As of June 30, 2020, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was approximately 0.1 million barrels, which had a market value of approximately $1.8 million. As of December 31, 2019, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.8 TBtu. Assuming an average market price during December 2019 of $2.08 per MMBtu, the market value of that gas was approximately $26.6 million. As of December 31, 2019, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2019 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, were as follows (in millions):

As of June 30, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4		$2.4	$—	$—	$2.4
Financial Liabilities
Long-term debt	$3,487.4	(1)	$—	$3,699.6	$—	$3,699.6

(1) The carrying amount of long-term debt excludes a $6.4 million long-term finance lease obligation and
$5.5 million of unamortized debt issuance costs.

As of December 31, 2019			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.7		$3.7	$—	$—	$3.7
Financial Liabilities
Long-term debt	$3,565.7	(1)	$—	$3,798.3	$—	$3,798.3

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

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2020, were approximately $155.2 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company’s commitments under pipeline capacity agreements disclosed in Note 5 of Part II, Item 8. of the Company’s 2019 Annual Report on Form 10-K.

Purchase of Undivided Interest

In September 2019, the Company entered into an agreement to purchase the approximately 8% undivided interest that it did not already own in the Bistineau storage facility in Louisiana for $18.8 million, which purchase was recorded in Capital expenditures on the Condensed Consolidated Statement of Cash Flows. The FERC approved the purchase in early 2020 and the transaction closed on April 1, 2020. After this transaction, the Company owns 100% of the Bistineau storage facility.

Note 6:  Financing

As of June 30, 2020, and December 31, 2019, the Company had total outstanding debt of $3.5 billion and $3.6 billion, including amounts outstanding under the Company’s notes and debentures and its revolving credit facility.

Notes and Debentures

As of June 30, 2020, and December 31, 2019, the Company had notes and debentures outstanding of $3.3 billion with a weighted-average interest rate of 5.06%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of June 30, 2020, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Company has included $440.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of June 30, 2020. The Company has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of June 30, 2020. The Company expects to retire these notes at their maturity.

Revolving Credit Facility

Outstanding borrowings under the Company’s revolving credit facility as of June 30, 2020, and December 31, 2019, were $215.0 million and $295.0 million, with weighted-average borrowing rates of 1.44% and 3.00%. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of June 30, 2020. The revolving credit facility has a borrowing capacity of $1.475 billion and expires on May 26, 2022. As of July 31, 2020, the Company had $240.0 million of outstanding borrowings and approximately $1.2 billion of available borrowing capacity under its revolving credit facility.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2020 and 2019, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Service cost	$0.7	$0.8	$—	$—
Interest cost	0.7	1.1	0.3	0.4
Expected return on plan assets	(1.7)	(1.6)	(0.8)	(0.8)
Amortization of unrecognized net loss	0.4	0.6	—	—
Settlement charge	0.7	1.7	—	—
Net periodic benefit cost	$0.8	$2.6	$(0.5)	$(0.4)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2020 and 2019, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1.4	$1.6	$—	$—
Interest cost	1.5	2.2	0.6	0.7
Expected return on plan assets	(3.3)	(3.2)	(1.6)	(1.6)
Amortization of unrecognized net loss	0.8	1.2	—	—
Settlement charge	1.6	2.1	—	—
Net periodic benefit cost	$2.0	$3.9	$(1.0)	$(0.9)

During the six months ended June 30, 2020, the Company made $1.6 million in contributions to the defined benefit pension plan, and expects to fund an additional $1.4 million in the remainder of 2020.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company’s defined contribution plan were $2.9 million and $2.8 million for the three months ended June 30, 2020 and 2019, and $5.8 million and $5.6 million for the six months ended June 30, 2020 and 2019.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and also charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million and $1.5 million for the three months ended June 30, 2020 and 2019, and $2.8 million and $2.9 million for the six months ended June 30, 2020 and 2019.

Distributions paid to BPHC and Boardwalk GP were $25.5 million and $51.1 million for the three and six months ended June 30, 2019. No distributions were paid for the three and six months ended June 30, 2020.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2020	2019
Cash paid during the period for:
Interest (net of amount capitalized)	$79.5	$83.8
Non-cash adjustments:
Accounts payable and property, plant and equipment	51.4	36.1
Right-of-use assets obtained in exchange for lease obligations	18.2	18.0

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

Current Events

In 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic and measures to mitigate the spread of COVID-19. An excess supply of energy products has also led to a significant decrease in energy prices. Our operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, and we have taken measures to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers.

The following summarizes the material impacts to our business and the key actions we have taken to mitigate the current impacts from both the COVID-19 pandemic and the volatility in energy prices:

•Our business has not been significantly impacted by the recent volatility in commodity prices. However, some of our customers are directly impacted by changes in commodity prices, which may impact our ability to renew contracts at existing terms or may impact the customers' ability to make payment for the services we provide. The COVID-19 pandemic and decreased energy prices could cause a disruption of the normal operations of many of our customers, including the temporary closure or reduction of plant operations or shut-in of production. While energy prices remain volatile, prices have somewhat improved from the level that they were during portions of the first and second quarters. If energy prices remain at current levels for a sustained period of time or decline again, we could be exposed to increased credit risk or the increased risk of customers filing for bankruptcy protection. During 2020, we have not had any significant customers declare bankruptcy. Refer to Part II, Item 1A. Risk Factors for further discussion.

•Through the date of this filing, we have not experienced any significant operational disruptions and our pipeline throughput has remained stable. For the six months ended June 30, 2020, we transported approximately 1.5 trillion cubic feet of natural gas and approximately 44.3 million barrels of NGLs, an increase in excess of 7% from the comparable period in 2019 for each commodity. Our results of operations for the second quarter 2020, have not been materially impacted as a result of the COVID-19 pandemic or the volatility in energy prices, as further discussed below in Results of Operations.

•We did not experience any significant changes in our workforce composition and were able to implement our business continuity plans with no significant impact to our ability to maintain our operations. We continue to maintain strong physical and cybersecurity measures in order to both serve our operational needs with a remote workforce and keep our integrated pipeline and storage systems running to provide reliable service to our customers.

•Through the date of this filing, our balance sheet remains strong - we continue to have sufficient liquidity and we expect to continue to fund our operations through our operating cash flows. We have approximately $1.2 billion of available borrowing capacity under our revolving credit facility and do not have any debt maturities until February 2021. We expect to fund our capital spending from available cash flows as further discussed below.

The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus. Although it is difficult to reasonably determine the ongoing and future impacts of the COVID-19 pandemic and the volatility in energy prices, an extended downturn in the economy and depressed energy prices could negatively affect our customers and their businesses and could in turn have a material adverse effect on our results of operations, financial condition and cash flows.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the twelve months ended June 30, 2020, approximately 90% of our revenues were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $9.3 billion from fixed fees under committed firm agreements in place as of June 30, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements. For the six months ended June 30, 2020, we added approximately $501.8 million from the comparable amount at December 2019, from contracts entered into during 2020. The table shown under Performance Obligations in Note 2 to the Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged our maximum applicable tariff rates related to our Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts shown in the Note 2 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The amounts shown in the Note 2 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to June 30, 2020.

Contract Renewals

Each year a portion of our firm transportation and storage agreements expire. The rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Our storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across our pipeline systems. While we have not seen a significant change in the demand for our services as a result of the COVID-19 pandemic or the volatility in energy prices, if these conditions remain for an extended period of time or re-occur, we could see a decline in the demand for our services. We focus our marketing efforts on enhancing the value of the capacity that is up for renewal and work with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of our available capacity to be lower than our long-term view of the capacity, we may seek to shorten contract terms until market perception improves.

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

Results of Operations

For the Six Months Ended June 30, 2020 and 2019

Our net income for the six months ended June 30, 2020, decreased $40.2 million, or 22%, to $143.6 million compared to $183.8 million for the six months ended June 30, 2019, primarily due to the factors discussed below. Excluding the impact from the June 2019 customer bankruptcy, as discussed in Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q, our net income for the six months ended June 30, 2020, would have decreased $13.5 million.

Operating revenues for the six months ended June 30, 2020, decreased $38.4 million, or 6%, to $634.8 million, compared to $673.2 million for the six months ended June 30, 2019. Including the effect of the items in fuel and transportation expense, and excluding the impact from the customer bankruptcy as discussed in Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q, operating revenues decreased $15.6 million, or 2%. The decrease was driven by contract expirations that were recontracted at overall lower average rates as discussed above, partially offset by revenues from our recently completed growth projects and higher storage and parking and lending (PAL) revenues due to favorable market conditions.

Operating costs and expenses for the six months ended June 30, 2020, increased $12.4 million, or 3%, to $410.1 million, compared to $397.7 million for the six months ended June 30, 2019. Excluding items offset in operating revenues, operating costs and expenses increased $8.5 million, or 2%, when compared to 2019. The operating expense increase was primarily due to an increased asset base from recently completed growth projects and the expiration of property tax abatements.

Total other deductions for the six months ended June 30, 2020, decreased $10.5 million, or 11%, to $80.9 million compared to $91.4 million for the 2019 period primarily due to lower interest rates from borrowings under our revolving credit facility and higher capitalized interest and allowance for funds used during construction related to our capital projects.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2020. We have an effective shelf registration statement under which we may publicly issue debt securities, warrants or rights from time to time.

In the first quarter 2020, we changed our distribution practice from quarterly distribution payments to an annual distribution payment in order to maximize financial flexibility and for administrative ease. As a result of the change, we anticipate making an annual distribution payment in the fourth quarter 2020. The declaration and payment of future distributions will be at the discretion of our general partner and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Guarantee of Securities of Subsidiaries

During the second quarter 2020, we early adopted the Securities and Exchange Commission’s (the SEC) Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements under Rule 3-10 of Regulation S-X related to our registered securities and allow for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, the required disclosures are provided below.

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), a wholly owned subsidiary of us, although we have historically also issued debt at our operating subsidiaries. As of June 30, 2020, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but it is not subject to the reporting requirements of Rule 13-01 of Regulation S-X. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

	As of June 30, 2020	As of December 31, 2019
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$2,450.0	$2,450.0
Principal amounts not guaranteed (2)	840.0	840.0
Other (3)	198.3	276.1
Long-term debt and finance lease obligation	$3,488.3	$3,566.1

(1) This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2) This represents principal amounts of all outstanding debt at Gulf South Pipeline Company, LLC and Texas Gas Transmission, LLC, two of our operating subsidiaries.
(3) This represents the amounts outstanding under the revolving credit facility guaranteed by Boardwalk Pipeline Partners, and amounts related to a finance lease, unamortized debt discount and issuance costs.

The Guaranteed Notes are fully and unconditionally guaranteed by the Parent Guarantor on a senior unsecured basis. The guarantees of the Guaranteed Notes rank equally with all of our existing and future senior debt, including our guarantee of indebtedness under our revolving credit facility. The guarantees will be effectively subordinated in right of payment to all of our future secured debt to the extent of the value of the assets securing such debt. There are no restrictions on the Subsidiary Issuer’s ability to pay dividends or make loans to the Parent Guarantor. The guarantee obligations will be terminated with respect to any series of note if that series has been discharged or defeased.

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, including the Guaranteed Notes and advances to and from each other and the operating subsidiaries as a result of the cash management program described in Note 2 of Part II, Item 8. of our 2019 Annual Report on Form 10-K, and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2020 and 2019, were $64.5 million and $47.3 million. Growth capital expenditures were $162.5 million and $120.8 million for the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020, we purchased the remaining undivided interest in the Bistineau storage facility that we did not previously own for $18.8 million. During the six months ended June 30, 2019, we purchased $11.6 million of natural gas to be used as base gas for our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our debt obligations as of June 30, 2020, and December 31, 2019, were $3.5 billion and $3.6 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2019 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $44.9 million to $332.4 million for the six months ended June 30, 2020, compared to $377.3 million for the comparable 2019 period primarily due to the change in net income and the timing of receivables and accrued liabilities.

Changes in cash flow from investing activities

Net cash used in investing activities increased $68.7 million to $249.3 million for the six months ended June 30, 2020, compared to $180.6 million for the comparable 2019 period. The increase was primarily driven by an increase of $66.1 million in capital spending.

Changes in cash flow from financing activities

Net cash used in financing activities decreased $48.7 million to $84.4 million for the six months ended June 30, 2020, compared to $133.1 million for the comparable 2019 period due to the change to our distribution practice from quarterly distribution payments to an expected annual distribution payment.

Off-Balance Sheet Arrangements

At June 30, 2020, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to the impacts of recent volatility in energy prices and the COVID-19 pandemic, the impacts of changes to laws and regulations or the implementation thereof, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to maintain or replace expiring gas transportation and storage contracts, our ability to complete projects that we have commenced or will commence, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, and our ability to contract and sell short-term capacity on our pipelines.

Refer to Part II, Item 1A. of this Quarterly Report on Form 10-Q and Part I, Item 1A. and Part II, Item 7. of our 2019 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2019 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our 2019 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing us. The information presented below describes additions to, and supplements, such risk factors and should be read in conjunction with the Risk Factors included under Part I, Item 1A. of our 2019 Annual Report on Form 10-K.

The outbreak of COVID-19 and the measures to mitigate the spread of COVID-19 could materially adversely affect our business, financial condition and results of operations.

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. We have credit risk with both our existing customers and those supporting our growth projects. Credit risk exists in relation to our growth projects, both because the expansion customers make long-term firm capacity commitments to us for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or we are unable to replace the defaulting customer with a customer willing to pay similar rates. In 2019, we had an expansion customer declare bankruptcy for which we were able to use the credit support obtained during the growth project process to cover a portion of their remaining long-term commitment. For more information, refer to Note 5 in Part II, Item 8. of our 2019 Annual Report on Form 10-K.

Natural gas producers comprise a significant portion of our revenues and have supported several of our growth projects. As of June 30, 2020, approximately 35% of our projected operating revenues under committed firm agreements will be generated from contracts with natural gas producers. During the first quarter 2020, the prices of oil and natural gas declined significantly because of worldwide competition in the oil markets and continued increases in domestic oil and gas supplies. Should the prices of natural gas and oil remain at current levels for a sustained period of time or decline again, we could be exposed to increased credit risk associated with our producer customer group, including the increased risk of customers filing for bankruptcy protection, which could materially adversely impact our business.

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

*22.1	Subsidiary Issuers and Guarantors of Registered Securities.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definitions Document
*101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 3, 2020	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)