Form 10-Q
period 2020-09-30
Boardwalk Pipeline Partners, LP
filed 2020-11-02
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2020

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$349.2	$3.7
Receivables:
Trade, net	93.0	117.2
Other	13.7	15.2
Gas transportation receivables	9.1	7.5
Advances to affiliates	4.3	—
Prepayments	22.8	16.0
Other current assets	5.1	8.1
Total current assets	497.2	167.7

Property, Plant and Equipment:
Natural gas transmission and other plant	11,895.3	11,489.5
Construction work in progress	183.3	253.9
Property, plant and equipment, gross	12,078.6	11,743.4
Less—accumulated depreciation and amortization	3,517.3	3,263.7
Property, plant and equipment, net	8,561.3	8,479.7

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	108.2	97.1
Other	162.9	161.2
Total other assets	508.5	495.7

Total Assets	$9,567.0	$9,143.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2020	December 31, 2019
Current Liabilities:
Payables:
Trade	$48.7	$65.8
Affiliates	0.5	4.6
Other	12.6	11.6
Gas payables	5.9	6.4
Accrued taxes, other	86.6	60.1
Accrued interest	46.7	35.6
Accrued payroll and employee benefits	33.5	38.1
Construction retainage	19.4	16.8
Deferred income	6.0	2.2
Other current liabilities	34.3	28.3
Total current liabilities	294.2	269.5

Long-term debt and finance lease obligation	3,769.6	3,566.1

Other Liabilities and Deferred Credits:
Pension liability	16.5	20.5
Asset retirement obligations	55.2	56.8
Provision for other asset retirement	79.8	75.1
Other	113.7	95.6
Total other liabilities and deferred credits	265.2	248.0

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,316.2	5,140.6
Accumulated other comprehensive loss	(78.2)	(81.1)
Total partners’ capital	5,238.0	5,059.5
Total Liabilities and Partners' Capital	$9,567.0	$9,143.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Transportation	$243.3	$257.7	$788.3	$857.4
Storage, parking and lending	28.8	22.5	82.5	68.8
Other	15.9	14.6	52.0	41.8
Total operating revenues	288.0	294.8	922.8	968.0
Operating Costs and Expenses:
Fuel and transportation	3.8	3.6	14.5	10.4
Operation and maintenance	55.7	58.9	148.3	152.6
Administrative and general	34.6	34.0	104.9	104.2
Depreciation and amortization	91.5	86.7	268.4	258.5
(Gain) loss on sale of assets and impairments	(0.2)	—	0.9	(0.8)
Taxes other than income taxes	27.7	24.2	86.2	80.2
Total operating costs and expenses	213.1	207.4	623.2	605.1
Operating income	74.9	87.4	299.6	362.9
Other Deductions (Income):
Interest expense	43.8	45.4	127.2	136.2
Interest income	—	—	—	(0.3)
Miscellaneous other (income) expense, net	(1.0)	(0.6)	(3.5)	0.3
Total other deductions	42.8	44.8	123.7	136.2
Income before income taxes	32.1	42.6	175.9	226.7
Income taxes	0.1	0.1	0.3	0.4
Net income	$32.0	$42.5	$175.6	$226.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$32.0	$42.5	$175.6	$226.3
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.3	0.6	0.7
Pension and other postretirement benefit costs, net of tax	0.9	0.5	2.3	2.9
Total Comprehensive Income	$33.1	$43.3	$178.5	$229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$175.6	$226.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	268.4	258.5
Amortization of deferred costs and other	10.5	7.2
Loss (gain) on sale of assets and impairments	0.9	(0.8)
Changes in operating assets and liabilities:
Trade and other receivables	25.7	40.2
Gas receivables and storage assets	(18.6)	(22.3)
Other assets	(5.5)	11.3
Trade and other payables	(7.7)	(3.2)
Gas payables	10.9	(0.2)
Accrued liabilities	33.6	21.3
Other liabilities	7.4	(2.5)
Net cash provided by operating activities	501.2	535.8
INVESTING ACTIVITIES:
Capital expenditures	(350.5)	(276.0)
Proceeds from sale of operating assets	3.7	2.3
Advances to affiliates	(4.3)	(3.1)
Net cash used in investing activities	(351.1)	(276.8)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	495.0	495.2
Repayment of borrowings from long-term debt	—	(350.0)
Proceeds from borrowings on revolving credit agreement	432.9	475.0
Repayment of borrowings on revolving credit agreement	(727.9)	(795.0)
Principal payment of finance lease obligation	(0.5)	(0.5)
Advances from affiliates	(4.1)	3.1
Distributions paid	—	(76.7)
Net cash provided by (used in) financing activities	195.4	(248.9)
Increase in cash and cash equivalents	345.5	10.1
Cash and cash equivalents at beginning of period	3.7	3.6
Cash and cash equivalents at end of period	$349.2	$13.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended September 30, 2019
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance June 30, 2019	$5,079.8	$(82.4)	$4,997.4
Add (deduct):
Net income	42.5	—	42.5
Distributions paid	(25.6)	—	(25.6)
Other comprehensive income, net of tax	—	0.8	0.8
Balance September 30, 2019	$5,096.7	$(81.6)	$5,015.1

	Three Months Ended September 30, 2020
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance June 30, 2020	$5,284.2	$(79.3)	$5,204.9
Add:
Net income	32.0	—	32.0
Other comprehensive income, net of tax	—	1.1	1.1
Balance September 30, 2020	$5,316.2	$(78.2)	$5,238.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Nine Months Ended September 30, 2019
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2018	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	226.3	—	226.3
Distributions paid	(76.7)	—	(76.7)
Other comprehensive income, net of tax	—	3.6	3.6
Balance September 30, 2019	$5,096.7	$(81.6)	$5,015.1

	Nine Months Ended September 30, 2020
	Partners' Capital	Accumulated Other Comp (Loss) Income	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add:
Net income	175.6	—	175.6
Other comprehensive income, net of tax	—	2.9	2.9
Balance September 30, 2020	$5,316.2	$(78.2)	$5,238.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of September 30, 2020, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company’s capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2020, and December 31, 2019, its results of operations, comprehensive income and changes in partners' capital for the three and nine months ended September 30, 2020 and 2019, and its changes in cash flows for the nine months ended September 30, 2020 and 2019. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2019 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from Contracts with Customers
Firm Service (1)	$265.8	$275.7	$858.1	$919.6
Interruptible Service	8.9	8.3	24.6	19.5
Other revenues	4.9	2.8	15.3	7.9
Total Revenues from Contracts with Customers	279.6	286.8	898.0	947.0
Other operating revenues (2)	8.4	8.0	24.8	21.0
Total Operating Revenues	$288.0	$294.8	$922.8	$968.0

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

Contract Balances

As of September 30, 2020, and December 31, 2019, the Company had receivables recorded in Trade Receivables from contracts with customers of $93.0 million and $117.2 million, contract assets recorded in Other Assets from contracts with a customer of $2.5 million and $1.5 million and contract liabilities recorded in Deferred income (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $17.5 million and $11.8 million.

As of September 30, 2020, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liabilities balances during the nine months ended September 30, 2020, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2019(1)	$11.8
Revenues recognized that were included in the contract liability balance at the beginning of the period	(3.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	9.0
Balance as of September 30, 2020(1)	$17.5
(1) As of September 30, 2020, and December 31, 2019, $6.0 million and $2.2 million were recorded in Deferred income (current portion) and $11.5 million and $9.6 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liabilities balances during the nine months ended September 30, 2019, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2018(1)	$9.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(1.4)
Increases due to cash received, excluding amounts recognized as revenues during the period	3.6
Balance as of September 30, 2019(1)	$11.4
(1) As of September 30, 2019, and December 31, 2018, $1.2 million and $0.5 million were recorded in Deferred income (current portion) and $10.2 million and $8.7 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2020. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to September 30, 2020, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2020 (1)	2021	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2020	$295.5	$1,077.0	$7,534.5	$8,907.0
Operating revenues which are fixed and determinable (operating leases)	5.5	23.0	220.0	248.5
Total projected operating revenues under committed firm agreements as of September 30, 2020	$301.0	$1,100.0	$7,754.5	$9,155.5
(1) The 2020 period is for the three months ending December 31, 2020. For the nine months ended September 30, 2020, the Company recognized $816.9 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of September 30, 2020, the amount of gas owed to the operating subsidiaries of the Company due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.0 trillion British thermal units (TBtu). Assuming an average market price during September 2020 of $1.71 per million British thermal unit (MMBtu), the market value of that gas was approximately $12.0 million. As of September 30, 2020, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $0.4 million. As of December 31, 2019, the amount of gas owed to the operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 12.8 TBtu. Assuming an average market price during December 2019 of $2.08 per MMBtu, the market value of that gas was approximately $26.6 million. As of December 31, 2019, there were no outstanding NGL imbalances owed to the operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2019 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, were as follows (in millions):

As of September 30, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$349.2		$349.2	$—	$—	$349.2
Financial Liabilities
Long-term debt	$3,769.5	(1)	$—	$4,052.2	$—	$4,052.2

(1) The carrying amount of long-term debt excludes a $6.3 million long-term finance lease obligation and
$6.2 million of unamortized debt issuance costs.

As of December 31, 2019			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.7		$3.7	$—	$—	$3.7
Financial Liabilities
Long-term debt	$3,565.7	(1)	$—	$3,798.3	$—	$3,798.3

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July 2019. In October 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. On October 14, 2020, after completion of fact discovery, Plaintiffs filed an amended complaint. In light of the amended complaint, Defendants have moved to vacate the scheduled January 18, 2021 trial date, and have also filed a motion to dismiss Plaintiffs’ new claims.

City of New Orleans Litigation

Gulf South Pipeline Company, LLC, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants’ drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. In October 2020, this case was stayed pending the outcome of an appeal to the 5th Circuit Court of Appeals in a similar case.

Letter of Credit Proceeds

In the second quarter 2019, a customer of Texas Gas Transmission, LLC (Texas Gas), a subsidiary of the Company, declared bankruptcy and rejected the transportation agreements it had with Texas Gas as part of the bankruptcy proceedings. Subsequent to the bankruptcy declaration, Texas Gas pursued and received proceeds of $27.7 million from existing letters of credit provided to Texas Gas as credit support. In June 2019, the bankruptcy court approved the rejection of the transportation agreements, which relieved Texas Gas from providing further transportation services to its customer. As a result, Texas Gas first applied the proceeds from the letters of credit to outstanding receivables and then recognized as transportation revenues the remaining $26.2 million of proceeds, which represent a portion of the future performance obligations that were eliminated under the transportation agreements.

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of September 30, 2020, were approximately $149.9 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company’s commitments under pipeline capacity agreements disclosed in Note 5 of Part II, Item 8. of the Company’s 2019 Annual Report on Form 10-K.

Purchase of Undivided Interest

In September 2019, the Company entered into an agreement to purchase the approximately 8% undivided interest that it did not already own in the Bistineau storage facility in Louisiana for $18.8 million. The FERC approved the purchase in early 2020 and the transaction closed on April 1, 2020. The purchase was recorded in Capital expenditures on the Condensed Consolidated Statement of Cash Flows. After this transaction, the Company owns 100% of the Bistineau storage facility.

Note 6:  Financing

As of September 30, 2020, and December 31, 2019, the Company had total outstanding debt of $3.8 billion and $3.6 billion, including amounts outstanding under the Company’s notes and debentures and its revolving credit facility.

Notes and Debentures

As of September 30, 2020, and December 31, 2019, the Company had notes and debentures outstanding of $3.8 billion and $3.3 billion, with weighted-average interest rates of 4.86% and 5.06%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of September 30, 2020, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Company has included the $440.0 million aggregate principal amount of Texas Gas 4.50% notes due 2021 (Texas Gas 2021 Notes) which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of September 30, 2020, since the Company has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility. In September 2020, the Company submitted its notice of redemption to retire the Texas Gas 2021 Notes on November 3, 2020, at a redemption price of 100% of the principal amount of such Notes, plus any unpaid and accrued interest. The Company will use its available cash and borrowings under the revolving credit facility to retire the Texas Gas 2021 Notes, with a portion of the available cash coming from the proceeds from the August 2020 issuance of $500.0 million aggregate principal amount of Boardwalk Pipelines 3.40% notes due 2031 discussed below.

Issuance of Notes

During the nine months ended September 30, 2020 and 2019, the Company completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
August 2020	Boardwalk Pipelines	$500.0	$5.0	$495.0	(1)	3.40%	February 15, 2031	February 15 and August 15
May 2019	Boardwalk Pipelines	$500.0	$4.8	$495.2	(2)	4.80%	May 3, 2029	May 3 and November 3

(1)The net proceeds of this offering will be used to retire the Texas Gas 2021 Notes on November 3, 2020, to fund growth capital expenditures and for general partnership purposes. Initially, the Company used the net proceeds to reduce outstanding borrowings under its revolving credit facility.

(2)The net proceeds of this offering were used to retire the outstanding $350.0 million aggregate principal amount of Boardwalk Pipelines 5.75% notes due 2019 (Boardwalk Pipelines 2019 Notes) at maturity and for general partnership purposes. Initially, the Company used the net proceeds to reduce outstanding borrowings under its revolving credit facility. Subsequently, in September 2019, the Company retired all of the outstanding aggregate principal amount of Boardwalk Pipelines 2019 Notes at maturity with borrowings under its revolving credit facility.

Revolving Credit Facility

As of September 30, 2020, the Company had no outstanding borrowings under its revolving credit facility and had available the full borrowing capacity of $1.475 billion. Outstanding borrowings under the Company's revolving credit facility as of December 31, 2019, were $295.0 million, with a weighted-average borrowing rate of 3.00%. The revolving credit facility expires on May 26, 2022. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of September 30, 2020. As of October 30, 2020, the Company had $80.0 million of outstanding borrowings under its revolving credit facility and had $1.4 billion of available borrowing capacity .

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2020 and 2019, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Service cost	$0.7	$0.7	$—	$—
Interest cost	0.7	0.9	0.3	0.4
Expected return on plan assets	(1.4)	(1.6)	(0.8)	(0.6)
Amortization of unrecognized net loss	0.8	0.4	—	—
Settlement charge	0.6	0.6	—	—
Net periodic benefit cost	$1.4	$1.0	$(0.5)	$(0.2)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2020 and 2019, were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$2.1	$2.3	$—	$—
Interest cost	2.2	3.1	0.9	1.1
Expected return on plan assets	(4.7)	(4.8)	(2.4)	(2.2)
Amortization of unrecognized net loss	1.6	1.6	—	—
Settlement charge	2.2	2.7	—	—
Net periodic benefit cost	$3.4	$4.9	$(1.5)	$(1.1)

During the nine months ended September 30, 2020, the Company made $3.6 million in contributions to the defined benefit pension plan, and does not expect to fund any additional amounts in 2020.

Defined Contribution Plans

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company’s defined contribution plan were $3.0 million and $2.8 million for the three months ended September 30, 2020 and 2019, and $8.8 million and $8.4 million for the nine months ended September 30, 2020 and 2019.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and also charges the Company for allocated overheads. The Company incurred charges related to these services of $1.5 million and $1.4 million for the three months ended September 30, 2020 and 2019, and $4.3 million for the nine months ended September 30, 2020 and 2019.

Distributions paid to BPHC and Boardwalk GP were $25.6 million and $76.7 million for the three and nine months ended September 30, 2019. No distributions were paid for the three and nine months ended September 30, 2020. In October 2020, a $102.2 million distribution was approved to be paid to BPHC and Boardwalk GP on November 19, 2020.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2020	2019
Cash paid during the period for:
Interest (net of amount capitalized)	$108.7	$122.5
Non-cash adjustments:
Accounts payable and property, plant and equipment	34.2	62.5
Right-of-use assets obtained in exchange for lease obligations	18.3	18.2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America, our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K) and our Risk Factors contained in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020.

We operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons industry, providing transportation and storage for those commodities.

Current Events

In the third quarter 2020, the coronavirus disease 2019 (COVID-19) pandemic and measures to mitigate the spread of COVID-19 continued to impact the world and the United States. An excess supply of energy products has also led to disruptions in the energy sector and volatility in energy prices during 2020. Our operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines and the impacts from COVID-19 and the volatile energy prices have not been significant to our business, though some of our customers have been and continue to be directly impacted by COVID-19 and the volatility in commodity prices.

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

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the twelve months ended September 30, 2020, approximately 90% of our revenues were derived from fixed fees under firm agreements. We expect to earn revenues of approximately $9.2 billion from fixed fees under committed firm agreements in place as of September 30, 2020, including agreements for transportation, storage and other services, over the remaining term of those agreements. For the nine months ended September 30, 2020, we added approximately $643.4 million from the comparable amount at December 2019, from contracts entered into during 2020. The table shown under Performance Obligations in Note 2 to the Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements. For our customers that are charged our maximum applicable tariff rates related to our Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts shown in the Note 2 table reflect the current tariff rate for such services for the term of the agreements, however, the tariff rates may be subject to future adjustment. The estimated revenues reflected in the table may also include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals. The amounts shown in the Note 2 table do not include additional revenues we have recognized and may recognize under firm agreements based on actual utilization of the contracted pipeline or storage capacity, any expected revenues for periods after the expiration dates of the existing agreements or execution of precedent agreements associated with growth projects or other events that occurred or will occur subsequent to September 30, 2020.

Contract Renewals

Each year a portion of our firm transportation and storage agreements expire. The rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and liquefied natural gas export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Our storage rates are additionally impacted by natural gas price differentials between time periods, such as winter to summer (time period price spreads), and the volatility in time period price spreads. Demand for firm service is primarily based on market conditions which can vary across our pipeline systems. While we have not seen a significant change in the demand for our transportation services as a result of the COVID-19 pandemic or the volatility in energy prices and excess supply of energy products, if these conditions remain for an extended period of time or re-occur, we could see a decline in the demand for our services. We focus our marketing efforts on enhancing the value of the capacity that is up for renewal and work with customers to match gas supplies from various basins to new and existing customers and markets, including aggregating supplies at key locations along our pipelines to provide end-use customers with attractive and diverse supply options. If the market perceives the value of our available capacity to be lower than our long-term view of the capacity, we may seek to shorten contract terms until market perception improves.

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

Results of Operations

For the Nine Months Ended September 30, 2020 and 2019

Our net income for the nine months ended September 30, 2020, decreased $50.7 million, or 22%, to $175.6 million compared to $226.3 million for the nine months ended September 30, 2019, primarily due to the factors discussed below. Excluding the impact from the June 2019 customer bankruptcy, as discussed in Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q, our net income for the nine months ended September 30, 2020, would have decreased $24.9 million.

Operating revenues for the nine months ended September 30, 2020, decreased $45.2 million, or 5%, to $922.8 million, compared to $968.0 million for the nine months ended September 30, 2019. Including the effect of the items in fuel and transportation expense, and excluding the impact from the customer bankruptcy as discussed in Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q, operating revenues decreased $23.5 million, or 3%. The decrease was driven by contract expirations that were recontracted at overall lower average rates as discussed above, partially offset by revenues from our recently completed growth projects and higher storage and parking and lending revenues due to favorable market conditions.

Operating costs and expenses for the nine months ended September 30, 2020, increased $18.1 million, or 3%, to $623.2 million, compared to $605.1 million for the nine months ended September 30, 2019. Excluding items offset in operating revenues, operating costs and expenses increased $14.0 million, or 2%, when compared to 2019. The operating expense increase was primarily due to an increased asset base from recently completed growth projects and the expiration of property tax abatements.

Total other deductions for the nine months ended September 30, 2020, decreased $12.5 million, or 9%, to $123.7 million compared to $136.2 million for the 2019 period primarily due to lower average interest rates and lower average outstanding long-term debt.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2020. In August 2020, we issued $500.0 million aggregate principal amount of Boardwalk Pipelines, LP (Boardwalk Pipelines) 3.40% notes due 2031, which utilized the remaining capacity under our shelf registration statement. The net proceeds of this offering will be used to retire $440.0 million of Texas Gas Transmission, LLC (Texas Gas) 4.50% notes due 2021 on November 3, 2020, to fund growth capital expenditures and for general partnership purposes. Initially, the Company used the net proceeds from the August 2020 issuance to reduce outstanding borrowings under its revolving credit facility. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

In the first quarter 2020, we changed our distribution practice from quarterly distribution payments to an annual distribution payment in order to maximize financial flexibility and for administrative ease. In October 2020, our General Partner approved a distribution of $102.2 million to be paid to our partners on November 19, 2020. The declaration and payment of future distributions will be at the discretion of our general partner and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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

Our debt is primarily issued at Boardwalk Pipelines, a wholly owned subsidiary of us, although we have historically also issued debt at our operating subsidiaries. As of September 30, 2020, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but it is not subject to the reporting requirements of Rule 13-01 of Regulation S-X. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

	As of September 30, 2020	As of December 31, 2019
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$2,950.0	$2,450.0
Principal amounts not guaranteed (2)	840.0	840.0
Other (3)	(20.4)	276.1
Long-term debt and finance lease obligation	$3,769.6	$3,566.1

(1) This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes), and as of September 30, 2020, this includes the notes issued in August 2020, as further discussed above and in Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q.
(2) This represents principal amounts of all outstanding debt at Gulf South Pipeline Company, LLC and Texas Gas, two of our operating subsidiaries.
(3) As of September 30, 2020, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs and as of December 31, 2019, the amount also includes outstanding borrowings under the revolving credit facility guaranteed by Boardwalk Pipeline Partners.

The Guaranteed Notes are fully and unconditionally guaranteed by the Parent Guarantor on a senior unsecured basis. The guarantees of the Guaranteed Notes rank equally with all of our existing and future senior debt, including our guarantee of indebtedness under our revolving credit facility. The guarantees will be effectively subordinated in right of payment to all of our future secured debt to the extent of the value of the assets securing such debt. There are no restrictions on the Subsidiary Issuer’s ability to pay dividends or make loans to the Parent Guarantor. The guarantee obligations will be terminated with respect to any series of notes if that series has been discharged or defeased.

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2020 and 2019, were $97.8 million and $76.7 million. Growth capital expenditures were $233.9 million and $186.7 million for the nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, we purchased the remaining undivided interest in the Bistineau storage facility that we did not previously own for $18.8 million. During the nine months ended September 30, 2019, we purchased $12.6 million of natural gas to be used as base gas for our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of September 30, 2020, and December 31, 2019, were $3.8 billion and $3.6 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2019 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities decreased $34.6 million to $501.2 million for the nine months ended September 30, 2020, compared to $535.8 million for the comparable 2019 period primarily due to the change in net income and the timing of receivables and accrued liabilities.

Changes in cash flow from investing activities

Net cash used in investing activities increased $74.3 million to $351.1 million for the nine months ended September 30, 2020, compared to $276.8 million for the comparable 2019 period. The increase was primarily driven by an increase of $74.5 million in capital spending.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $444.3 million to $195.4 million for the nine months ended September 30, 2020, compared to net cash used of $248.9 million for the comparable 2019 period primarily due to the 2019 repayment of $350.0 million of long-term debt and the change to our distribution practice from quarterly distribution payments to an annual distribution payment.

Off-Balance Sheet Arrangements

At September 30, 2020, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Refer to Part II, Item 1A. of this Quarterly Report on Form 10-Q and of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and Part I, Item 1A. and Part II, Item 7. of our 2019 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2019 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our 2019 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, include a detailed discussion of certain risk factors facing us. There have not been any material changes to the risk factors disclosed in Part I, Item 1A. of our 2019 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, except as noted below.

The outbreak of COVID-19 and the measures to mitigate the spread of COVID-19 could materially adversely affect our business, financial condition and results of operations.

The outbreak of COVID-19 is materially negatively impacting worldwide economic and commercial activity and financial markets, and has impacted global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with COVID-19, our business could be materially adversely affected. We may also be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in our customers’ business; cause delay, or limit the ability of our customers to perform, including in making timely payments to us; and cause other unpredictable events. The impact of COVID-19 has impacted capital markets, which may impact our customers’ financial position, and recoverability of our receivables from our customers may be at risk. The full impact of COVID-19 is unknown and continues to evolve. The extent to which COVID-19 negatively impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the continued actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

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

4.1
Eighth Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on August 11, 2020).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
November 2, 2020	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)