Form 10-Q
period 2021-03-31
Boardwalk Pipeline Partners, LP
filed 2021-05-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2021

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$17.8	$2.9
Receivables:
Trade, net	107.4	115.1
Other	23.7	23.4
Gas transportation receivables	6.1	6.6
Prepayments	18.7	18.5
Other current assets	9.4	7.0
Total current assets	183.1	173.5

Property, Plant and Equipment:
Natural gas transmission and other plant	12,029.7	11,964.1
Construction work in progress	183.9	184.2
Property, plant and equipment, gross	12,213.6	12,148.3
Less—accumulated depreciation and amortization	3,685.7	3,598.5
Property, plant and equipment, net	8,527.9	8,549.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	114.6	101.9
Other	167.8	167.3
Total other assets	519.8	506.6

Total Assets	$9,230.8	$9,229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2021	December 31, 2020
Current Liabilities:
Payables:
Trade	$64.6	$43.6
Affiliates	9.8	9.9
Other	14.9	9.6
Gas payables	9.0	10.9
Accrued taxes, other	45.5	70.3
Accrued interest	43.3	33.1
Accrued payroll and employee benefits	19.6	34.5
Regulatory liability	12.9	14.1
Customer deposits	13.1	9.2
Deferred income	4.3	4.9
Other current liabilities	24.0	26.8
Total current liabilities	261.0	266.9

Long-term debt and finance lease obligation	3,341.7	3,460.7

Other Liabilities and Deferred Credits:
Pension liability	16.5	18.0
Asset retirement obligations	58.1	54.9
Provision for other asset retirement	83.3	81.6
Other	103.1	98.7
Total other liabilities and deferred credits	261.0	253.2

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,446.4	5,328.9
Accumulated other comprehensive loss	(79.3)	(79.8)
Total partners’ capital	5,367.1	5,249.1
Total Liabilities and Partners' Capital	$9,230.8	$9,229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Revenues:
Transportation	$317.2	$298.9
Storage, parking and lending	27.9	24.0
Other	24.9	16.9
Total operating revenues	370.0	339.8
Operating Costs and Expenses:
Fuel and transportation	9.4	6.5
Operation and maintenance	48.4	45.7
Administrative and general	34.8	36.1
Depreciation and amortization	91.0	87.7
Gain on sale of assets	(0.1)	—
Taxes other than income taxes	30.7	31.6
Total operating costs and expenses	214.2	207.6
Operating income	155.8	132.2
Other Deductions (Income):
Interest expense	40.7	42.3
Miscellaneous other income, net	(2.6)	(1.2)
Total other deductions	38.1	41.1
Income before income taxes	117.7	91.1
Income taxes	0.2	0.1
Net income	$117.5	$91.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$117.5	$91.0
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.2	0.2
Pension and other postretirement benefit costs, net of tax	0.3	0.8
Total Comprehensive Income	$118.0	$92.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$117.5	$91.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	91.0	87.7
Amortization of deferred costs and other	2.5	5.4
Gain on sale of assets	(0.1)	—
Changes in operating assets and liabilities:
Trade and other receivables	7.4	(0.2)
Gas receivables and storage assets	(13.2)	(6.0)
Other assets	(0.7)	(0.3)
Trade and other payables	12.4	(12.2)
Gas payables	(1.6)	(2.9)
Accrued liabilities	(29.3)	(26.6)
Regulatory assets and liabilities	(3.4)	7.6
Other liabilities	5.4	4.9
Net cash provided by operating activities	187.9	148.4
INVESTING ACTIVITIES:
Capital expenditures	(52.9)	(100.8)
Proceeds from sale of operating assets	0.2	0.3
Net cash used in investing activities	(52.7)	(100.5)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	110.0	200.0
Repayment of borrowings on revolving credit agreement	(230.0)	(220.0)
Principal payment of finance lease obligation	(0.2)	(0.2)
Advances from affiliates	(0.1)	—
Net cash used in financing activities	(120.3)	(20.2)
Increase in cash and cash equivalents	14.9	27.7
Cash and cash equivalents at beginning of period	2.9	3.7
Cash and cash equivalents at end of period	$17.8	$31.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2020
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add:
Net income	91.0	—	91.0
Other comprehensive income, net of tax	—	1.0	1.0
Balance March 31, 2020	$5,231.6	$(80.1)	$5,151.5

	Three Months Ended March 31, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add:
Net income	117.5	—	117.5
Other comprehensive income, net of tax	—	0.5	0.5
Balance March 31, 2021	$5,446.4	$(79.3)	$5,367.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of March 31, 2021, Boardwalk Pipelines Holding Corp. (BPHC), a wholly-owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company’s capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2021, and December 31, 2020, and its results of operations, comprehensive income, changes in cash flows and changes in partners' capital for the three months ended March 31, 2021 and 2020. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2020 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three months ended March 31, 2021 and 2020 (in millions):

	For the Three Months Ended March 31,
	2021	2020
Revenues from Contracts with Customers
Firm Service (1)	$338.2	$322.4
Interruptible Service	11.4	6.4
Other revenues	11.7	3.1
Total Revenues from Contracts with Customers	361.3	331.9
Other operating revenues (2)	8.7	7.9
Total Operating Revenues	$370.0	$339.8

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

Contract Balances

As of March 31, 2021, and December 31, 2020, the Company had receivables recorded in Trade Receivables from contracts with customers of $107.4 million and $115.1 million, contract assets recorded in Other Assets from contracts with a customer of $3.5 million and $2.9 million and contract liabilities recorded in Deferred income (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $17.4 million and $17.2 million.

As of March 31, 2021, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liabilities balances during the three months ended March 31, 2021, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2020(1)	$17.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(1.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.5
Balance as of March 31, 2021(1)	$17.4
(1) As of March 31, 2021, and December 31, 2020, $4.3 million and $4.9 million were recorded in Deferred income (current portion) and $13.1 million and $12.3 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liabilities balances during the three months ended March 31, 2020, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2019(1)	$11.8
Revenues recognized that were included in the contract liability balance at the beginning of the period	(0.6)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.7
Balance as of March 31, 2020(1)	$15.9
(1) As of March 31, 2020, and December 31, 2019, $6.0 million and $2.2 million were recorded in Deferred income (current portion) and $9.9 million and $9.6 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2021. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, as in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to March 31, 2021, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2021 (1)	2022	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2021	$825.5	$1,055.0	$7,113.5	$8,994.0
Operating revenues which are fixed and determinable (operating leases)	17.5	23.0	196.5	237.0
Total projected operating revenues under committed firm agreements as of March 31, 2021	$843.0	$1,078.0	$7,310.0	$9,231.0
(1) The 2021 period is for the nine months ending December 31, 2021. For the three months ended March 31, 2021, the Company recognized $316.6 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 23.5 trillion British thermal units (TBtu). Assuming an average market price during March 2021 of $2.47 per million British thermal unit (MMBtu), the market value of that gas was approximately $58.1 million. As of December 31, 2020, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2020 of $2.45 per MMBtu, the market value of that gas was approximately $27.4 million. As of March 31, 2021, and December 31, 2020, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2020 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, were as follows (in millions):

As of March 31, 2021			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.8		$17.8	$—	$—	$17.8
Financial Liabilities
Long-term debt	$3,341.3	(1)	$—	$3,658.6	$—	$3,658.6

(1) The carrying amount of long-term debt excludes a $5.9 million long-term finance lease obligation and
$5.5 million of unamortized debt issuance costs.

As of December 31, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.9		$2.9	$—	$—	$2.9
Financial Liabilities
Long-term debt	$3,460.4	(1)	$—	$3,847.6	$—	$3,847.6

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July 2019. In October 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. A trial was held the week of February 22, 2021, and post-trial oral arguments are scheduled for July 14, 2021.

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

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of March 31, 2021, were approximately $168.1 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company’s commitments under pipeline capacity agreements disclosed in Note 5 of Part II, Item 8. of the Company’s 2020 Annual Report on Form 10-K.

Note 6:  Financing

Notes and Debentures

As of March 31, 2021, and December 31, 2020, the Company had principal amounts of notes and debentures outstanding of $3.4 billion, with a weighted-average interest rate of 4.84%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2021, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

Outstanding borrowings under the Company's revolving credit facility as of March 31, 2021, and December 31, 2020, were $10.0 million and $130.0 million, with weighted-average borrowing rates of 1.36% and 1.39%. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of March 31, 2021. The revolving credit facility has a borrowing capacity of $1.475 billion and expires on May 26, 2022. As of April 30, 2021, the Company had no outstanding borrowings and had the full borrowing capacity available under the revolving credit facility.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2021 and 2020, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020
Service cost	$0.7	$0.7	$—	$—
Interest cost	0.5	0.8	0.2	0.3
Expected return on plan assets	(1.6)	(1.6)	(0.6)	(0.8)
Amortization of unrecognized net loss	0.3	0.4	—	—
Settlement charge	0.4	0.9	—	—
Net periodic benefit cost	$0.3	$1.2	$(0.4)	$(0.5)

During the three months ended March 31, 2021, the Company made $1.1 million in contributions to the defined benefit pension plan and expects to fund an additional $3.4 million in the remainder of 2021.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company’s defined contribution plan were $3.1 million and $2.9 million for the three months ended March 31, 2021 and 2020.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and also charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million for the three months ended March 31, 2021 and 2020.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Interest (net of amount capitalized)	$28.3	$30.1
Non-cash adjustments:
Accounts payable and property, plant and equipment	42.9	47.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America, and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K).

We operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons industry, providing transportation and storage for those commodities.

Results of Operations

Note 2 in Part II, Item 8. of our Annual Report on Form 10-K contains a summary of our revenues and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as lower pricing on contract renewals and other factors discussed. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Condensed Consolidated Statements of Income.

For the Three Months Ended March 31, 2021 and 2020

Our net income for the three months ended March 31, 2021, increased $26.5 million, or 29%, to $117.5 million compared to $91.0 million for the three months ended March 31, 2020, primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2021, increased $30.2 million, or 9%, to $370.0 million, compared to $339.8 million for the three months ended March 31, 2020. Including the effect of the items in fuel and transportation expense, operating revenues increased $27.3 million, or 8%. The increase was driven primarily by our recently completed growth projects and higher system utilization from colder winter weather experienced during the first quarter of 2021, partially offset by higher fuel and transportation expense.

Operating costs and expenses for the three months ended March 31, 2021, increased $6.6 million, or 3%, to $214.2 million, compared to $207.6 million for the three months ended March 31, 2020. Excluding items offset with operating revenues, operating costs and expenses increased $3.7 million or 2% when compared to 2020 primarily due to an increased asset base and the colder winter weather experienced during the first quarter of 2021.

Total other deductions for the three months ended March 31, 2021, decreased $3.0 million, or 7%, to $38.1 million compared to $41.1 million for the three months ended March 31, 2020, primarily due to lower average interest rates, lower average outstanding long-term debt and decreased settlement charges related to the Texas Gas Transmission, LLC (Texas Gas) pension plan.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2021. We have an effective shelf registration statement, which was filed and declared effective in the first quarter 2021, under which we may publicly issue debt securities, warrants or rights from time to time.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of March 31, 2021, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of March 31, 2021
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$2,950.0
Principal amounts not guaranteed (2)	400.0
Other (3)	(8.3)
Long-term debt and finance lease obligation	$3,341.7

(1) This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2) This represents principal amounts of outstanding debt at Gulf South Pipeline Company, LLC and Texas Gas excluding any borrowings under the revolving credit facility.
(3) As of March 31, 2021, this represents the amounts related to a finance lease, unamortized debt discount and issuance costs and outstanding borrowings under the revolving credit facility guaranteed by Boardwalk Pipeline Partners.

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

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, including the Guaranteed Notes and advances to and from each other and the operating subsidiaries as a result of the cash management program described in Note 2 of Part II, Item 8. of our 2020 Annual Report on Form 10-K, and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2021 and 2020, were $18.7 million and $39.2 million. Growth capital expenditures were $34.2 million and $61.6 million for the three months ended March 31, 2021 and 2020.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of March 31, 2021, and December 31, 2020, were $3.4 billion and $3.5 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2020 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $39.5 million to $187.9 million for the three months ended March 31, 2021, compared to $148.4 million for the comparable 2020 period primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $47.8 million to $52.7 million for the three months ended March 31, 2021, compared to $100.5 million for the comparable 2020 period. The decrease was primarily driven by a decrease of $47.9 million in capital spending.

Changes in cash flow from financing activities

Net cash used in financing activities increased $100.1 million to $120.3 million for the three months ended March 31, 2021, compared to $20.2 million for the comparable 2020 period primarily due to lower borrowings under the revolving credit facility from lower capital expenditures in 2021 compared to 2020.

Off-Balance Sheet Arrangements

At March 31, 2021, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

During 2021, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2020 Annual Report on Form 10-K.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to the impacts of recent volatility in energy prices and the coronavirus disease 2019 pandemic, the impacts of changes to laws and regulations or the implementation thereof, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to maintain or replace expiring gas transportation and storage contracts, our ability to complete projects that we have commenced or will commence, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, and our ability to contract and sell short-term capacity on our pipelines. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. and Part II, Item 7. of our 2020 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2020 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part I, Item 1A. of our 2020 Annual Report on Form 10-K.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 3, 2021	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)