Form 10-Q
period 2021-06-30
Boardwalk Pipeline Partners, LP
filed 2021-08-02
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2021

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$78.9	$2.9
Receivables:
Trade, net	98.4	115.1
Other	26.1	23.4
Gas transportation receivables	7.5	6.6
Advances to affiliates	1.8	—
Prepayments	24.8	18.5
Other current assets	15.1	7.0
Total current assets	252.6	173.5

Property, Plant and Equipment:
Natural gas transmission and other plant	12,067.6	11,964.1
Construction work in progress	234.5	184.2
Property, plant and equipment, gross	12,302.1	12,148.3
Less—accumulated depreciation and amortization	3,774.9	3,598.5
Property, plant and equipment, net	8,527.2	8,549.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	106.9	101.9
Other	172.6	167.3
Total other assets	516.9	506.6

Total Assets	$9,296.7	$9,229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2021	December 31, 2020
Current Liabilities:
Payables:
Trade	$55.3	$43.6
Affiliates	2.4	9.9
Other	19.6	9.6
Gas payables	12.1	10.9
Accrued taxes, other	58.3	70.3
Accrued interest	32.7	33.1
Accrued payroll and employee benefits	29.9	34.5
Regulatory liability	10.4	14.1
Customer deposits	14.0	9.2
Deferred income	4.6	4.9
Other current liabilities	23.0	26.8
Total current liabilities	262.3	266.9

Long-term debt and finance lease obligation	3,332.6	3,460.7

Other Liabilities and Deferred Credits:
Pension liability	15.0	18.0
Asset retirement obligations	62.9	54.9
Provision for other asset retirement	85.1	81.6
Other	104.3	98.7
Total other liabilities and deferred credits	267.3	253.2

Commitments and Contingencies

Partners’ Capital:
Partners' capital	5,513.2	5,328.9
Accumulated other comprehensive loss	(78.7)	(79.8)
Total partners’ capital	5,434.5	5,249.1
Total Liabilities and Partners' Capital	$9,296.7	$9,229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Transportation	$266.6	$246.1	$583.8	$545.0
Storage, parking and lending	27.6	29.7	55.5	53.7
Other	15.7	19.2	40.6	36.1
Total operating revenues	309.9	295.0	679.9	634.8
Operating Costs and Expenses:
Fuel and transportation	3.9	4.2	13.3	10.7
Operation and maintenance	49.3	46.9	97.7	92.6
Administrative and general	34.9	34.2	69.7	70.3
Depreciation and amortization	92.0	89.2	183.0	176.9
(Gain) loss on sale of assets	(0.1)	1.1	(0.2)	1.1
Taxes other than income taxes	25.4	26.9	56.1	58.5
Total operating costs and expenses	205.4	202.5	419.6	410.1
Operating income	104.5	92.5	260.3	224.7
Other Deductions (Income):
Interest expense	40.3	41.1	81.0	83.4
Miscellaneous other income, net	(2.7)	(1.3)	(5.3)	(2.5)
Total other deductions	37.6	39.8	75.7	80.9
Income before income taxes	66.9	52.7	184.6	143.8
Income taxes	0.1	0.1	0.3	0.2
Net income	$66.8	$52.6	$184.3	$143.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$66.8	$52.6	$184.3	$143.6
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.3	0.2	0.5	0.4
Pension and other postretirement benefit costs, net of tax	0.3	0.6	0.6	1.4
Total Comprehensive Income	$67.4	$53.4	$185.4	$145.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$184.3	$143.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	183.0	176.9
Amortization of deferred costs and other	4.2	8.1
(Gain) loss on sale of assets	(0.2)	1.1
Changes in operating assets and liabilities:
Trade and other receivables	14.0	11.7
Gas receivables and storage assets	(13.2)	(6.1)
Other assets	(7.1)	(13.1)
Trade and other payables	7.3	(0.5)
Gas payables	1.2	2.6
Accrued liabilities	(16.3)	(8.0)
Regulatory assets and liabilities	(5.9)	10.8
Other liabilities	6.8	5.3
Net cash provided by operating activities	358.1	332.4
INVESTING ACTIVITIES:
Capital expenditures	(138.4)	(245.8)
Proceeds from sale of operating assets	0.4	0.3
Advances to affiliates	(1.8)	(3.8)
Net cash used in investing activities	(139.8)	(249.3)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit agreement	150.0	377.9
Repayment of borrowings on revolving credit agreement, including financing fees	(284.4)	(457.9)
Principal payment of finance lease obligation	(0.4)	(0.3)
Advances from affiliates	(7.5)	(4.1)
Net cash used in financing activities	(142.3)	(84.4)
Increase (decrease) in cash and cash equivalents	76.0	(1.3)
Cash and cash equivalents at beginning of period	2.9	3.7
Cash and cash equivalents at end of period	$78.9	$2.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended June 30, 2020
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2020	$5,231.6	$(80.1)	$5,151.5
Add:
Net income	52.6	—	52.6
Other comprehensive income, net of tax	—	0.8	0.8
Balance June 30, 2020	$5,284.2	$(79.3)	$5,204.9

	Three Months Ended June 30, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2021	$5,446.4	$(79.3)	$5,367.1
Add:
Net income	66.8	—	66.8
Other comprehensive income, net of tax	—	0.6	0.6
Balance June 30, 2021	$5,513.2	$(78.7)	$5,434.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Six Months Ended June 30, 2020
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add:
Net income	143.6	—	143.6
Other comprehensive income, net of tax	—	1.8	1.8
Balance June 30, 2020	$5,284.2	$(79.3)	$5,204.9

	Six Months Ended June 30, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add:
Net income	184.3	—	184.3
Other comprehensive income, net of tax	—	1.1	1.1
Balance June 30, 2021	$5,513.2	$(78.7)	$5,434.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) pipeline and storage systems. As of June 30, 2021, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company’s capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2021, and December 31, 2020, its results of operations, comprehensive income and changes in partners' capital for the three and six months ended June 30, 2021 and 2020, and its changes in cash flows for the six months ended June 30, 2021 and 2020. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2020 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three and six months ended June 30, 2021 and 2020 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from Contracts with Customers
Firm Service (1)	$291.7	$269.9	$629.9	$592.3
Interruptible Service	7.3	9.3	18.7	15.7
Other revenues	2.5	7.3	14.2	10.4
Total Revenues from Contracts with Customers	301.5	286.5	662.8	618.4
Other operating revenues (2)	8.4	8.5	17.1	16.4
Total Operating Revenues	$309.9	$295.0	$679.9	$634.8

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

Contract Balances

As of June 30, 2021, and December 31, 2020, the Company had receivables recorded in Trade Receivables from contracts with customers of $98.4 million and $115.1 million, contract assets recorded in Other Assets from contracts with a customer of $3.8 million and $2.9 million and contract liabilities recorded in Deferred income (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $18.5 million and $17.2 million.

As of June 30, 2021, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liabilities balances during the six months ended June 30, 2021, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2020(1)	$17.2
Revenues recognized that were included in the contract liability balance at the beginning of the period	(2.9)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.2
Balance as of June 30, 2021(1)	$18.5
(1) As of June 30, 2021, and December 31, 2020, $4.6 million and $4.9 million were recorded in Deferred income (current portion) and $13.9 million and $12.3 million were recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2021. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. Additionally, for the Company’s customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) consideration that was received prior to June 30, 2021, that will be recognized in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2021 (1)	2022	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2021	$560.0	$1,071.0	$7,371.5	$9,002.5
Operating revenues which are fixed and determinable (operating leases)	11.5	23.0	196.5	231.0
Total projected operating revenues under committed firm agreements as of June 30, 2021	$571.5	$1,094.0	$7,568.0	$9,233.5
(1) The 2021 period is for the six months ending December 31, 2021. For the six months ended June 30, 2021, the Company recognized $591.7 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 14.9 trillion British thermal units (TBtu). Assuming an average market price during June 2021 of $3.17 per million British thermal unit (MMBtu), the market value of that gas was approximately $47.2 million. As of December 31, 2020, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2020 of $2.45 per MMBtu, the market value of that gas was approximately $27.4 million. As of June 30, 2021, and December 31, 2020, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2020 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, were as follows (in millions):

As of June 30, 2021			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$78.9		$78.9	$—	$—	$78.9
Financial Liabilities
Long-term debt	$3,332.2	(1)	$—	$3,732.3	$—	$3,732.3

(1) The carrying amount of long-term debt excludes a $5.7 million long-term finance lease obligation and
$5.3 million of unamortized debt issuance costs.

As of December 31, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.9		$2.9	$—	$—	$2.9
Financial Liabilities
Long-term debt	$3,460.4	(1)	$—	$3,847.6	$—	$3,847.6

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

On September 28, 2018, the Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding. The Defendants filed a motion to dismiss, which was heard by the Court in July 2019. In October 2019, the Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. A trial was held the week of February 22, 2021, and post-trial oral arguments were held on July 14, 2021.

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

Commitments for Construction

The Company’s future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. The commitments as of June 30, 2021, were approximately $143.6 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company’s commitments under pipeline capacity agreements disclosed in Note 5 of Part II, Item 8. of the Company’s 2020 Annual Report on Form 10-K.

Note 6:  Financing

Notes and Debentures

As of June 30, 2021, and December 31, 2020, the Company had principal amounts of notes and debentures outstanding of $3.4 billion, with a weighted-average interest rate of 4.84%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of June 30, 2021, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Company has included $300.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of June 30, 2021. The Company has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of June 30, 2021. The Company expects to retire these notes at their maturity.

Revolving Credit Facility

As of June 30, 2021, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. Outstanding borrowings under the Company's revolving credit facility as of December 31, 2020, were $130.0 million, with a weighted-average borrowing rate of 1.39%. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of June 30, 2021.

On May 27, 2021, the Company entered into a Master Assignment and Amendment No. 3 to Third Amended and Restated Revolving Credit Agreement (the Amendment), which amended the Third Amended and Restated Revolving Credit Agreement, dated May 26, 2015 (as amended and modified, the Credit Agreement). The Amendment, among other things, amended the Credit Agreement to (i) decrease the borrowing capacity from $1.5 billion to $1.0 billion, (ii) extend the maturity date to May 27, 2026, although the maturity date may be further extended for two one-year extensions at the Company’s election, and (iii) provide for a transition from interest rates based on the Eurodollar Rate, currently considered the London Interbank Offered Rate, to interest rates based on variants of the Secured Overnight Financing Rate as needed. The remaining significant terms and conditions of the revolving credit facility agreement did not change.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2021 and 2020, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Service cost	$0.7	$0.7	$—	$—
Interest cost	0.4	0.7	0.2	0.3
Expected return on plan assets	(1.5)	(1.7)	(0.7)	(0.8)
Amortization of unrecognized net loss	0.3	0.4	—	—
Settlement charge	0.5	0.7	—	—
Net periodic benefit cost	$0.4	$0.8	$(0.5)	$(0.5)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2021 and 2020, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1.4	$1.4	$—	$—
Interest cost	0.9	1.5	0.4	0.6
Expected return on plan assets	(3.1)	(3.3)	(1.3)	(1.6)
Amortization of unrecognized net loss	0.6	0.8	—	—
Settlement charge	0.9	1.6	—	—
Net periodic benefit cost	$0.7	$2.0	$(0.9)	$(1.0)

During the six months ended June 30, 2021, the Company made $2.2 million in contributions to the defined benefit pension plan and expects to fund an additional $2.3 million in the remainder of 2021.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company’s defined contribution plan were $3.1 million and $2.9 million for the three months ended June 30, 2021 and 2020, and $6.2 million and $5.8 million for the six months ended June 30, 2021 and 2020.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.3 million and $1.4 million for the three months ended June 30, 2021 and 2020, and $2.7 million and $2.8 million for the six months ended June 30, 2021 and 2020.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2021	2020
Cash paid during the period for:
Interest (net of amount capitalized)	$76.6	$79.5
Non-cash adjustments:
Accounts payable and property, plant and equipment	43.4	51.4

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

Results of Operations

Note 2 in Part II, Item 8. of our Annual Report on Form 10-K contains a summary of our revenues and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as lower pricing on contract renewals and other factors. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Condensed Consolidated Statements of Income.

For the Six Months Ended June 30, 2021 and 2020

Our net income for the six months ended June 30, 2021, increased $40.7 million, or 28%, to $184.3 million compared to $143.6 million for the six months ended June 30, 2020, primarily due to the factors discussed below.

Operating revenues for the six months ended June 30, 2021, increased $45.1 million, or 7%, to $679.9 million, compared to $634.8 million for the six months ended June 30, 2020. Including fuel and transportation expense, net operating revenues increased $42.5 million, or 7%. The increase was driven primarily by our recently completed growth projects and higher system utilization from colder winter weather experienced during the first quarter of 2021, partially offset by higher fuel and transportation expense.

Operating costs and expenses for the six months ended June 30, 2021, increased $9.5 million, or 2%, to $419.6 million, compared to $410.1 million for the six months ended June 30, 2020. Excluding fuel and transportation expense which was offset with operating revenues, operating costs and expenses increased $6.9 million or 2% when compared to 2020 primarily due to an increased asset base from recently completed growth projects.

Total other deductions for the six months ended June 30, 2021, decreased $5.2 million, or 6%, to $75.7 million compared to $80.9 million for the six months ended June 30, 2020, primarily due to lower average interest rates, lower average outstanding long-term debt and lower costs related to the Texas Gas Transmission, LLC (Texas Gas) pension plan.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2021. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue debt securities, warrants or rights from time to time. In the second quarter 2021, our revolving credit facility was amended, to among other things, reduce the borrowing capacity from $1.5 billion to $1.0 billion and extend the maturity date to May 27, 2026. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of June 30, 2021, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of June 30, 2021, there were no outstanding borrowings under the revolving credit facility. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of June 30, 2021
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$2,950.0
Principal amounts not guaranteed (2)	400.0
Other (3)	(17.4)
Long-term debt and finance lease obligation	$3,332.6

(1) This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2) This represents principal amounts of outstanding debt at Gulf South Pipeline Company, LLC and Texas Gas.
(3) As of June 30, 2021, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2021 and 2020, were $52.2 million and $64.5 million. Growth capital expenditures were $86.2 million and $162.5 million for the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2020, we purchased the remaining undivided interest in the Bistineau storage facility that we did not previously own for $18.8 million.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of June 30, 2021, and December 31, 2020, were $3.4 billion and $3.5 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2020 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $25.7 million to $358.1 million for the six months ended June 30, 2021, compared to $332.4 million for the comparable 2020 period primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $109.5 million to $139.8 million for the six months ended June 30, 2021, compared to $249.3 million for the comparable 2020 period. The decrease was primarily driven by a decrease of $107.4 million in capital spending.

Changes in cash flow from financing activities

Net cash used in financing activities increased $57.9 million to $142.3 million for the six months ended June 30, 2021, compared to $84.4 million for the comparable 2020 period primarily from the repayment of borrowings under the revolving credit facility in 2021 due to lower capital spending in 2021 compared to 2020.

Off-Balance Sheet Arrangements

At June 30, 2021, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, risks and uncertainties related to the impacts of volatility in energy prices and the coronavirus disease 2019, the impacts of changes to laws and regulations or the implementation thereof, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to maintain or replace expiring gas transportation and storage contracts, our ability to complete projects that we have commenced or will commence, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, and our ability to contract and sell short-term capacity on our pipelines. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. and Part II, Item 7. of our 2020 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2020 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Master Assignment and Amendment No. 3 to Third Amended and Restated Revolving Credit Agreement, dated as of May 27, 2021, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, and Wells Fargo Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 27, 2021).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 2, 2021	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)