Form 10-Q
period 2021-09-30
Boardwalk Pipeline Partners, LP
filed 2021-11-01
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2021

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$147.0	$2.9
Receivables:
Trade, net	100.3	115.1
Other	26.4	23.4
Gas transportation receivables	15.0	6.6
Advances to affiliates	1.8	—
Prepayments	25.2	18.5
Other current assets	24.1	7.0
Total current assets	339.8	173.5

Property, Plant and Equipment:
Natural gas transmission and other plant	12,166.0	11,964.1
Construction work in progress	235.3	184.2
Property, plant and equipment, gross	12,401.3	12,148.3
Less—accumulated depreciation and amortization	3,862.1	3,598.5
Property, plant and equipment, net	8,539.2	8,549.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	101.5	101.9
Other	181.8	167.3
Total other assets	520.7	506.6

Total Assets	$9,399.7	$9,229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2021	December 31, 2020
Current Liabilities:
Payables:
Trade	$49.4	$43.6
Affiliates	2.1	9.9
Other	16.3	9.6
Gas transportation payables	16.4	10.9
Accrued taxes, other	83.7	70.3
Accrued interest	43.1	33.1
Accrued payroll and employee benefits	35.0	34.5
Regulatory liabilities	9.3	14.1
Other current liabilities	36.9	40.9
Total current liabilities	292.2	266.9

Long-term debt and finance lease obligation	3,333.6	3,460.7

Other Liabilities and Deferred Credits:
Pension liability	12.9	18.0
Asset retirement obligations	63.5	54.9
Provision for other asset retirement	86.7	81.6
Other	120.3	98.7
Total other liabilities and deferred credits	283.4	253.2

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,568.7	5,328.9
Accumulated other comprehensive loss	(78.2)	(79.8)
Total partners' capital	5,490.5	5,249.1
Total Liabilities and Partners' Capital	$9,399.7	$9,229.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Transportation	$258.7	$243.3	$842.5	$788.3
Storage, parking and lending	26.9	28.8	82.4	82.5
Other	19.7	15.9	60.3	52.0
Total operating revenues	305.3	288.0	985.2	922.8
Operating Costs and Expenses:
Fuel and transportation	1.2	3.8	14.5	14.5
Operation and maintenance	55.3	55.7	153.0	148.3
Administrative and general	35.4	34.6	105.1	104.9
Depreciation and amortization	91.1	91.5	274.1	268.4
(Gain) loss on sale of assets	—	(0.2)	(0.2)	0.9
Taxes other than income taxes	28.9	27.7	85.0	86.2
Total operating costs and expenses	211.9	213.1	631.5	623.2
Operating income	93.4	74.9	353.7	299.6
Other Deductions (Income):
Interest expense	39.7	43.8	120.7	127.2
Miscellaneous other income, net	(1.9)	(1.0)	(7.2)	(3.5)
Total other deductions	37.8	42.8	113.5	123.7
Income before income taxes	55.6	32.1	240.2	175.9
Income taxes	0.1	0.1	0.4	0.3
Net income	$55.5	$32.0	$239.8	$175.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$55.5	$32.0	$239.8	$175.6
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.1	0.2	0.6	0.6
Pension and other postretirement benefit costs, net of tax	0.4	0.9	1.0	2.3
Total Comprehensive Income	$56.0	$33.1	$241.4	$178.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$239.8	$175.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	274.1	268.4
Amortization of deferred costs and other	6.0	10.5
(Gain) loss on sale of assets	(0.2)	0.9
Changes in operating assets and liabilities:
Trade and other receivables	11.8	25.7
Gas transportation receivables and storage assets	(23.1)	(18.6)
Other assets	(6.1)	(8.7)
Trade and other payables	2.8	(7.7)
Gas transportation payables	6.5	10.9
Accrued liabilities	24.9	33.6
Regulatory assets and liabilities	(8.0)	6.8
Other liabilities	(1.6)	3.8
Net cash provided by operating activities	526.9	501.2
INVESTING ACTIVITIES:
Capital expenditures	(238.7)	(350.5)
Proceeds from sale of operating assets	0.5	3.7
Advances to affiliates	(1.8)	(4.3)
Net cash used in investing activities	(240.0)	(351.1)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.0
Proceeds from borrowings on revolving credit agreement	150.0	432.9
Repayment of borrowings on revolving credit agreement, including financing fees	(284.4)	(727.9)
Principal payment of finance lease obligation	(0.6)	(0.5)
Advances from affiliates	(7.8)	(4.1)
Net cash (used in) provided by financing activities	(142.8)	195.4
Increase in cash and cash equivalents	144.1	345.5
Cash and cash equivalents at beginning of period	2.9	3.7
Cash and cash equivalents at end of period	$147.0	$349.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended September 30, 2020
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance June 30, 2020	$5,284.2	$(79.3)	$5,204.9
Add:
Net income	32.0	—	32.0
Other comprehensive income, net of tax	—	1.1	1.1
Balance September 30, 2020	$5,316.2	$(78.2)	$5,238.0

	Three Months Ended September 30, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance June 30, 2021	$5,513.2	$(78.7)	$5,434.5
Add:
Net income	55.5	—	55.5
Other comprehensive income, net of tax	—	0.5	0.5
Balance September 30, 2021	$5,568.7	$(78.2)	$5,490.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Nine Months Ended September 30, 2020
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add:
Net income	175.6	—	175.6
Other comprehensive income, net of tax	—	2.9	2.9
Balance September 30, 2020	$5,316.2	$(78.2)	$5,238.0

	Nine Months Ended September 30, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add:
Net income	239.8	—	239.8
Other comprehensive income, net of tax	—	1.6	1.6
Balance September 30, 2021	$5,568.7	$(78.2)	$5,490.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of September 30, 2021, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2021, and December 31, 2020, its results of operations, comprehensive income and changes in partners' capital for the three and nine months ended September 30, 2021 and 2020, and its changes in cash flows for the nine months ended September 30, 2021 and 2020. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2020 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from Contracts with Customers
Firm Service (1)	$283.2	$265.8	$913.1	$858.1
Interruptible Service	6.5	8.9	25.2	24.6
Other revenues	6.7	4.9	20.9	15.3
Total Revenues from Contracts with Customers	296.4	279.6	959.2	898.0
Other operating revenues (2)	8.9	8.4	26.0	24.8
Total Operating Revenues	$305.3	$288.0	$985.2	$922.8

(1)Revenues earned from contracts with minimum volume commitments (MVCs) are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2)Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of September 30, 2021, and December 31, 2020, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $100.3 million and $115.1 million, contract assets recorded in Other Assets from contracts with a customer of $2.2 million and $2.9 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $18.8 million and $17.2 million.

As of September 30, 2021, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the nine months ended September 30, 2021, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2020(1)	$17.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(4.2)
Increases due to cash received, excluding amounts recognized as revenues during the period	5.8
Balance as of September 30, 2021(1)	$18.8

(1)As of September 30, 2021, and December 31, 2020, $4.0 million and $4.9 million were recorded in Other Current Liabilities (current portion), and $14.8 million and $12.3 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the nine months ended September 30, 2020, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2019(1)	$11.8
Revenues recognized that were included in the contract liability balances at the beginning of the period	(3.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	9.0
Balance as of September 30, 2020(1)	$17.5

(1)As of September 30, 2020, and December 31, 2019, $6.0 million and $2.2 million were recorded in Other Current Liabilities (current portion) and $11.5 million and $9.6 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2021. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. Additionally, for the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) considerations in contracts that are recognized in revenue as invoiced, such as for interruptible services; and (c) considerations that were received prior to September 30, 2021, that will be recognized in revenue in future periods, such as recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2021 (1)	2022	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2021	$302.0	$1,091.5	$7,477.5	$8,871.0
Operating revenues which are fixed and determinable (operating leases)	6.0	24.0	201.5	231.5
Total projected operating revenues under committed firm agreements as of September 30, 2021	$308.0	$1,115.5	$7,679.0	$9,102.5
(1)The 2021 period is for the three months ending December 31, 2021. For the nine months ended September 30, 2021, the Company recognized $862.0 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of September 30, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 8.4 trillion British thermal units (TBtu). Assuming an average market price during September 2021 of $4.91 per million British thermal unit (MMBtu), the market value of that gas was approximately $41.2 million. As of December 31, 2020, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2020 of $2.45 per MMBtu, the market value of that gas was approximately $27.4 million. As of September 30, 2021, and December 31, 2020, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2020 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, were as follows (in millions):

As of September 30, 2021			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$147.0		$147.0	$—	$—	$147.0
Financial Liabilities
Long-term debt	$3,333.1	(1)	$—	$3,699.6	$—	$3,699.6

(1)The carrying amount of long-term debt excludes a $5.5 million long-term finance lease obligation and $5.0 million of unamortized debt issuance costs.

As of December 31, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.9		$2.9	$—	$—	$2.9
Financial Liabilities
Long-term debt	$3,460.4	(1)	$—	$3,847.6	$—	$3,847.6

(1)The carrying amount of long-term debt excludes a $6.1 million long-term finance lease obligation and $5.8 million of unamortized debt issuance costs.

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

City of New Orleans Litigation

Gulf South Pipeline Company, LLC, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants' drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. In October 2020, this case was stayed pending the outcome of a consolidated appeal to the 5th Circuit Court of Appeals in a similar case. On August 5, 2021, the 5th Circuit Court of Appeals ruled in favor of the oil-and-gas defendants in that consolidated appeal, finding that the two cases being appealed should be re-examined in federal district court since they involve operations that were federally overseen at the time. The ruling reverses a previous decision that allowed the cases to be heard in state court, which the plaintiffs had sought. As a result of the 5th Circuit Court of Appeals' decision, it is anticipated that this case will be reviewed in federal district court to determine whether the case should be heard in that court.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of September 30, 2021, the commitments were approximately $142.9 million, all of which are expected to be settled within the next twelve months.

There were no substantial changes to the Company's commitments under pipeline capacity agreements disclosed in Note 5 of Part II, Item 8. of the Company's 2020 Annual Report on Form 10-K.

Asset Purchase

In September 2021, the Company acquired certain natural gas pipeline assets in the Lake Charles, Louisiana, area for approximately $20.0 million in cash. The asset acquisition was recorded in Capital expenditures on the Condensed Consolidated Statement of Cash Flows.

Note 6:  Financing

Notes and Debentures

As of September 30, 2021, and December 31, 2020, the Company had principal amounts of notes and debentures outstanding of $3.4 billion, with a weighted-average interest rate of 4.84%. The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of September 30, 2021, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

The Company has included $300.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of September 30, 2021. The Company has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of September 30, 2021.

Revolving Credit Facility

As of September 30, 2021, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. Outstanding borrowings under the Company's revolving credit facility as of December 31, 2020, were $130.0 million, with a weighted-average borrowing rate of 1.39%. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of September 30, 2021.

On May 27, 2021, the Company entered into a Master Assignment and Amendment No. 3 to Third Amended and Restated Revolving Credit Agreement (the Amendment), which amended the Third Amended and Restated Revolving Credit Agreement, dated May 26, 2015 (as amended and modified, the Credit Agreement). The Amendment, among other things, amended the Credit Agreement to (i) decrease the borrowing capacity from $1.5 billion to $1.0 billion, (ii) extend the maturity date to May 27, 2026, although the maturity date may be further extended for two one-year extensions at the Company's election, and (iii) provide for a transition from interest rates based on the Eurodollar Rate, currently considered the London Interbank Offered Rate, to interest rates based on variants of the Secured Overnight Financing Rate as needed. The remaining significant terms and conditions of the revolving credit facility agreement did not change.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2021 and 2020, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Service cost	$0.6	$0.7	$—	$—
Interest cost	0.7	0.7	0.3	0.3
Expected return on plan assets	(1.6)	(1.4)	(0.7)	(0.8)
Amortization of unrecognized net loss	0.2	0.8	—	—
Settlement charge	0.6	0.6	—	—
Regulatory asset decrease	0.8	—	—	—
Net periodic benefit cost	$1.3	$1.4	$(0.4)	$(0.5)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2021 and 2020, were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$2.0	$2.1	$—	$—
Interest cost	1.6	2.2	0.7	0.9
Expected return on plan assets	(4.7)	(4.7)	(2.0)	(2.4)
Amortization of unrecognized net loss	0.8	1.6	—	—
Settlement charge	1.5	2.2	—	—
Regulatory asset decrease	0.8	—	—	—
Net periodic benefit cost	$2.0	$3.4	$(1.3)	$(1.5)

During the nine months ended September 30, 2021, the Company made $4.0 million in contributions to the defined benefit pension plan and expects to fund an additional $1.2 million in the remainder of 2021.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.1 million and $3.0 million for the three months ended September 30, 2021 and 2020, and $9.3 million and $8.8 million for the nine months ended September 30, 2021 and 2020.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million and $1.5 million for the three months ended September 30, 2021 and 2020, and $4.1 million and $4.3 million for the nine months ended September 30, 2021 and 2020.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2021	2020
Cash paid during the period for:
Interest (net of amount capitalized)	$103.8	$108.7
Non-cash adjustments:
Accounts payable and property, plant and equipment	38.8	34.2
Right-of-use asset obtained in exchange for lease obligations(1)	12.9	0.3

(1)The 2020 amount shown in the table above has been corrected. Right-of-use asset obtained in exchange for lease obligations was previously reported as $18.3 million, which represented an inception-to-date amount and not the amount for the nine months ended September 30, 2020.

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

For the Nine Months Ended September 30, 2021 and 2020

Our net income for the nine months ended September 30, 2021, increased $64.2 million, or 37%, to $239.8 million compared to $175.6 million for the nine months ended September 30, 2020, primarily due to the factors discussed below.

Operating revenues for the nine months ended September 30, 2021, increased $62.4 million, or 7%, to $985.2 million, compared to $922.8 million for the nine months ended September 30, 2020. The increase was driven primarily by our recently completed growth projects and higher system utilization from colder winter weather experienced during the first quarter of 2021.

Operating costs and expenses for the nine months ended September 30, 2021, increased $8.3 million, or 1%, to $631.5 million, compared to $623.2 million for the nine months ended September 30, 2020, primarily due to an increased asset base from recently completed growth projects.

Total other deductions for the nine months ended September 30, 2021, decreased $10.2 million, or 8%, to $113.5 million compared to $123.7 million for the nine months ended September 30, 2020, primarily due to lower average interest rates, lower average outstanding long-term debt and higher allowance for funds used during construction.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2021. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue debt securities, warrants or rights from time to time. In the second quarter of 2022, we expect to retire $300.0 million of notes at their maturity through available capital resources, including, but not limited to, using available cash, borrowing under our revolving credit facility or publicly issuing debt securities. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of September 30, 2021, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of September 30, 2021, there were no outstanding borrowings under the revolving credit facility. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of September 30, 2021
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$2,950.0
Principal amounts not guaranteed (2)	400.0
Other (3)	(16.4)
Long-term debt and finance lease obligation	$3,333.6

(1)This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2)This represents principal amounts of outstanding debt at Gulf South Pipeline Company, LLC and Texas Gas Transmission, LLC.
(3)As of September 30, 2021, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2021 and 2020, were $88.9 million and $97.8 million. Growth capital expenditures were $129.8 million and $233.9 million for the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, we acquired certain natural gas pipeline assets in the Lake Charles, Louisiana, area for approximately $20.0 million in cash. During the nine months ended September 30, 2020, we purchased the remaining undivided interest in the Bistineau storage facility that we did not previously own for approximately $18.8 million in cash.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of September 30, 2021, and December 31, 2020, were $3.4 billion and $3.5 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2020 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $25.7 million to $526.9 million for the nine months ended September 30, 2021, compared to $501.2 million for the comparable 2020 period, primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $111.1 million to $240.0 million for the nine months ended September 30, 2021, compared to $351.1 million for the comparable 2020 period. The decrease was primarily driven by a decrease of $111.8 million in capital spending primarily related to growth projects.

Changes in cash flow from financing activities

Net cash used in financing activities increased $338.2 million to $142.8 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $195.4 million for the comparable 2020 period, primarily from the proceeds received from the 2020 issuance of long-term debt, partially offset by increased repayments of borrowings in 2020.

Off-Balance Sheet Arrangements

At September 30, 2021, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
November 1, 2021	By:	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer and Treasurer (Duly authorized officer and principal financial officer)