Form 10-K
period 2021-12-31
Boardwalk Pipeline Partners, LP
filed 2022-02-08
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

2021 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I

Item 1. Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business, which is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries (together, the operating subsidiaries), consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). All of our operations are conducted by the operating subsidiaries. As of December 31, 2021, Boardwalk Pipelines Holding Corp., a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of our capital.
Our Business

We operate in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. We own approximately 14,065 miles of natural gas and NGLs pipelines and underground storage caverns having aggregate capacity of approximately 213.0 billion cubic feet (Bcf) of working natural gas and 32.1 million barrels (MMBbls) of NGLs. Our natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and our NGLs pipelines and storage facilities are located in Louisiana and Texas.

We serve a broad mix of customers, including electric power generators, producers and marketers of natural gas, local distribution companies (LDCs), industrial users, exporters of liquefied natural gas (LNG), and interstate and intrastate pipelines. We provide a significant portion of our natural gas pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation fees, which are fixed fees based on the quantity of capacity reserved, regardless of use. Other fees are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. Contracts for our NGLs services are generally fee-based or based on minimum volume requirements, while others are dependent on actual volumes transported or stored. For the year ended December 31, 2021, approximately 89% of our revenues were derived from capacity reservation fees under firm contracts, approximately 7% of our revenues were derived from fees based on utilization under firm contracts and approximately 4% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services.

The maximum rates we can charge for most of our natural gas transportation services, as well as the general terms and conditions of those services, are established by, and subject to review and revision by, the Federal Energy Regulatory Commission (FERC). These rates are based upon certain assumptions to allow us the opportunity to recover the cost of providing these services and earn a reasonable return on equity. However, it is possible that we may not recover all of our costs or earn a return. We are authorized to charge market-based rates for the majority of our natural gas storage capacity pursuant to authority granted by the FERC. The Surface Transportation Board (STB) regulates the rates we charge for interstate service on our ethylene pipelines. The Louisiana Public Service Commission (LPSC) regulates the rates we charge for intrastate service within the state of Louisiana on our petrochemical and NGLs pipelines. The STB and LPSC require that our transportation rates are reasonable and that our practices cannot unreasonably discriminate among our shippers.

Our Pipeline and Storage Systems

We own and operate approximately 13,615 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern United States (U.S.) through numerous interconnections with unaffiliated pipelines. We also own and operate approximately 450 miles of NGLs pipelines in Louisiana and Texas. In 2021, our pipeline systems transported approximately 3.4 trillion cubic feet of natural gas and approximately 90.4 MMBbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2021 was approximately 9.4 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 213.0 Bcf and our NGLs storage facilities consist of eleven salt-dome caverns located in Louisiana with an aggregate storage capacity of approximately 32.1 MMBbls. We also own nine salt-dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGLs storage operations.

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

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively, Louisiana Midstream): Louisiana Midstream provides transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana - the Choctaw Hub in the Mississippi River corridor area and the Sulphur Hub in the Lake Charles area. These assets provide approximately 48.7 MMBbls of salt-dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and approximately 285 miles of pipeline assets, including an extensive ethylene distribution system. Louisiana Midstream also owns and operates the Evangeline Pipeline, an approximately 180-mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Port Neches, Texas, and Baton Rouge, Louisiana, with interconnections with the ethylene distribution system and storage facilities at the Sulphur and Choctaw Hubs. Throughput for Louisiana Midstream was 90.4 MMBbls for the year ended December 31, 2021.

The following table provides information for our principal pipeline and storage systems as of February 8, 2022:

Pipeline and Storage Systems	Miles of Pipeline	Working Gas Storage Capacity (Bcf)	Liquids Storage Capacity (MMBbls)	Peak-day Delivery Capacity (Bcf/d) (1)	Average Daily Throughput (Bcf/d) (1)
Gulf South	7,365	121.1	—	10.9	6.2
Texas Gas	5,970	84.3	—	5.8	3.2
Louisiana Midstream	465	7.6	32.1	—	—
(1) Bcf per day (Bcf/d)

Current Growth Projects

In 2021, we placed into service approximately $137.5 million of growth projects which primarily represents approximately 0.2 Bcf/d of firm natural gas transportation capacity, compressor station modernization and additional NGLs infrastructure. We expect to spend approximately $410.0 million on our growth projects currently under construction through 2024 and will add approximately 0.6 Bcf/d of firm natural gas transportation capacity and additional NGLs infrastructure. Those projects are expected to serve increased natural gas demand from power generation plants and liquids demand from petrochemical facilities. All of our growth projects are secured by long-term firm contracts.
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

Transportation Services: We offer transportation services on both a firm and interruptible basis. Our customers choose, based upon their particular needs, the applicable mix of services depending upon the availability of pipeline capacity, the price of services and the volume and timing of customer requirements. Our firm transportation customers reserve a specific amount of pipeline capacity at specified receipt and delivery points on our system. The transaction price for firm service contracts is comprised of a fixed fee based on the quantity of capacity reserved, regardless of use (capacity reservation fee), plus variable fees in the form of a usage fee paid on the volume of commodity actually transported or injected and withdrawn from storage. Capacity reservation revenues derived from a firm service contract are generally consistent during the contract term, but can be higher in winter periods than the rest of the year, especially for NNS agreements. Firm transportation contracts can range from one to twenty years, although we may enter into shorter- or longer-term contracts. In providing interruptible services to customers, we agree to transport natural gas or NGLs for a customer when capacity is available. Interruptible service customers pay a commodity charge only for the volume of gas actually transported, plus a fuel charge. Interruptible transportation agreements have terms ranging from day-to-day to multiple years, with rates that change on a daily, monthly or seasonal basis. Our NGLs transportation services are generally fee-based or based on minimum volume requirements.

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

Customers and Markets Served

We contract directly with end-use customers, including LDCs, electric power generators, exporters of LNG and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. Based on our 2021 transportation, storage and PAL revenues, net of fuel, our customer mix was as follows: power generators (23%), natural gas producers (21%), marketers (17%), LDCs (16%), industrial end-users (13%) and exporters of LNG and others (10%). Based upon our 2021 transportation, storage and PAL revenues, net of fuel, our deliveries were as follows: pipeline interconnects (29%), LDCs (18%), power generators (17%), industrial end-users (16%), storage activities (9%), exporters of LNG (9%) and others (2%). No customer comprised 10% or more of our operating revenues in 2021.

Power Generators: Our natural gas pipelines are directly connected to 43 natural-gas-fired power generation facilities in eight states. The demand of the power generating customers generally peaks during the summer cooling season which is counter to the winter season peak demands of the LDCs, although demand from power generators remains strong in the winter months as well, due to the overall increase in the use of natural gas over other sources, such as coal, to generate electricity. Our power generating customers can use a combination of NNS, firm and interruptible transportation services.

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

Industrial End-Users: We provide approximately 194 industrial facilities with a combination of firm and interruptible natural gas and NGLs transportation and storage services. Our pipeline systems are directly connected to industrial facilities in the Baton Rouge to New Orleans industrial corridor; Lake Charles, Louisiana; Mobile, Alabama; and Pensacola, Florida. We can also access the Houston Ship Channel through third-party natural gas pipelines.

Exporters of LNG: LNG exporters use our firm transportation services to reach LNG liquefaction and export facilities. We provide 1.4 Bcf/d of firm natural gas transportation service directly to the Freeport LNG liquefaction and export facility in Freeport, Texas.

Our delivery market has diversified over time, with increased deliveries to our end-use customers, whereas historically, our delivery markets were primarily to other pipelines who then delivered to the end-use customers. As of December 31, 2021, we had approximately $9.1 billion of projected operating revenues under committed firm transportation agreements, of which our deliveries are expected to be as follows: power generators (31%), pipeline interconnects (22%), exporters of LNG (22%), industrial end-users (12%), LDCs (6%), storage activities (5%) and others (2%).

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

Some of our other subsidiaries transport natural gas in intrastate commerce under the rules and regulations established by the Texas Railroad Commission and in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services are established under Section 311 of the NGPA and are generally subject to review every five years by the FERC.

The FERC issued a Notice of Inquiry (NOI) on April 19, 2018 (2018 NOI) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (1999 Policy Statement), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (2021 NOI), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021, and although the FERC has not taken any further action regarding the 2018 NOI or 2021 NOI, we are unable to predict what, if any, changes may be proposed as a result of the NOIs that will affect our natural gas pipeline operations or when such proposals, if any, might become effective.

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

U.S. Department of Transportation (DOT): We are regulated by the DOT, through the Pipeline and Hazardous Materials Safety Administration (PHMSA), under the Natural Gas Pipeline Safety Act of 1968, as amended (NGPSA), and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (HLPSA). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of interstate natural gas and NGLs pipeline facilities. We have authority from PHMSA to operate certain natural gas pipeline assets under issued permits with specific conditions that allow us to operate those pipeline assets at higher than normal operating pressures of up to 0.80 of the pipeline's Specified Minimum Yield Strength (SMYS). Operating at these pressures allows us to transport all the existing natural gas volumes we have contracted for on those facilities with our customers. PHMSA retains discretion whether to grant or maintain authority for us to operate our natural gas pipeline assets at higher pressures and, in the event that PHMSA should elect not to allow us to operate at these higher pressures, it could affect our ability to transport all of our contracted quantities of natural gas on these pipeline assets, and we could incur significant additional costs to reinstate this authority or to develop alternate ways to meet our contractual obligations. PHMSA's regulations also require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as high consequence areas (HCAs) and moderate consequence areas (MCAs), along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along our NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas.

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act), the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Act) and, most recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (2020 Act). Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Act, among other things, required PHMSA to complete its outstanding mandates under the 2011 Act and develop new safety standards for natural gas storage facilities. The 2020 Act reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those requirements.

With the adoption of the 2011 Act, the 2016 Act and the 2020 Act, there exist mandates for PHMSA to make pipeline safety requirements more stringent. As a result, PHMSA has issued a series of significant rulemakings. In October 2019, PHMSA published a final rule imposing numerous new requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure (MAOP) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In November 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, is expected to commence inspection of these plans in 2022. These new and any future regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.

Other: Our operations are also subject to extensive federal, state and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste, and in connection with spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that our facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers, both generally and within the pipeline industry. These laws, as amended from time to time, that our operations are subject to, include, for example:
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

President Biden has initiated, and indicated that he intends to continue to pursue additional environmental regulations, whether by new legislation, executive actions or regulatory initiatives, which may impact our operations. For example, the Biden Administration has announced that it plans to reconsider or revise various rulemakings to be more stringent than those issued by the Trump Administration, including, among others, ground level ozone emission standards, requirements for environmental reviews under NEPA, and the definition of Waters of the United States for purposes of Clean Water Act jurisdiction. Similarly, President Biden has issued executive orders bolstering GHG emissions limitations and the Biden Administration continues to consider actions to further advance responses to climate change; for more information, see Item 1A. Risk Factors—Business Risks—Our operations, and those of our customers, are subject to a series of risks regarding climate change.
Historically, our environmental compliance costs have not had a material adverse effect on our results of operations, but there can be no assurance that future compliance with existing requirements will not materially affect us or that the current regulatory standards will not become more onerous in the future, resulting in more significant costs to maintain compliance and increased exposure to significant liabilities. Note 5 in Part II, Item 8. of this Annual Report on Form 10-K contains information regarding environmental compliance.

Climate Change

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. We recognize that relative to certain other fossil fuels, natural gas has an important role in reducing GHG emissions and may act as a bridge to scaling up renewable energy or other alternative energy sources in the U.S. We are working to reduce our GHG emissions but cannot predict all risks that may be associated with climate change or other ESG matters. For more information, please see Item 1A. Risk Factors—Business Risks—"Our operations, and those of our customers, are subject to a series of risks regarding climate change" and "Increased attention to climate change, environmental, social and governance (ESG) matters and conservation measures may adversely impact our business."

We have been focused on seeking to meet and, in certain instances, pursing projects aimed at exceeding regulatory obligations (such as those found in the CAA) by reducing emissions of regulated air pollutants, including methane, associated with our pipeline transportation and storage assets. For example, in selecting new compression equipment for growth or asset reliability projects, we consider air emissions as a component in the decision-making process and, when appropriate, place increased emphasis in the selection process on equipment with emissions performance that exceeds applicable federal standards. Several of our reliability projects over the last few years have resulted in replacement of older, higher-emitting compressor drivers with units equipped with advanced emission control systems. As a result, these projects have resulted in decreases in emissions of nitrogen oxides and other air pollutants.

We have identified the reduction of GHG emissions as an area of focus and look for opportunities to reduce emissions using a variety of strategies, including the following:
•replacing older compression equipment, where appropriate, with low emission, fuel efficient units;
•modifying fuel systems on certain reciprocating compression equipment to lower fuel consumption and emissions;
•conducting emissions surveys and performing maintenance and repairs on identified component leaks;
•performing annual leak surveys along our pipelines with the aid of helicopters and fixed-wing planes, and analytical field surveys when appropriate;
•performing leak detection and recovery and Subpart W surveys on all of our compressor stations (the U.S. Environmental Protection Agency (EPA) only requires us to survey 48 of our 79 compressor stations);
•using optical gas imaging cameras to scan all natural gas piping and components at our compressor stations to visualize any leaks in real time;

•employing experts in air emissions to monitor efforts in reducing emissions and improving air quality;
•reducing methane emissions vented to the atmosphere from transmission pipeline blowdowns by using pipeline evacuators when feasible;
•installing certain repair sleeves and composite wraps to avoid pipeline blowdowns; and
•replacing certain high bleed natural gas pneumatic devices with low or zero flow bleed devices.

However, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them in their intended manner or within a specific timeframe or across all operational assets.

We are active members of several industry groups. These include the Our Nation’s Energy Future Coalition (ONE Future), a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas supply chain. ONE Future’s goal is to lower methane emissions to less than 1% of total natural gas produced by 2025. We also adhere to the Interstate Natural Gas Association of America’s Methane Emissions Commitments and Climate Statement aimed at improving practices to minimize methane emissions from interstate natural gas transmission and storage operations in a prudent and environmentally responsible manner. We also participate in the EPA Natural Gas STAR Program for voluntary methane and GHG reductions and reporting.

Human Capital
At December 31, 2021, we had approximately 1,210 employees, approximately 95 of whom were included under collective bargaining agreements. A satisfactory relationship exists between management and our employees. As of December 31, 2021, approximately 21% of our workforce was comprised of women and women held 22% of our management roles (considered vice president and above). Minorities comprised 13% of our workforce and held 8% of our management roles.

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

We are part of a critical infrastructure industry whose customers and communities depend upon us to provide safe and reliable service. Our employees are essential to ensuring we continue to meet these objectives, and we consider safety in our day-to-day activities to be a primary core value. We want every person who lives near or works on our facilities to stay safe every day by also maintaining our strong commitment to safety.

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

The FERC and/or our customers could challenge the maximum applicable rates that any of our regulated pipelines can charge in accordance with Section 5 of the NGA. Adoption of potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect the revenues on that pipeline going forward.

Our operations, and those of our customers, are subject to a series of risks regarding climate change.

The threat of climate change continues to attract considerable attention in the U.S. and in other countries. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor, limit and eliminate both existing and future emissions of GHGs. These proposals expose our operations as well as the operations of our fossil fuel producer customers to a series of regulatory, political, litigation and financial risks.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has issued several rules regulating GHGs following the U.S. Supreme Court finding that GHGs are air pollutants under the CAA and the EPA's own endangerment finding for certain GHGs, including carbon dioxide and methane. The EPA regulates GHGs through various requirements, including permitting for GHG emissions from large stationary sources, annual reporting on GHG emissions from oil and gas facilities, New Source Performance Standards (NSPS) restricting methane emissions from new facilities in the natural gas sector, and GHG emissions limits on vehicles together with the DOT. The EPA's regulation of methane emissions continues to undergo significant changes. In June 2021, President Biden signed into law a joint resolution of Congress under the Congressional Review Act that rescinded the EPA's 2020 Policy Rule, effectively reinstating the 2012 and 2016 NSPS for the transmission and storage sector. In November 2021, the EPA proposed a rule to establish standards of performance for methane and volatile organic compound emissions from new sources and, for the first time, existing sources, within the crude oil and natural gas source category, including the transmission and storage sector. The proposed rule includes several requirements relevant to our operations, including stricter emissions limits for various facilities and equipment (including pneumatic controllers, storage tanks, reciprocating compressors, and wet seal centrifugal compressors), more frequent leak detection and monitoring of fugitive emissions from compressor stations, and deadlines for repairing fugitive emissions. The EPA plans to issue a supplemental proposal containing proposed regulations in 2022 and aims to finalize the rule by the end of 2022.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives, such as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in February 2021 the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. In April 2021, President Biden announced a new target for the U.S. to reduce GHG emissions 50-52% from 2005 levels by 2030. In November 2021, the U.S. joined other nations for the 26th Conference to the Parties (COP26), during which nations including the U.S. made various commitments, including the Global Methane Pledge to reduce methane emissions 30% from 2020 levels by 2030.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. The Biden administration and future administrations could take various actions to curtail oil and natural gas production and transportation, including limiting fracturing of oil and natural gas wells, restricting flaring and venting during natural gas production on federal properties, limiting or banning oil and gas leases on federal lands and offshore waters, increasing requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restricting GHG emissions from oil and gas facilities. Litigation risks are also increasing, as a number of cities and other governmental entities have brought suit alleging that fossil fuel producers created public nuisances by producing fuels that contributed to global warming effects such as rising sea levels, are responsible for associated roadway and infrastructure damage, or defrauded investors or customers by failing to timely and adequately disclose adverse effects of climate change.

There are also increasing financial risks for fossil fuel energy companies as investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. Financial institutions could be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020 the Federal Reserve joined the Network for Greening the Financial System (NGFS), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and in 2021 the Federal Reserve issued a statement supporting the efforts of NGFS in identifying potential solutions for climate-related challenges relevant to central banks and supervisory authorities. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact our business and operations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures are misleading or deficient.

The adoption and implementation of new or more stringent international, federal, regional, state or local legislation, regulations or other initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict fossil fuel production could result in increased costs of compliance for fossil fuel use, and thereby reduce demand for fossil fuels, which could reduce demand for our transportation and storage services. Political, litigation and financial risks may result in our fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services. Moreover, the increased competitiveness of alternative energy sources could reduce demand for hydrocarbons and for our services. Finally, we may also be subject to various physical risks from climate change. For more information on these physical risks, see our risk factor titled "Climatic conditions and events could adversely impact our operations, pipelines and facilities, or those of our customers or suppliers."

Increased attention to climate change, environmental, social and governance (ESG) matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding ESG matters and disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased investigations and litigation, and negative impacts on our access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and governmental and private litigation and other liabilities imposed against us or our customers. It is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

While we may publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those disclosures may not be material and may be based on expectations and assumptions that may not be representative of actual risks or events or forecasts of expected risks or events. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and many of these rating processes are inconsistent with each other. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital.

In addition, other stakeholders, including customers, employees, regulators, credit rating agencies and suppliers, have also been focused on ESG matters. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Climatic conditions and events could adversely impact our operations, pipelines and facilities, or those of our customers or suppliers.

Climatic events can cause disruptions to, delays in or suspension of our services, by interrupting our operations, causing loss of or damage to our equipment, or having similar impacts on our customers or third party suppliers. In general, our operations could be significantly impacted by climatic conditions such as increased frequency and severity of storms, floods and wintry conditions. Our pipeline operations along coastal waters and offshore in the Gulf of Mexico could be adversely impacted by climatic conditions such as rising sea levels, subsidence and erosion, which could result in serious damage to our facilities and affect our ability to provide transportation services. Such damage could result in leakage, migration, releases or spills from our operations and could result in liability, remedial obligations or otherwise have a negative impact on operations. Such climactic conditions could also impact our customers’ ability to utilize our services and third party suppliers’ ability to provide us with the products and services necessary to maintain operation of our facilities. We may incur significant damages as well as costs to repair or maintain our facilities, which could adversely affect our operations and the financial health of our business. In recent years, local governments and landowners in Louisiana have filed lawsuits against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages. Changing meteorological conditions, particularly temperature, may affect the amount, timing, or location of demand for energy or the products we transport, which may impact demand for our services.

Failure to comply with environmental or worker safety laws and regulations or an accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to extensive federal, state and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste in connection with spills, releases, discharges and emissions of various substances into the environment. These laws include, for example, the CAA, the Clean Water Act, CERCLA, the RCRA, ESA, NEPA, OSHA and analogous state laws. These laws and regulations may restrict or impact our business activities, including requiring the acquisition or renewal of permits or other approvals to conduct regulated activities, restricting the manner in which we handle or dispose of wastes, imposing remedial obligations to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements and imposing safety and health criteria addressing worker protection. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in the permitting or performance or expansion of projects and the issuance of orders enjoining future operations in a particular area. Under certain of these environmental laws and regulations, we could be subject to joint and several strict liability for the removal or remediation of previously released pollutants or property contamination regardless of whether we were responsible for the release or contamination or if our operations were not in compliance with all laws. We may not be able to recover some or any of the costs incurred from insurance. Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase our operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment. For example, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. In April 2020, the federal district court for the District of Montana vacated the U.S. Army Corps of Engineers (the Corps) Clean Water Act Section 404 Nationwide Permit (NWP) 12 after determining that it failed to comply with consultation requirements under the federal ESA. While the district court's order has subsequently been limited pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. In response to the vacatur, in January 2021, the Corps published a reissuance of a restructured NWP 12 for oil and natural gas pipeline activities that separated certain utilities formerly covered under the permit into other NWPs. An October 2021 decision by the federal district court for the Northern District of California resulted in a vacatur of a 2020 rule revising the Clean Water Act Section 401 certification process. Several NWPs, including the revised NWP 12, rely on the vacated rule. However, following a temporary pause on permitting decisions in Novembers 2021, the Corps announced that permitting under such NWPs would resume, with the Corps coordinating with certifying authorities for Section 401 certification as needed. Litigation regarding the use of NWP 12 is ongoing. While the full extent and impact of these vacaturs is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. See Part I, Item 1. Business—Government Regulation—Other of this Annual Report on Form 10-K for further discussion on environmental matters.

Legislative and regulatory initiatives relating to pipeline safety that require the use of new or more prescriptive compliance activities, substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject us to increased capital and operating costs and operational delays.

Our interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. States have jurisdiction over certain of our intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect our intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in our maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies, could cause us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to our operations or our ability to reliably serve our customers. Requirements that are imposed under the 2011 Act, the 2016 Act or the 2020 Act, or other pipeline safety legislation or implementing regulations, may also increase our capital and operating costs or impact the operation of our pipelines. See Part I, Item 1. Business—Government Regulation—U.S. Department of Transportation of this Annual Report on Form 10-K for further discussion on pipeline safety matters.

We have entered into certain firm transportation contracts with shippers that utilize the design capacity of certain of our pipeline assets, based upon the authority we received from PHMSA to operate those pipelines at higher than normal operating pressures of up to 0.80 of the pipeline's SMYS under issued permits with specific conditions. PHMSA retains discretion to withdraw or modify this authority. If PHMSA were to withdraw or materially modify such authority, it could affect our ability to transport all of our contracted quantities of natural gas on these pipeline assets and we could incur significant additional costs to reinstate this authority or to develop alternate ways to meet our contractual obligations.

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

A failure in our computer systems or a cybersecurity attack on any of our facilities, or those of third parties, could cause substantial damage and may adversely affect our ability to operate our business.

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

At the same time, the U.S. government has issued public and industry-specific warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, significant damage to property, personal injury or loss of life, substantial financial damage or other disruption of operations. In addition, certain cyber-incidents may remain undetected for an extended period.

The Transportation Security Administration, the Sector Risk Management Agency for interstate pipelines, has initiated a series of Security Directives for 100 of the nation’s most critical pipeline systems, including us, which require stringent and broad cybersecurity measures to be implemented. As cyber-incidents continue to evolve, more legislation could be enacted to mitigate cyber-threats. This will require us to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-incidents at significantly increased costs. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks. Any cyberattacks that affect our facilities, or those of our customers, suppliers or others with whom we do business could have a material adverse effect on our business, cause us a financial loss and/or damage our reputation.

We may face opposition to the operation of our pipelines and facilities or construction or expansion of facilities or new pipeline projects from various groups.

We may face opposition to the operation of our pipelines and facilities or construction or expansion of our facilities or new pipeline projects from governmental officials, environmental groups, landowners, communities, tribal or local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, acts of eco-terrorism, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. Acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment and lead to extended interruptions of our operations and material damages and costs.

The price differentials between natural gas supplies and market demand for natural gas may reduce the transportation rates that we can charge on certain portions of our pipeline systems.

Each year a portion of our firm natural gas transportation contracts expire and need to be replaced or renewed. As a result of current market conditions, we may renew some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Market conditions have resulted in a sustained narrowing of basis differentials on certain portions of our pipeline system, which has reduced transportation rates that can be charged in the affected areas and adversely affected the contract terms we can secure from our customers for available transportation capacity and for contracts being renewed or replaced. We expect these market conditions to continue.

Changes in energy prices, including natural gas, oil and NGLs, impact the supply of and demand for those commodities, which impact our business.

Our customers, especially producers and certain plant operators, are directly impacted by changes in commodity prices. The prices of natural gas, oil and NGLs fluctuate in response to changes in both domestic and worldwide supply and demand, market uncertainty and a variety of additional factors, including for natural gas the realization of potential LNG exports and demand growth within the power generation market. Volatility in the pricing levels of natural gas, oil and NGLs could adversely affect the businesses of certain of our producer customers and could result in defaults or the non-renewal of our contracted capacity when existing contracts expire. Commodity prices could affect the operations of certain of our industrial customers, including the temporary closure or reduction of plant operations, resulting in decreased deliveries to those customers. Future increases in the price of natural gas and NGLs could make alternative energy and feedstock sources more competitive and decrease demand for natural gas and NGLs. A reduced level of demand for natural gas and NGLs could diminish the utilization of capacity on our systems and reduce the demand for our services.

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

For 2021, no customer comprised 10% or more of our operating revenues. However, the top ten customers holding firm capacity under firm agreements comprised approximately 39% of our total projected operating revenues. If any of our significant customers have credit or financial problems which result in bankruptcy, a delay or failure to pay for services provided by us, to post the required credit support for construction associated with our growth projects or existing contracts or to repay the gas they owe us, it could have a material adverse effect on our revenues.

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

Our indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

As of December 31, 2021, we had $3.4 billion in principal amount of long-term debt outstanding. This level of debt requires significant interest payments. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business. Our indebtedness could have important consequences. For example, it could:

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

We are permitted, under our revolving credit facility and the indentures governing our notes, to incur additional debt, subject to certain limitations under our revolving credit facility and the indentures governing the notes. If we incur additional debt, our increased leverage could also result in the consequences described above.

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

We anticipate funding our capital and other spending requirements through our available financing options, including cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt. Changes in the debt markets, including market disruptions, limited liquidity, and an increase in interest rates, may increase the cost of financing as well as the risks of refinancing maturing debt. This may affect our ability to raise needed financing and reduce the amount of cash available to fund our operations or growth projects or refinance maturing debt. If the debt markets were not available, it is not certain if other adequate financing options would be available to us on terms and conditions that we would find acceptable.

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

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 significantly impacted the world and the U.S., and impacted global demand for oil and petrochemical products. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Our operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, however, if significant portions of our workforce are unable to work effectively, including because of illness or quarantines, our business could be materially adversely affected. We may also be unable to perform fully on our contracts, and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable. It is possible that the continued spread of COVID-19 could also further cause disruption in our customers' business; cause delay, or limit the ability of our customers to perform, including in making timely payments to us. The impact of COVID-19 has impacted capital markets, which may impact our customers' financial position. The COVID-19 pandemic may also have the effect of increasing several of the other risk factors contained herein.

We do not own all of the land on which our pipelines, storage and other facilities are located, which could result in disruptions to our operations.

Substantial portions of our pipelines, storage and other facilities are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents, and we are subject to the possibility of more onerous terms and/or increased costs to retain necessary land use rights if we do not have valid land use rights or if such land use rights lapse or terminate. Some of the rights to construct and operate our pipelines, storage or other facilities on land owned by third parties and governmental agencies that we obtain are for specific periods of time. We cannot guarantee that we will always be able to renew, when necessary, existing land use rights or obtain new land use rights without experiencing significant costs or experiencing landowner opposition. Any loss of these land use rights with respect to the operation of our pipelines, storage and other facilities, through our inability to acquire or renew right-of-way or easement contracts or permits, licenses, consents or otherwise, could have a material adverse effect on our operations.

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

We currently possess property, business interruption, cyber threat and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. The insurance coverage we do obtain may contain large deductibles or fail to cover certain events, hazards or potential losses.

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

Our business is highly competitive.

The principal elements of competition among pipeline systems are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability of service. Additionally, the FERC's policies promote competition in natural gas markets by increasing the number of natural gas transportation options available to our customer base. Increased competition could reduce the volumes of product we transport or store or, in instances where we do not have long-term contracts with fixed rates, could cause us to decrease the transportation or storage rates we can charge our customers. Competition could intensify the negative impact of factors that adversely affect the demand for our services, such as adverse economic conditions, weather, higher fuel costs and taxes or regulatory actions that increase the cost, or limit the use, of products we transport and store.

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

Item 6. [Reserved]

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

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2021, approximately 89% of our revenues were derived from capacity reservation fees under firm contracts. The table below shows a rollforward of operating revenues under committed firm agreements in place as of December 31, 2020, to December 31, 2021, including agreements for transportation, storage and other services, over the remaining term of those agreements (in millions):

Total projected operating revenues under committed firm agreements as of December 31, 2020	$9,450.0
Adjustments for:
Actual revenues recognized from firm agreements in 2021(1)	(1,180.0)
Firm agreements entered into in 2021	790.0
Total projected operating revenues under committed firm agreements as of December 31, 2021	$9,060.0

(1) As of December 31, 2020, we expected our 2021 revenues from fixed fees under firm agreements to be approximately $1,110.0 million, including agreements for transportation, storage and other services. Our actual 2021 revenues recognized from fixed fees under firm agreements were approximately $1,180.0 million, an increase of $70.0 million resulting primarily from contract renewals that occurred in 2021.

During 2021, we entered into approximately $0.8 billion of new firm agreements, of which approximately 28% were from new growth projects executed in 2021. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. Each year a portion of our firm transportation and storage agreements expire. The rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Refer to Part I, Item 1. Business and Item 1A. Risk Factors of this Annual Report on Form 10-K for further information. As of December 31, 2021, our top ten customers holding firm capacity under firm agreements comprised approximately 39% of our total projected operating revenues. Additionally, the credit profile associated with our customers comprising the total projected operating revenues under firm agreements as of December 31, 2021, was 74% rated as investment grade, 10% rated as non-investment grade and 16% not rated. Note 3 in Part II, Item 8. of this Annual Report on Form 10-K contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements.

Pipeline System Maintenance

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from our transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along our NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas. These regulations have resulted in an overall increase in our ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which became effective on July 1, 2020. This regulation imposed numerous requirements, including MAOP reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. In 2021, PHMSA issued a final rule that will impose safety regulations related to onshore gas gathering lines and in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, is expected to commence inspection of these plans in 2022. It is expected that these new rules will cause us to incur increased capital and operating costs, experience operational delays and result in potential adverse impacts to our ability to reliably serve our customers. See Part I, Item 1. Business and Item 1A. Risk Factors of this Annual Report on Form 10-K for further information.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that we undertake will affect the amounts we record as property, plant and equipment on our Consolidated Balance Sheets or recognize as expenses, which impacts our earnings. In 2022, we expect to spend approximately $400.0 million to maintain our pipeline systems and to comply with new regulatory initiatives previously mentioned, of which approximately $155.0 million is expected to be maintenance capital. In 2021, we spent $381.2 million, of which $154.3 million was recorded as maintenance capital. Refer to Capital Expenditures for more information regarding certain of our maintenance costs.

Results of Operations

Note 2 in Part II, Item 8. of this Annual Report on Form 10-K contains a summary of our revenues and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as lower pricing on contract renewals and other factors discussed elsewhere in this Annual Report on Form 10-K. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Consolidated Statements of Income.

Please refer to the disclosures in this Item 7. and Item 1A. Risk Factors of this Annual Report on Form 10-K of items that have impacted, or could impact in the future, our results of operations.

2021 Compared with 2020

Our net income for the year ended December 31, 2021, increased $24.5 million, or 8%, to $315.0 million compared to $290.5 million for the year ended December 31, 2020, primarily due to the factors discussed below. Excluding the impact from the 2020 customer bankruptcy, as discussed in Note 5 in Part II, Item 8. of this Annual Report on Form 10-K, our net income for the year ended December 31, 2021, would have increased $58.9 million, or 23%, compared to 2020.

Operating revenues for the year ended December 31, 2021, increased $42.5 million, or 3%, to $1,340.1 million, compared to $1,297.6 million for the year ended December 31, 2020. Including the effect of the items in fuel and transportation expense, and excluding the impact from the customer bankruptcy as discussed in Note 5 in Part II, Item 8. of this Annual Report on Form 10-K, operating revenues increased $73.1 million, or 6%. The increase was driven by our recently completed growth projects and higher utilization based revenues due to higher volumes.

Operating costs and expenses for the year ended December 31, 2021, increased $30.0 million, or 4%, to $873.0 million, compared to $843.0 million for the year ended December 31, 2020. Excluding items offset with operating revenues, operating costs and expenses increased $26.2 million, or 3%, when compared to 2020. The operating expense increase was primarily due to an increase in maintenance project costs and an increased asset base from recently completed growth projects.

Total other deductions for the year ended December 31, 2021, decreased $12.4 million, or 8%, to $151.4 million compared to $163.8 million for 2020 primarily due to lower interest rates and lower average outstanding long-term debt.

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

At December 31, 2021, we had $39.1 million of cash on hand and all of the available borrowing capacity under our $1.0 billion revolving credit facility. We anticipate that our existing capital resources, including our revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2022. We may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions, to refinance maturing debt or for general partnership purposes. We have an effective shelf registration statement on file with the SEC under which we may publicly issue debt securities, warrants or rights from time to time. We have $300.0 million of notes maturing in June 2022, which we expect to retire near or at their maturity through available capital resources, including, using available cash, borrowing under our revolving credit facility or publicly issuing debt securities. As of December 31, 2021, we have $4.3 billion of contractual cash payment obligations under firm agreements, of which $4.1 billion represents principal and interest payments related to our long-term debt. Note 11 in Part II, Item 8. of this Annual Report on Form 10-K contains more information regarding our long-term debt and financing activities and Notes 4 and 5 contain more information about our other commitments.

Credit Ratings

Most of our senior unsecured debt is rated by independent credit rating agencies. The credit ratings affect our ability to access the public and private debt markets, as well as the terms and the cost of our borrowings. Our ability to satisfy financing requirements or fund planned growth capital expenditures will depend upon our future operating performance and our ability to access the capital markets, which are affected by economic factors in our industry as well as other financial and business factors, some of which are beyond our control. As of February 4, 2022, our credit ratings for our senior unsecured notes and that of our operating subsidiaries having outstanding rated debt were as follows:

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

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of December 31, 2021, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of December 31, 2021, there were no outstanding borrowings under the revolving credit facility. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of December 31, 2021
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$2,950.0
Principal amounts not guaranteed (2)	400.0
Other (3)	(15.5)
Long-term debt and finance lease obligation	$3,334.5

(1) This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2) This represents principal amounts of outstanding debt at Gulf South and Texas Gas.
(3) As of December 31, 2021, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Capital Expenditures

Maintenance capital expenditures for the years ended December 31, 2021, 2020 and 2019 were $154.3 million, $148.8 million and $138.7 million. Growth capital expenditures were $174.9 million, $270.6 million and $277.7 million for the years ended December 31, 2021, 2020 and 2019. During the year ended December 31, 2021, we acquired certain natural gas pipeline assets in the Lake Charles, Louisiana, area for approximately $20.0 million in cash. During the year ended December 31, 2020, we purchased the remaining undivided interest in the Bistineau storage facility that we did not previously own for $18.8 million. In 2021 and 2019, we purchased $6.8 million and $12.6 million of natural gas to be used as base gas for our integrated natural gas pipeline system.

We expect total capital expenditures to be approximately $360.0 million in 2022, including approximately $155.0 million for maintenance capital and $205.0 million related to growth projects.

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

As of November 30, 2021, we elected to perform a qualitative assessment for our annual goodwill impairment test of our two reporting units. The qualitative assessment included our consideration of, among other things, the overall macroeconomic conditions, industry and market considerations, current discount rates and valuation multiples, overall financial performance, including operating revenues, and other relevant company specific events. Based on the assessment of these items, we concluded that it is more likely than not that the fair value of our two reporting units exceeded their respective carrying amounts. Accordingly, there were no indicators of impairment and the quantitative impairment test was not performed.

The estimated fair values of our reporting units can fluctuate from year to year, and the use of alternate judgments and assumptions could substantially change the results of our goodwill impairment analysis, including the recognition of an impairment charge in our Consolidated Financial Statements. The qualitative goodwill impairment test for 2021 and the quantitative goodwill test for 2020 did not result in any goodwill impairment charges.

Impairment of Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)

We evaluate whether the carrying amounts of our long-lived and intangible assets have been impaired when circumstances indicate the carrying amount of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset's carrying amount over its fair value. For the years ended December 31, 2021, 2020 and 2019, we recognized immaterial amounts related to asset impairment charges.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as some statements in our other filings with the SEC and periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking.” Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance, intentions or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible actions by us or our subsidiaries, are also forward-looking statements.

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control which could cause actual results to differ materially from those anticipated or projected. These include, among others, the impacts of legislative and regulatory initiatives, or the implementation thereof, the impacts of climate change, ESG matters and pipeline safety, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to complete projects that we have commenced or will commence, the risk of a failure in our computer systems or cybersecurity attack, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, risks and uncertainties related to the impacts of volatility in energy prices, and our exposure to credit risk relating to default or bankruptcy by our customers. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. of this Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

	2021	2020
Carrying amount of fixed-rate debt	$3,334.0	$3,330.4
Fair value of fixed-rate debt	$3,631.5	$3,717.6
100 basis point increase in interest rates and resulting debt decrease	$151.5	$182.8
100 basis point decrease in interest rates and resulting debt increase	$160.4	$195.7
Weighted-average interest rate	4.84%	4.84%

At December 31, 2021, we had no variable-rate debt outstanding. At December 31, 2020, we had $130.0 million outstanding under variable-rate agreements at a weighted-average interest rate of 1.39%.

Commodity Risk

Our pipelines do not take title to the natural gas and NGLs which they transport and store, therefore, they do not assume the related commodity price risk associated with the products.

Credit Risk

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

As of December 31, 2021, the amount of gas owed to our operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.4 trillion British thermal units (TBtu). Assuming an average market price during December 2021 of $3.59 per million British thermal unit (MMBtu), the market value of that gas was approximately $26.6 million. As of December 31, 2020, the amount of gas owed to our operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2020 of $2.45 per MMBtu, the market value of that gas at December 31, 2020, was approximately $27.4 million. As of December 31, 2021 and 2020, there were no outstanding NGL imbalances owed to our operating subsidiaries.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC and the Partners of Boardwalk Pipeline Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in partners' capital, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit council and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

Goodwill is tested for impairment at the reporting unit level at least annually as of November 30, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of November 30, 2021, the Company elected to perform a qualitative assessment for its annual goodwill impairment test of its two reporting units. The qualitative assessment included the Company’s consideration of, among other things, the overall macroeconomic conditions, industry and market considerations, current discount rates and valuation multiples, overall financial performance, including operating revenue, and other relevant company specific events. Based on this assessment of these items, the Company concluded that it is more likely than not that the fair value of the two reporting units exceeded their respective carrying amounts. As of December 31, 2021, the Company had recorded on its Consolidated Balance Sheets $237.4 million of goodwill.

We identified goodwill for the Company as a critical audit matter because of the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgments and assumptions related to its assessment of operating revenues and current discount rates, including the need to involve fair value specialists, in determining whether it was more likely than not that the fair value of the Company’s reporting units was less than their respective carrying amounts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s consideration of current discount rates and operating revenues in its qualitative assessment of the fair value of the two reporting units included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment qualitative assessment, which includes management’s review of qualitative factors affecting each reporting unit.
•We considered the completeness of management’s identification of qualitative factors affecting each reporting unit by considering other information obtained in our review of board minutes, inquiries with management and substantive testing around operating revenues.
•We evaluated management’s ability to accurately forecast operating revenues by comparing, for each reporting unit, management’s historical forecasts of operating revenue to (a) actual operating revenues and to (b) current-period forecasts of future operating revenues.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s consideration of current discount rates by developing a range of independent estimates of current discount rates for each reporting unit as of November 30, 2021 and comparing those to current discount rates selected by management within the qualitative assessment for each reporting unit.

/s/ Deloitte & Touche LLP
Houston, Texas
February 8, 2022

We have served as the Company's auditor since 2003.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$39.1	$2.9
Receivables:
Trade, net	126.2	115.1
Other	31.4	23.4
Gas transportation receivables	8.0	6.6
Gas stored underground	26.1	2.8
Prepayments	21.4	18.5
Other current assets	7.1	4.2
Total current assets	259.3	173.5

Property, Plant and Equipment:
Natural gas transmission and other plant	12,248.6	11,964.1
Construction work in progress	239.5	184.2
Property, plant and equipment, gross	12,488.1	12,148.3
Less—accumulated depreciation and amortization	3,947.0	3,598.5
Property, plant and equipment, net	8,541.1	8,549.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	114.0	101.9
Other	179.6	167.3
Total other assets	531.0	506.6

Total Assets	$9,331.4	$9,229.9

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND PARTNERS' CAPITAL	2021	2020
Current Liabilities:
Payables:
Trade	$31.1	$43.6
Affiliates	1.7	9.9
Other	20.3	9.6
Gas transportation payables	20.0	10.9
Accrued taxes, other	65.8	70.3
Accrued interest	32.7	33.1
Accrued payroll and employee benefits	37.4	34.5
Construction retainage	16.6	11.5
Regulatory liabilities	12.7	14.1
Other current liabilities	21.4	29.4
Total current liabilities	259.7	266.9

Long-term debt and finance lease obligation	3,334.5	3,460.7

Other Liabilities and Deferred Credits:
Pension liability	5.6	18.0
Asset retirement obligations	61.5	54.9
Provision for other asset retirement	88.2	81.6
Other	112.8	98.7
Total other liabilities and deferred credits	268.1	253.2

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,541.7	5,328.9
Accumulated other comprehensive loss	(72.6)	(79.8)
Total partners' capital	5,469.1	5,249.1
Total Liabilities and Partners' Capital	$9,331.4	$9,229.9

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(Millions)

	For the Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Transportation	$1,152.6	$1,117.9	$1,146.2
Storage, parking and lending	110.4	110.5	92.0
Other	77.1	69.2	57.0
Total operating revenues	1,340.1	1,297.6	1,295.2
Operating Costs and Expenses:
Fuel and transportation	22.1	18.3	13.8
Operation and maintenance	226.9	212.3	219.1
Administrative and general	144.6	139.9	141.1
Depreciation and amortization	366.3	358.8	346.1
(Gain) loss on sale of assets and impairments	(0.1)	0.9	(3.2)
Taxes other than income taxes	113.2	112.8	104.6
Total operating costs and expenses	873.0	843.0	821.5

Operating income	467.1	454.6	473.7
Other Deductions (Income):
Interest expense	160.8	169.7	178.7
Interest income	—	—	(0.3)
Miscellaneous other income, net	(9.4)	(5.9)	(0.9)
Total other deductions	151.4	163.8	177.5
Income before income taxes	315.7	290.8	296.2
Income taxes	0.7	0.3	0.5
Net income	$315.0	$290.5	$295.7

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$315.0	$290.5	$295.7
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.9	0.8	0.9
Pension and other postretirement benefit costs, net of tax	6.3	0.5	3.2
Total Comprehensive Income	$322.2	$291.8	$299.8

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$315.0	$290.5	$295.7
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	366.3	358.8	346.1
Amortization of deferred costs and other	9.0	12.4	13.1
(Gain) loss on sale of assets and impairments	(0.1)	0.9	(3.2)
Changes in operating assets and liabilities:
Trade and other receivables	(19.1)	(6.1)	21.2
Gas transportation receivables and storage assets	(32.8)	(9.0)	(27.6)
Other assets	(2.7)	(4.5)	0.4
Trade and other payables	1.1	(10.6)	2.9
Gas transportation payables	9.3	1.4	(0.1)
Accrued liabilities	(1.3)	4.7	1.7
Regulatory assets and liabilities	(4.1)	4.8	20.7
Other liabilities	(11.3)	(2.1)	(8.9)
Net cash provided by operating activities	629.3	641.2	662.0
INVESTING ACTIVITIES:
Capital expenditures	(349.2)	(438.2)	(429.0)
Proceeds from sale of operating assets	1.7	3.8	5.7
Net cash used in investing activities	(347.5)	(434.4)	(423.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.0	495.2
Repayment of borrowings from long-term debt	—	(440.0)	(350.0)
Proceeds from borrowings on revolving credit facility	150.0	687.9	660.0
Repayment of borrowings on revolving credit facility, including financing fees	(284.4)	(852.9)	(945.0)
Principal payment of finance lease obligation	(0.8)	(0.7)	(0.7)
Advances from affiliates	(8.2)	5.3	4.1
Distributions paid	(102.2)	(102.2)	(102.2)
Net cash used in financing activities	(245.6)	(207.6)	(238.6)
Increase (decrease) in cash and cash equivalents	36.2	(0.8)	0.1
Cash and cash equivalents at beginning of period	2.9	3.7	3.6
Cash and cash equivalents at end of period	$39.1	$2.9	$3.7

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
Balance December 31, 2018	$4,947.1	$(85.2)	$4,861.9
Add (deduct):
Net income	295.7	—	295.7
Distributions paid	(102.2)	—	(102.2)
Other comprehensive income, net of tax	—	4.1	4.1
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add (deduct):
Net income	290.5	—	290.5
Distributions paid	(102.2)	—	(102.2)
Other comprehensive income, net of tax	—	1.3	1.3
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add (deduct):
Net income	315.0	—	315.0
Distributions paid	(102.2)	—	(102.2)
Other comprehensive income, net of tax	—	7.2	7.2
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Corporate Structure

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, Gulf South Pipeline Company, LLC (Gulf South), Texas Gas Transmission, LLC (Texas Gas), Boardwalk Louisiana Midstream, LLC (Louisiana Midstream), Boardwalk Louisiana Gas Transmission, LLC (Louisiana Gas Transmission), Boardwalk Petrochemical Pipeline, LLC and Boardwalk Texas Intrastate, LLC (together, the operating subsidiaries), which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). All of the Company's operations are conducted by the operating subsidiaries.

As of December 31, 2021, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

Note 2: Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The consolidated financial statements include the Company's accounts and those of its wholly owned subsidiaries after elimination of intercompany transactions.

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

Segment Information

The Company operates in one reportable segment - the operation of interstate natural gas and NGLs pipeline systems and integrated storage facilities. This segment consists of interstate natural gas pipeline systems located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio and integrated natural gas storage facilities located in Indiana, Kentucky, Louisiana and Mississippi, and NGLs pipelines and storage facilities located in Louisiana and Texas.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Company had no restricted cash at December 31, 2021 and 2020.

Cash Management

The operating subsidiaries participate in an intercompany cash management program, with those that are FERC-regulated participating to the extent they are permitted under FERC regulations. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, Boardwalk Pipelines either provides cash to them or they provide cash to Boardwalk Pipelines. The transactions are represented by demand notes and are stated at historical carrying amounts. Interest income and expense are recognized on an accrual basis when collection is reasonably assured. The interest rate on intercompany demand notes is London Interbank Offered Rate (LIBOR), or such benchmark replacement rate, plus 1.00% and is adjusted every three months.

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

Materials and Supplies

Materials and supplies are carried at average cost and are included in Other Assets on the Consolidated Balance Sheets. The Company expects its materials and supplies to be used for projects related to its property, plant and equipment (PPE) and for future growth projects. At December 31, 2021 and 2020, the Company held approximately $28.5 million and $25.5 million of materials and supplies.

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

	For the Year Ended December 31,
	2021	2020	2019
Capitalized interest and allowance for borrowed funds used during construction	$3.8	$6.1	$5.6
Allowance for equity funds used during construction	7.9	4.1	1.5

Income Taxes

The Company is not a taxable entity for federal income tax purposes. As such, it does not directly pay federal income tax. The Company's taxable income or loss, which may vary substantially from the net income or loss reported in the Consolidated Statements of Income, is includable in the federal income tax returns of each of its partners. The aggregate difference in the basis of the Company's net assets for financial and income tax purposes is $4.7 billion. The subsidiaries of the Company directly incur some income-based state taxes which are presented in Income taxes on the Consolidated Statements of Income.

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

Long-Term Compensation

The Company provides performance awards (Performance Awards) to certain of its employees under its 2018 Long-Term Incentive Plan (2018 LTIP). A Performance Award is a long-term incentive award with a stated target amount which is payable in cash, after certain adjustments, upon vesting based on certain specified performance criteria being met. Prior to 2019, the Company provided awards of phantom common units (Phantom Common Units) to certain employees under its Long-Term Incentive Plan (LTIP) and awards of long-term cash bonuses (Long-Term Cash Bonuses) under the Boardwalk Pipeline Partners Unit Appreciation Rights (UAR) and Cash Bonus Plan. Since 2018, the Company has not granted awards in the form of Phantom Common Units or as Long-Term Cash Bonuses and as of December 31, 2020, all Phantom Common Units and Long-Term Cash Bonuses had vested and were paid.

The Company measures the cost of an award issued in exchange for employee services based on the stated target amount for Performance Awards. All outstanding awards are required to be settled in cash and are classified as a liability until settlement. The related compensation expense, less forfeitures, is recognized over the period that employees are required to provide services in exchange for the awards, usually the vesting period.

Note 12 contains more information regarding the Company's long-term compensation.

Partner Capital Accounts

For purposes of maintaining capital accounts, items of income and loss of the Company are allocated among the partners each period, or portion thereof, in accordance with the partnership agreement, based on their respective ownership interests.

Leases

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the Company's secured borrowing rate, as the implicit rate of most of the Company's leases is not readily determinable. The Company has elected not to record any leases with terms of twelve months or less on the Consolidated Balance Sheets.

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

Note 3: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas, and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the years ended December 31, 2021, 2020 and 2019 (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Revenues from Contracts with Customers
Firm Service (1)	$1,247.5	$1,211.7	$1,228.3
Interruptible Service	32.0	33.2	29.0
Other revenues	26.1	18.9	9.1
Total Revenues from Contracts with Customers	1,305.6	1,263.8	1,266.4
Other operating revenues(2)	34.5	33.8	28.8
Total Operating Revenues	$1,340.1	$1,297.6	$1,295.2

(1)Revenues earned from contracts with MVCs are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term. The years ended December 31, 2020 and 2019, contain $34.4 million and $26.2 million of incremental revenues received related to customer bankruptcies as discussed in Note 5.

(2)Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of December 31, 2021 and 2020, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $126.2 million and $115.1 million, contract assets recorded in Other Assets from contracts with a customer of $2.3 million and $2.9 million, and contract liabilities recorded in Other current liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $19.2 million and $17.2 million.

As of December 31, 2021, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the year ended December 31, 2021, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2020(1)	$17.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(5.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	7.3
Balance as of December 31, 2021(1)	$19.2
(1)As of December 31, 2021 and 2020, $3.6 million and $4.9 million were recorded in Other current liabilities (current portion) and $15.6 million and $12.3 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the year ended December 31, 2020, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2019(1)	$11.8
Revenues recognized that were included in the contract liability balances at the beginning of the period	(5.1)
Increases due to cash received, excluding amounts recognized as revenues during the period	10.5
Balance as of December 31, 2020(1)	$17.2
(1)As of December 31, 2020 and 2019, $4.9 million and $2.2 million were recorded in Other current liabilities (current portion) and $12.3 million and $9.6 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of December 31, 2021. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. The Company's customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; (b) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services; and (c) consideration received prior to December 31, 2021, that will be recognized in revenue in future periods, such as the consideration recorded in contract liabilities. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2022	2023	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of December 31, 2021	$1,115.0	$1,015.0	$6,704.5	$8,834.5
Operating revenues which are fixed and determinable (operating leases)	25.0	25.0	175.5	225.5
Total projected operating revenues under committed firm agreements as of December 31, 2021	$1,140.0	$1,040.0	$6,880.0	$9,060.0

Note 4: Leases

The Company has various operating lease commitments extending through 2050, generally covering office space and equipment rentals, some of which contain options to renew or extend the lease term. The Company also has a finance lease related to the lease of an office building in Owensboro, Kentucky, entered into in 2013, that has a fifteen-year term with two twenty-year renewal options.

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the Company's secured borrowing rate, as the implicit rate of most of the Company's leases is not readily determinable. The components of lease cost were as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease cost	$4.0	$4.2	$4.3
Short-term lease cost	2.9	3.9	2.6
Finance lease cost:
Amortization of right-of-use asset	0.7	0.7	0.7
Interest on lease liability	0.4	0.4	0.5
Total lease cost	$8.0	$9.2	$8.1

The following provides supplemental balance sheet information related to the Company's leases:

	As of December 31,
	2021	2020
Right-of-use assets (in millions)
Operating leases (recorded in Other Assets)	$21.6	$11.8
Finance lease (recorded in Property, Plant and Equipment)	4.7	5.4
Lease liabilities (in millions)
Operating leases (recorded in Other Liabilities, current and non-current)	23.5	13.8
Finance lease	6.1	6.8
Weighted-average remaining lease term (years)
Operating leases	10.8	3.8
Finance lease	6.6	7.6
Weighted-average discount rate
Operating leases	2.94%	4.72%
Finance lease	5.89%	5.89%

The table below presents the maturities of lease liabilities (in millions):

	As of December 31, 2021
	Operating Leases	Finance Lease
2022	$3.7	$1.1
2023	3.8	1.1
2024	2.5	1.1
2025	2.2	1.1
2026	1.5	1.1
Thereafter	13.6	1.8
Total	27.3	7.3
Less: discount	(3.8)	(1.2)
Total lease liabilities	$23.5	$6.1

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

Mishal and Berger Litigation

On May 25, 2018, plaintiffs Tsemach Mishal and Paul Berger (on behalf of themselves and the purported class, Plaintiffs) initiated a purported class action in the Court of Chancery of the State of Delaware (the Trial Court) against the following defendants: the Company, Boardwalk GP, LP (Boardwalk GP), Boardwalk GP, LLC and BPHC (together, Defendants), regarding the potential exercise by Boardwalk GP of its right to purchase the issued and outstanding common units of the Company not already owned by Boardwalk GP or its affiliates (Purchase Right).

On June 25, 2018, Plaintiffs and Defendants entered into a Stipulation and Agreement of Compromise and Settlement, subject to the approval of the Trial Court (the Proposed Settlement). Under the terms of the Proposed Settlement, the lawsuit would be dismissed, and related claims against the Defendants would be released by the Plaintiffs, if BPHC, the sole member of the general partner of Boardwalk GP, elected to cause Boardwalk GP to exercise its Purchase Right for a cash purchase price, as determined by the Company's Third Amended and Restated Agreement of Limited Partnership, as amended (the Limited Partnership Agreement), and gave notice of such election as provided in the Limited Partnership Agreement within a period specified by the Proposed Settlement. On June 29, 2018, Boardwalk GP elected to exercise the Purchase Right and gave notice within the period specified by the Proposed Settlement. On July 18, 2018, Boardwalk GP completed the purchase of the Company's common units pursuant to the Purchase Right.

On September 28, 2018, the Trial Court denied approval of the Proposed Settlement. On February 11, 2019, a substitute verified class action complaint was filed in this proceeding, which, among other things, added Loews as a Defendant. The Defendants filed a motion to dismiss, which was heard by the Trial Court in July 2019. In October 2019, the Trial Court ruled on the motion and granted a partial dismissal, with certain aspects of the case proceeding to trial. A trial was held the week of February 22, 2021, and post-trial oral arguments were held on July 14, 2021.

On November 12, 2021, the Trial Court issued a ruling in the case. The Trial Court held that Boardwalk GP breached the Limited Partnership Agreement and found that Boardwalk GP is liable to the Plaintiffs for approximately $690.0 million in damages, plus pre-judgment interest (approximately $166.0 million), post-judgment interest and attorneys’ fees. The Trial Court’s ruling and damages award is against Boardwalk GP, and not the Company or its subsidiaries.

The Defendants believe that the Trial Court ruling includes factual and legal errors. Therefore on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court.

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

Environmental and Safety Matters

The Company's operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2021 and 2020, the Company had an accrued liability of approximately $3.8 million and $4.2 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management's estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current known facts and circumstances related to these matters. The related expenditures are expected to occur over the next thirty years. As of December 31, 2021 and 2020, approximately $1.3 million and $1.0 million were recorded in Other current liabilities and approximately $2.5 million and $3.2 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act and Climate Change

The Company's pipelines and associated facilities are subject to the Clean Air Act (CAA) and comparable state laws and regulations, which regulate the emission of air pollutants from many sources and impose various compliance monitoring and reporting requirements. Under the CAA, the Company may be required to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development or expansion of the Company's projects. Over the next several years, the Company may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the Environmental Protection Agency (EPA) issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA issued area designations with respect to ground-level ozone, issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, on December 31, 2020, published notice of a final action to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 final action, and the NAAQS may be subject to further revision under the Biden Administration. States are expected to implement more stringent regulations that could apply to the Company's operations. Compliance with this final rule could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines and significantly increase its capital expenditures and operating costs. Additionally, the threat of climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of greenhouse gases (GHGs). These efforts have included consideration of cap-and-trade programs, carbon taxes, and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. The EPA has determined that GHG emissions endanger public health and the environment and, as a result, has adopted regulations under the CAA related to GHG emissions.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of December 31, 2021, the commitments were approximately $95.3 million, all of which are expected to be settled within the next twelve months.

Pipeline Capacity Agreements

The Company's operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the operating subsidiaries to transport gas to off-system markets on behalf of customers. The Company incurred expenses of $5.9 million, $4.2 million and $3.8 million related to pipeline capacity agreements for the years ended December 31, 2021, 2020 and 2019. The future commitments related to pipeline capacity agreements as of December 31, 2021, were $2.7 million in 2022, with no future commitments after 2022.

Note 6: Fair Value Measurements

Financial Assets and Liabilities

As of December 31, 2021 and 2020, the Company had no assets and liabilities which were recorded at fair value on a recurring basis. The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Company's publicly traded debt is based on quoted market prices at December 31, 2021 and 2020. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2021 and 2020. The carrying amount of the Company's variable-rate debt at December 31, 2021 and 2020, approximated fair value because the instruments bear a floating market-based interest rate.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Consolidated Balance Sheets as of December 31, 2021 and 2020, were as follows (in millions):

As of December 31, 2021			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39.1		$39.1	$—	$—	$39.1
Financial Liabilities
Long-term debt	$3,334.0	(1)	$—	$3,631.5	$—	$3,631.5

(1) The carrying amount of long-term debt excludes a $5.3 million long-term finance lease obligation and
$4.8 million of unamortized debt issuance costs.

As of December 31, 2020			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.9		$2.9	$—	$—	$2.9
Financial Liabilities
Long-term debt	$3,460.4	(1)	$—	$3,847.6	$—	$3,847.6

(1) The carrying amount of long-term debt excludes a $6.1 million long-term finance lease obligation and
$5.8 million of unamortized debt issuance costs.

Note 7: Property, Plant and Equipment

The following table presents the Company's PPE as of December 31, 2021 and 2020 (in millions):

Category	2021 Amount	Weighted-Average Useful Lives (Years)	2020 Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$10,672.7	37	$10,417.9	37
Storage	886.5	38	863.5	38
Gathering	109.6	23	108.0	23
General	228.6	15	224.9	14
Rights of way and other	153.7	33	153.2	33
Total utility depreciable plant	12,051.1	37	11,767.5	37

Non-depreciable:
Construction work in progress	239.5		184.2
Storage	152.3		152.3
Land	45.2		44.3
Total non-depreciable assets	437.0		380.8

Total PPE	12,488.1		12,148.3
Less: accumulated depreciation	3,947.0		3,598.5

Total PPE, net	$8,541.1		$8,549.8

The non-depreciable assets were not included in the calculation of the weighted-average useful lives.

For each of the years ended December 31, 2021, 2020 and 2019, depreciation expense for PPE was $364.4 million, $356.9 million and $344.2 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income.

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

The proportionate share of investment associated with these interests has been recorded as PPE on the Consolidated Balance Sheets. The Company records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Company's undivided interests as of December 31, 2021 and 2020 (in millions):

	2021		2020
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Mobile Bay Pipeline	$14.6	$7.5	$14.5	$7.1
NGLs pipelines and facilities	51.3	10.4	42.5	8.8
Offshore and other assets	12.8	10.4	12.8	10.1
Total	$78.7	$28.3	$69.8	$26.0

Asset Purchases

In September 2021, the Company, through its newly created operating subsidiary, Louisiana Gas Transmission, acquired certain natural gas pipeline assets in the Lake Charles, Louisiana, area for approximately $20.0 million in cash.

In 2019, the Company entered into an agreement, subject to regulatory approval, to purchase the approximately 8% undivided interest that it did not already own in the Bistineau storage facility in Louisiana for approximately $18.8 million in cash. The FERC approved the purchase in early 2020 and the transaction closed on April 1, 2020. After this transaction, the Company owns 100% of the Bistineau storage facility.

Note 8: Goodwill and Intangible Assets

Goodwill

As of December 31, 2021 and 2020, the Company had recorded on its Consolidated Balance Sheets $237.4 million of goodwill.

As of November 30, 2021, the Company elected to perform a qualitative assessment for its annual goodwill impairment test of its two reporting units. The qualitative assessment included the Company’s consideration of, among other things, the overall macroeconomic conditions, industry and market considerations, current discount rates and valuation multiples, overall financial performance and other relevant company specific events. Based on the assessment of these items, the Company concluded that it is more likely than not that the fair value of the two reporting units exceeded their respective carrying amounts. Accordingly, there were no indicators of impairment and the quantitative impairment test was not performed.

As of November 30, 2020, the Company performed a quantitative annual goodwill impairment test for its two reporting units. The results of the quantitative goodwill impairment test indicated that the fair value of the Company's reporting units exceeded their carrying amounts. The fair value measurement of the reporting units was derived based on judgments and assumptions the Company believes market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value under an income approach and inputs to the valuation model. The inputs included the Company’s five-year financial plan operating results, including operating revenues, the long-term outlook for growth in natural gas and NGLs demand, measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model and views regarding future market conditions, among others. The reasonableness of fair value estimates under the income approach were supported by a market approach under which the Company applied EBITDA multiples derived from publicly-available information to each reporting unit's EBITDA.

No impairment charges related to goodwill were recorded for any of the Company's reporting units during 2021, 2020 or 2019.

Intangible Assets

The following table contains information regarding the Company's intangible assets, which includes customer relationships acquired as part of its acquisitions (in millions):

	As of December 31,
	2021	2020
Gross carrying amount	$59.4	$59.4
Accumulated amortization	(17.2)	(15.3)
Net carrying amount	$42.2	$44.1

For each of the years ended December 31, 2021, 2020 and 2019, amortization expense for intangible assets was $1.9 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income. Amortization expense for the next five years and in total thereafter as of December 31, 2021, is expected to be as follows (in millions):

2022	$1.9
2023	1.9
2024	2.0
2025	2.0
2026	2.0
Thereafter	32.4
Total	$42.2

The weighted-average remaining useful life of the Company's intangible assets as of December 31, 2021, was 22 years.

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

The following table summarizes the aggregate carrying amount of the Company's ARO as of December 31, 2021 and 2020 (in millions):

	2021	2020
Balance at beginning of year	$63.1	$60.4
Liabilities recorded	9.5	1.3
Liabilities settled	(2.2)	(0.9)
Accretion expense	2.9	2.3
Revision of estimates	(8.4)	—
Balance at end of year	64.9	63.1
Less: Current portion of ARO	(3.4)	(8.2)
Long-term ARO	$61.5	$54.9

For the Company's operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Company has reflected $88.2 million and $81.6 million as of December 31, 2021 and 2020, on the Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 10: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, are summarized in the table below. The table also includes amounts related to unamortized debt issuance costs and unamortized discount on long-term debt, which while not regulatory assets and liabilities, are a critical component of the embedded cost of debt financing utilized in Texas Gas' rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax recorded in regulatory accounting. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to eighteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2021 and 2020 (in millions):

	2021	2020
Regulatory Assets:
Pension	$8.1	$10.6
Tax effect of AFUDC equity	0.4	0.6
Fuel tracker	6.8	4.2
Other	0.5	0.5
Total regulatory assets	$15.8	$15.9

Regulatory Liabilities:
Cashout and fuel tracker	$12.7	$14.1
Provision for other asset retirement	88.2	81.6
Unamortized debt issuance costs	(1.5)	(1.8)
Unamortized discount on long-term debt	(0.2)	(0.2)
Postretirement benefits other than pension	64.7	63.3
Total regulatory liabilities	$163.9	$157.0

Note 11: Financing

Long-Term Debt

The following table presents all long-term debt issuances outstanding as of December 31, 2021 and 2020 (in millions):

	2021	2020
Notes and Debentures:
Boardwalk Pipelines
3.375% Notes due 2023	$300.0	$300.0
4.95% Notes due 2024	600.0	600.0
5.95% Notes due 2026	550.0	550.0
4.45% Notes due 2027	500.0	500.0
4.80% Notes due 2029	500.0	500.0
3.40% Notes due 2031	500.0	500.0

Gulf South
4.00% Notes due 2022 (Gulf South Notes)	300.0	300.0

Texas Gas
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	3,350.0	3,350.0

Revolving Credit Facility:
Gulf South	—	30.0
Texas Gas	—	100.0
Total revolving credit facility	—	130.0

Finance lease obligation	5.3	6.1
	3,355.3	3,486.1
Less:
Unamortized debt discount	(16.0)	(19.6)
Unamortized debt issuance costs	(4.8)	(5.8)
Total Long-Term Debt and Finance Lease Obligation	$3,334.5	$3,460.7

Maturities of the Company's long-term debt for the next five years and in total thereafter are as follows (in millions):

2022	$300.0
2023	300.0
2024	600.0
2025	—
2026	550.0
Thereafter	1,600.0
Total long-term debt	$3,350.0

The Company has included the Gulf South Notes which mature in less than one year as long-term debt on its Consolidated Balance Sheets as of December 31, 2021. The Company has the intent and the ability to refinance the notes through the available borrowing capacity under its revolving credit facility as of December 31, 2021.

Notes and Debentures

As of December 31, 2021 and 2020, the weighted-average interest rate of the Company's notes and debentures was 4.84%. The Company had no new debt issuances for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, the Company completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
August 2020	Boardwalk Pipelines	$500.0	$5.0	$495.0	(1)	3.40%	February 15, 2031	February 15 and August 15
May 2019	Boardwalk Pipelines	$500.0	$4.8	$495.2	(2)	4.80%	May 3, 2029	May 3 and November 3
(1)The net proceeds of this offering were used to retire the outstanding $440.0 million aggregate principal amount of Texas Gas 4.50% notes due 2021 on November 3, 2020, to fund growth capital expenditures and for general partnership purposes.
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

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of December 31, 2021, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

In May 2021, the Company entered into a Master Assignment and Amendment No. 3 to Third Amended and Restated Revolving Credit Agreement (the Amendment), which amended the Third Amended and Restated Revolving Credit Agreement, dated May 26, 2015 (as amended and modified, the Credit Agreement). The Credit Agreement includes Boardwalk Pipelines, Texas Gas and Gulf South as borrowers (Borrowers). Interest is determined, at the Company's election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50% and (3) the one month Eurodollar Rate plus 1.00%, plus an applicable margin, or (b) the one-month LIBOR (or such benchmark replacement rate as defined in the Credit Agreement) plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for loans bearing interest based on the base rate and ranges from 1.00% to 1.75% for loans bearing interest based on the LIBOR rate, in each case determined based on the individual Borrower's credit rating from time to time. The Credit Agreement provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.10% to 0.275% which is determined based on the individual Borrower's credit rating from time to time. The revolving credit facility provided under the Credit Agreement has a borrowing capacity of $1.0 billion through May 27, 2026, with two one-year extensions at the Company's election.

The Credit Agreement contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the Credit Agreement require the Company and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the Credit Agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for (i) the quarter in which the consummation of a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period and (ii) the three quarters following the qualified acquisition quarter. The Company and its subsidiaries were in compliance with all covenant requirements under the Credit Agreement as of December 31, 2021.

As of December 31, 2021, and February 4, 2022, the Company had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under the revolving credit facility. Outstanding borrowings under the Company's revolving credit facility as of December 31, 2020, were $130.0 million, with a weighted-average borrowing rate of 1.39%.

Cash Distributions

For each of the years ended December 31, 2021, 2020 and 2019, the Company paid cash distributions of $102.2 million to its partners as determined by Boardwalk GP.

Note 12: Employee Benefits

Retirement Plans

Defined Benefit Retirement Plans (Retirement Plans)

Texas Gas employees hired prior to November 1, 2006, are covered under a non-contributory, defined benefit pension plan (Pension Plan). The Texas Gas Supplemental Retirement Plan (SRP) provides pension benefits for the portion of an eligible employee's pension benefit under the Pension Plan that becomes subject to compensation limitations under the Internal Revenue Code. Collectively, the Company refers to the Pension Plan and the SRP as Retirement Plans. The Company uses a measurement date of December 31 for the Retirement Plans.

As a result of the Texas Gas rate case settlement in 2006, the Company is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million, which is the amount included in rates. In 2021 and 2020, the Company funded $5.2 million and $3.6 million to the Pension Plan and expects to fund an additional $3.0 million to the plan in 2022. In 2021 and 2020, there were no payments made to the SRP.

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

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In each of 2021 and 2020, the Company contributed $0.1 million to the PBOP plan. The PBOP plan is in an overfunded status; therefore, the Company does not expect to make any contributions to the plan in 2022. The Company does not anticipate that any plan assets will be returned to the Company during 2022. The Company uses a measurement date of December 31 for its PBOP plan.

Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2021 and 2020, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$120.7	$122.2	$35.2	$36.5
Service cost	2.6	2.8	0.1	0.1
Interest cost	2.1	2.7	0.9	1.1
Plan participants' contributions	—	—	1.1	1.1
Actuarial (gain) loss	(1.4)	6.0	(2.6)	(0.3)
Benefits paid	(0.5)	(0.5)	(4.1)	(3.3)
Settlements	(14.4)	(12.5)	—	—
Benefit obligation at end of period	$109.1	$120.7	$30.6	$35.2

Change in plan assets:
Fair value of plan assets at beginning of period	$102.7	$101.7	$96.2	$90.8
Actual return on plan assets	10.5	10.4	(0.3)	7.5
Company's contribution	5.2	3.6	0.1	0.1
Plan participants' contributions	—	—	1.1	1.1
Benefits paid	(0.5)	(0.5)	(4.1)	(3.3)
Settlements	(14.4)	(12.5)	—	—
Fair value of plan assets at end of period	$103.5	$102.7	$93.0	$96.2

Funded status	$(5.6)	$(18.0)	$62.4	$61.0

Items not recognized as components of net periodic cost:
Net actuarial loss (gain)	$10.0	$18.2	$(2.9)	$(3.4)

At December 31, 2021 and 2020, the following aggregate information relates only to the underfunded plans (in millions):

	Retirement Plans
	For the Year Ended December 31,
	2021	2020
Projected benefit obligation	$109.1	$120.7
Accumulated benefit obligation	103.4	113.7
Fair value of plan assets	103.5	102.7

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2021, 2020 and 2019, were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost	$2.6	$2.8	$3.0	$0.1	$0.1	$0.1
Interest cost	2.1	2.7	3.9	0.9	1.1	1.4
Expected return on plan assets	(6.2)	(6.3)	(6.4)	(2.7)	(3.2)	(3.0)
Amortization of unrecognized net loss	0.8	1.9	2.2	—	—	—
Settlement charge	1.6	2.4	2.9	—	—	—
Regulatory asset decrease	2.5	—	—	—	—	—
Net periodic benefit cost	$3.4	$3.5	$5.6	$(1.7)	$(2.0)	$(1.5)

Due to the Texas Gas rate case settlement in 2006, Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million.

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2022	$21.8	$2.1
2023	11.9	2.1
2024	10.7	2.0
2025	11.9	1.9
2026	10.1	1.9
2027-2031	34.5	7.5

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2021 and 2020, were as follows:

	Retirement Plans				PBOP
	For the Year Ended December 31,				For the Year Ended December 31,
	2021		2020		2021	2020
	Pension	SRP	Pension	SRP
Discount rate	2.30%	2.35%	1.70%	1.55%	2.90%	2.60%
Expected return on plan assets	6.25%	6.25%	6.50%	6.50%	2.01%	2.81%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans						PBOP
	For the Year Ended December 31,						For the Year Ended December 31,
	2021		2020		2019		2021	2020	2019
	Pension	SRP	Pension	SRP	Pension	SRP

Discount rate	(1)	1.55%	(1)	2.70%	(1)	4.10%	2.60%	3.30%	4.30%
Expected return on plan assets	6.50%	6.50%	7.00%	7.00%	7.00%	7.00%	2.81%	3.61%	3.61%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.86%	3.86%	—	—	—
(1)Pension expense was remeasured quarterly in 2021, 2020 and 2019. The quarterly remeasurements for each quarter in 2021, 2020 and 2019 were as follows: Quarter 1: 2.05%, 2.95% and 3.80%; Quarter 2: 2.05%, 2.20% and 3.25%; Quarter 3: 1.95%, 1.85% and 2.60%; and Quarter 4: 2.30%, 1.70% and 2.70%.

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

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

The Pension Plan investments are held in a trust account and consist of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Use of the Master Trust permits the co-investing of trust assets of the Pension Plan with the assets of the Loews Corporation Cash Balance Retirement Plan for investment and administrative purposes. Although assets of all plans are co-invested in the Master Trust, the custodian maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income of the investment assets is allocated by the custodian to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. The Master Trust assets are measured at fair value. The fair value of the interest in the assets of the Master Trust associated with the Pension Plan as of December 31, 2021 and 2020, was $103.5 million (or 43.2%) and $102.7 million (or 43.9%), of the total Master Trust assets.

Equity securities are publicly traded securities which are valued using quoted market prices and are considered a Level 1 investment under the fair value hierarchy. Short-term and other asset investments that are actively traded or have quoted prices, such as money market funds or treasury bills, are considered Level 1 investments. Fixed income mutual funds include highly liquid government securities and exchange traded bonds, valued using quoted market prices, and are considered a Level 1 investment. The limited partnership investments held within the Master Trust are recorded at fair value, which represents the Master Trust's shares of the net asset value of each partnership, as determined by the general partner. The limited partnership and other invested assets consist primarily of hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets.

The following table sets forth, by level within the fair value hierarchy, a summary of the Master Trust's investments measured at fair value on a recurring basis at December 31, 2021 (in millions):

	Master Trust Assets
	Measured under Fair Value Hierarchy				Measured at Net Asset Value	Total Master Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$69.1	$—	$—	$69.1	$—	$69.1
Short-term investments	1.9	—	—	1.9	—	1.9
Other assets	2.2	—	—	2.2	—	2.2
Fixed income mutual funds	111.3	—	—	111.3	—	111.3
Total assets measured at fair value	184.5	—	—	184.5	—	184.5
Total limited partnerships measured at net asset value	—	—	—	—	54.9	54.9
Total	$184.5	$—	$—	$184.5	$54.9	$239.4

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

The following table sets forth, by level within the fair value hierarchy, a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2021 (in millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$4.3	$—	$—	$4.3
Fixed income mutual funds	19.2	—	—	19.2
Asset-backed securities	—	6.9	—	6.9
Corporate bonds	—	31.0	—	31.0
Tax exempt securities	—	31.6	—	31.6
Total investments	$23.5	$69.5	$—	$93.0

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

Investment Strategy

Pension Plan: The Company employs a total-return approach using a mix of equities and fixed income securities to maximize the long-term return on plan assets for a prudent level of risk and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The target allocation of plan assets is 40% to 60% of the investment portfolio to equity and limited partnerships, with the remainder primarily invested in fixed income securities. The investment portfolio contains a diversified blend of fixed income, equity and short-term securities. Alternative investments, including limited partnerships, have been used to enhance risk adjusted long-term returns while improving portfolio diversification. At December 31, 2021, the pension trust had committed approximately $2.0 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships. Investment risk is monitored through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. At December 31, 2021 and 2020, all of the PBOP investments were in fixed income securities.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $12.8 million, $11.9 million and $11.5 million for the years ended December 31, 2021, 2020 and 2019.

Long-Term Incentive Compensation Plans

The Company grants to selected employees long-term compensation awards under the 2018 LTIP, the LTIP (prior to 2019) and the UAR and Cash Bonus Plan (prior to 2019). These awards are intended to align the interests of the employees with those of the Company, encourage superior performance, attract and retain employees who are essential for the Company's growth and profitability and to encourage employees to devote their best efforts to advancing the Company's business over both long and short-term time horizons.

2018 LTIP

The 2018 LTIP provides for grants of Performance Awards to selected employees of the Company. A Performance Award is a long-term incentive award with a stated target amount which is payable in cash, after adjustments, upon vesting based on certain specified performance criteria being met. The stated target can be adjusted based on the level of achievement of the performance goals for the vesting period, but not to be below 90% or to exceed 110% of the target amount. In the case of retirement, any outstanding and unvested awards would become fully vested upon retirement and the Performance Awards will be paid at the original vesting date. In 2021 and 2020, the Company granted to certain employees $12.4 million and $12.2 million of Performance Awards. The Company recorded compensation expense of $12.7 million, $10.9 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, and had $7.0 million of remaining unrecognized compensation expense related to the Performance Awards as of December 31, 2021 and 2020.

LTIP and UAR and Cash Bonus Plan

The Company recorded $1.4 million and $6.2 million in Administrative and general expenses during 2020 and 2019 related to the LTIP and the UAR and Cash Bonus Plan.

Note 13: Income Taxes

The Company is not a taxable entity for federal income tax purposes. The following is a summary of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Current expense:
State	$0.5	$0.1	$0.4
Deferred provision:
State	0.2	0.2	0.1
Income taxes	$0.7	$0.3	$0.5

The Company's tax years 2018 through 2021 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, there were no significant deferred income tax assets or liabilities.

Note 14: Credit Risk

Major Customers

For the years ended December 31, 2021 and 2019, no customer comprised 10% or more of the Company's operating revenues. For the year ended December 31, 2020, the Company earned $132.5 million of operating revenues from one customer which represented approximately 10% of total operating revenues.

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas and NGLs loaned to customers. As of December 31, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.4 trillion British thermal units (TBtu). Assuming an average market price during December 2021 of $3.59 per million British thermal unit (MMBtu), the market value of that gas was approximately $26.6 million. As of December 31, 2020, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2020 of $2.45 per MMBtu, the market value of that gas was approximately $27.4 million. As of December 31, 2021 and 2020, there were no outstanding NGLs imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 15: Related Party Transactions

Loews provides a variety of corporate services to the Company under services agreements, including information technology, tax, risk management, internal audit and corporate development services and charges the Company for allocated overheads. The Company incurred charges related to these services of $5.5 million, $5.7 million and $5.7 million for the years ended December 31, 2021, 2020 and 2019, which were recorded in Administrative and general on the Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $102.2 million for each of the years ended December 31, 2021, 2020 and 2019.

Note 16: Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Interest (net of amount capitalized)	$152.2	$162.1	$171.5
Income taxes, net	0.5	0.6	0.3
Non-cash adjustments:
Accounts payable and PPE	19.4	29.2	42.7
Right-of-use assets obtained in exchange for lease obligations	13.1	0.4	18.3

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

Deloitte & Touche LLP (Deloitte & Touche) (PCAOB ID No. 34) has served as our auditor since our inception in 2005, and our predecessors' auditor from 2003 to 2005. The following table presents fees billed by Deloitte & Touche and its affiliates for professional services rendered to us and our subsidiaries in 2021 and 2020 by category as described in the notes to the table (in millions):

	2021	2020
Audit fees (1)	$2.6	$2.6
Audit related fees (2)	0.1	0.1
Total	$2.7	$2.7
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

Auditor Engagement Pre-Approval Policy

We are a wholly owned indirect subsidiary of Loews and the Loews Audit Committee has responsibility for the appointment, compensation and oversight of the independent external audit firm retained to audit our financial statements and the audit fee negotiations associated with their retention. To assure the continued independence of our independent auditor, Deloitte & Touche, the Loews Audit Committee has adopted a policy requiring its pre-approval of all audit and non-audit services performed for us and our subsidiaries by the independent auditor. Under this policy, the Loews Audit Committee annually pre-approved certain limited, specified recurring services which may be provided by Deloitte & Touche, subject to maximum dollar limitations. All other engagements for services to be performed by Deloitte & Touche were specifically pre-approved by the Loews Audit Committee, or a designated committee member to whom this authority had been delegated.

Under that policy, the Loews Audit Committee, or a designated member, pre-approved all engagements by us and our subsidiaries for services of Deloitte & Touche, including the terms and fees thereof, and the Loews Audit Committee concluded that all such engagements were compatible with the continued independence of Deloitte & Touche in serving as our independent auditor.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

4.5
Second Supplemental Indenture dated November 8, 2012, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on November 8, 2012).

4.6
Third Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 23, 2013).

4.7
Fourth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 26, 2014).

4.8
Fifth Supplemental Indenture to the indenture dated August 21, 2009, among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 20, 2016).

4.9
Sixth Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on January 12, 2017).

4.10
Seventh Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on May 6, 2019).

4.11
Eighth Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on August 12, 2020).

Exhibit Number	Description
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

10.5
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

*22.1	Subsidiary Issuers and Guarantors of Registered Securities.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jamie L. Buskill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definitions Document

Exhibit Number	Description
*101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated:	February 8, 2022	By:	/s/ Jamie L. Buskill
Jamie L. Buskill
Senior Vice President, Chief Financial and Administrative Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	February 8, 2022	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated:	February 8, 2022	/s/ Jamie L. Buskill
Jamie L. Buskill Senior Vice President, Chief Financial and Administrative Officer, Treasurer and Director (principal financial officer)
Dated:	February 8, 2022	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Controller and Chief Accounting and Information Officer (principal accounting officer)
Dated:	February 8, 2022	/s/ Michael E. McMahon
Michael E. McMahon Senior Vice President, General Counsel, Secretary and Director
Dated:	February 8, 2022	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director, Chairman of the Board
Dated:	February 8, 2022	/s/ Benjamin J. Tisch
Benjamin J. Tisch Director
Dated:	February 8, 2022	/s/ Jane Wang
Jane Wang Director