Form 10-Q
period 2022-03-31
Boardwalk Pipeline Partners, LP
filed 2022-05-02
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2022

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2022	December 31, 2021
Current Assets:
Cash and cash equivalents	$375.6	$39.1
Receivables:
Trade, net	126.5	126.2
Other	25.1	31.4
Gas transportation receivables	16.9	8.0
Advances to affiliates	2.7	—
Gas stored underground	34.8	26.1
Prepayments	16.2	21.4
Other current assets	7.0	7.1
Total current assets	604.8	259.3

Property, Plant and Equipment:
Natural gas transmission and other plant	12,344.8	12,248.6
Construction work in progress	200.1	239.5
Property, plant and equipment, gross	12,544.9	12,488.1
Less—accumulated depreciation and amortization	4,037.0	3,947.0
Property, plant and equipment, net	8,507.9	8,541.1

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	95.3	114.0
Other	178.3	179.6
Total other assets	511.0	531.0

Total Assets	$9,623.7	$9,331.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2022	December 31, 2021
Current Liabilities:
Payables:
Trade	$38.8	$31.1
Affiliates	4.2	1.7
Other	12.9	20.3
Gas transportation payables	12.8	20.0
Accrued taxes, other	41.0	65.8
Accrued interest	41.7	32.7
Accrued payroll and employee benefits	21.6	37.4
Construction retainage	14.4	16.6
Current portion of long-term debt	300.0	—
Other current liabilities	36.5	34.1
Total current liabilities	523.9	259.7

Long-term debt and finance lease obligation	3,230.5	3,334.5

Other Liabilities and Deferred Credits:
Pension liability	4.9	5.6
Asset retirement obligations	62.0	61.5
Provision for other asset retirement	89.3	88.2
Other	118.3	112.8
Total other liabilities and deferred credits	274.5	268.1

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,666.9	5,541.7
Accumulated other comprehensive loss	(72.1)	(72.6)
Total partners' capital	5,594.8	5,469.1
Total Liabilities and Partners' Capital	$9,623.7	$9,331.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating Revenues:
Transportation	$325.6	$317.2
Storage, parking and lending	29.1	27.9
Other	23.2	24.9
Total operating revenues	377.9	370.0
Operating Costs and Expenses:
Fuel and transportation	5.3	9.4
Operation and maintenance	46.9	48.4
Administrative and general	37.5	34.8
Depreciation and amortization	93.2	91.0
Gain on sale of assets	—	(0.1)
Taxes other than income taxes	29.9	30.7
Total operating costs and expenses	212.8	214.2
Operating income	165.1	155.8
Other Deductions (Income):
Interest expense	42.5	40.7
Miscellaneous other income, net	(2.8)	(2.6)
Total other deductions	39.7	38.1
Income before income taxes	125.4	117.7
Income taxes	0.2	0.2
Net income	$125.2	$117.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$125.2	$117.5
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.4	0.2
Pension and other postretirement benefit costs, net of tax	0.1	0.3
Total Comprehensive Income	$125.7	$118.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$125.2	$117.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	93.2	91.0
Amortization of deferred costs and other	0.3	2.5
Gain on sale of assets	—	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables	6.0	7.4
Gas transportation receivables and storage assets	2.2	(13.2)
Other assets	4.8	(0.7)
Trade and other payables	0.9	12.4
Other payables, affiliates	(0.2)	—
Gas transportation payables	(5.0)	(1.6)
Accrued liabilities	(30.7)	(29.3)
Regulatory assets and liabilities	(1.8)	(3.4)
Other liabilities	6.2	5.4
Net cash provided by operating activities	201.1	187.9
INVESTING ACTIVITIES:
Capital expenditures	(60.1)	(52.9)
Proceeds from sale of operating assets	0.7	0.2
Advances to affiliates	(2.7)	—
Net cash used in investing activities	(62.1)	(52.7)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	495.0	—
Repayment of borrowings from long-term debt	(300.0)	—
Proceeds from borrowings on revolving credit facility	—	110.0
Repayment of borrowings on revolving credit facility	—	(230.0)
Principal payment of finance lease obligation	(0.2)	(0.2)
Advances from affiliates	2.7	(0.1)
Net cash provided by (used in) financing activities	197.5	(120.3)
Increase in cash and cash equivalents	336.5	14.9
Cash and cash equivalents at beginning of period	39.1	2.9
Cash and cash equivalents at end of period	$375.6	$17.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add:
Net income	117.5	—	117.5
Other comprehensive income, net of tax	—	0.5	0.5
Balance March 31, 2021	$5,446.4	$(79.3)	$5,367.1

	Three Months Ended March 31, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1
Add:
Net income	125.2	—	125.2
Other comprehensive income, net of tax	—	0.5	0.5
Balance March 31, 2022	$5,666.9	$(72.1)	$5,594.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of March 31, 2022, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2022, and December 31, 2021, and its results of operations, comprehensive income, changes in cash flows and changes in partners' capital for the three months ended March 31, 2022 and 2021. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2021 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three months ended March 31, 2022 and 2021 (in millions):

	For the Three Months Ended March 31,
	2022	2021
Revenues from Contracts with Customers
Firm Service (1)	$350.2	$338.2
Interruptible Service	7.4	11.4
Other revenues	12.2	11.7
Total Revenues from Contracts with Customers	369.8	361.3
Other operating revenues (2)	8.1	8.7
Total Operating Revenues	$377.9	$370.0

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

Contract Balances

As of March 31, 2022, and December 31, 2021, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $126.5 million and $126.2 million, contract assets recorded in Other Assets from contracts with a customer of $2.5 million and $2.3 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $20.4 million and $19.2 million.

As of March 31, 2022, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the three months ended March 31, 2022, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2021(1)	$19.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	2.2
Balance as of March 31, 2022(1)	$20.4

(1)As of March 31, 2022, and December 31, 2021, $4.0 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $16.4 million and $15.6 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the three months ended March 31, 2021, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2020(1)	$17.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.5
Balance as of March 31, 2021(1)	$17.4

(1)As of March 31, 2021, and December 31, 2020, $4.3 million and $4.9 million were recorded in Other Current Liabilities (current portion) and $13.1 million and $12.3 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2022. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; and (b) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2022 (1)	2023	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2022	$850.0	$1,055.0	$6,744.0	$8,649.0
Operating revenues which are fixed and determinable (operating leases)	18.0	24.0	177.5	219.5
Total projected operating revenues under committed firm agreements as of March 31, 2022	$868.0	$1,079.0	$6,921.5	$8,868.5

(1)The 2022 period is for the nine months ending December 31, 2022. For the three months ended March 31, 2022, the Company recognized $328.5 million of fixed fee revenues for the fulfillment of performance obligations.

Note 3:  Gas and Liquids Stored Underground and Gas and NGLs Receivables and Payables

The operating subsidiaries of the Company provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas held by the Company in providing these services, the Company does not record the related gas on its Condensed Consolidated Balance Sheets.

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2022, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 29.7 trillion British thermal units (TBtu). Assuming an average market price during March 2022 of $4.74 per million British thermal unit (MMBtu), the market value of that gas was approximately $140.8 million. As of December 31, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.4 TBtu. Assuming an average market price during December 2021 of $3.59 per MMBtu, the market value of that gas was approximately $26.6 million. As of March 31, 2022, and December 31, 2021, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to pay for services provided or repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2021 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, were as follows (in millions):

As of March 31, 2022			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$375.6		$375.6	$—	$—	$375.6
Financial Liabilities
Long-term debt	$3,531.3	(1)	$—	$3,607.7	$—	$3,607.7

(1)The carrying amount of long-term debt, of which $300.0 million of the outstanding principal amount is recorded in

Current Liabilities, excludes a $5.1 million long-term finance lease obligation and $5.9 million of unamortized debt issuance costs.

As of December 31, 2021			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39.1		$39.1	$—	$—	$39.1
Financial Liabilities
Long-term debt	$3,334.0	(1)	$—	$3,631.5	$—	$3,631.5

(1)The carrying amount of long-term debt excludes a $5.3 million long-term finance lease obligation and $4.8 million of unamortized debt issuance costs.

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

On November 12, 2021, the Trial Court issued a ruling in the case. The Trial Court held that Boardwalk GP breached the Limited Partnership Agreement and found that Boardwalk GP is liable to the Plaintiffs for approximately $690.0 million in damages, plus pre-judgment interest (approximately $166.0 million), post-judgment interest and attorneys' fees. The Trial Court's ruling and damages award is against Boardwalk GP, and not the Company or its subsidiaries.

The Defendants believe that the Trial Court ruling includes factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court.

City of New Orleans Litigation

Gulf South Pipeline Company, LLC (Gulf South), along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants' drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. In October 2020, this case was stayed pending the outcome of a consolidated appeal to the 5th Circuit Court of Appeals in a similar case. On August 5, 2021, the 5th Circuit Court of Appeals ruled in favor of the oil-and-gas defendants in that consolidated appeal, finding that the two cases being appealed should be re-examined in federal district court since they involve operations that were federally overseen at the time. The ruling reverses a previous decision that allowed the cases to be heard in state court, which the plaintiffs had sought. As a result of the 5th Circuit Court of Appeals' decision, it is anticipated that this case will be reviewed in federal district court to determine whether the case should be heard in that court.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of March 31, 2022, the commitments were approximately $126.9 million, all of which are expected to be settled within the next twelve months.

Note 6:  Financing

Notes and Debentures

As of March 31, 2022, and December 31, 2021, the Company had principal amounts of notes and debentures outstanding of $3.6 billion and $3.4 billion, with weighted-average interest rates of 4.72% and 4.84%, of which $300.0 million of the outstanding principal amount is recorded in Current Liabilities.

For the three months ended March 31, 2022, the Company completed the following debt issuance (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
February 2022	Boardwalk Pipelines	$500.0	$5.0	$495.0	(1)	3.60%	September 1, 2032	March 1 and September 1

(1)The net proceeds of this offering were used to retire the outstanding $300.0 million aggregate principal amount of Gulf South 4.00% notes due June 2022 on March 21, 2022, to fund growth capital expenditures and for general partnership purposes.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2022, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

As of March 31, 2022, and December 31, 2021, the Company had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under the revolving credit facility. The Company and its subsidiaries were in compliance with all covenant requirements under the revolving credit facility as of March 31, 2022.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2022 and 2021, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021
Service cost	$0.6	$0.7	$—	$—
Interest cost	0.6	0.5	0.2	0.2
Expected return on plan assets	(1.5)	(1.6)	(0.4)	(0.6)
Amortization of unrecognized net loss	—	0.3	—	—
Settlement charge	0.7	0.4	—	—
Regulatory asset decrease	0.7	—	—	—
Net periodic benefit cost	$1.1	$0.3	$(0.2)	$(0.4)

During the three months ended March 31, 2022, the Company made $0.8 million in contributions to the defined benefit pension plan and expects to fund an additional $2.2 million in the remainder of 2022.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.1 million for each of the three months ended March 31, 2022 and 2021.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and charges the Company for allocated overheads. The Company incurred charges related to these services of $0.9 million and $1.4 million for the three months ended March 31, 2022 and 2021, which were recorded in Administrative and General on the Condensed Consolidated Statements of Income.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2022	2021
Cash paid during the period for:
Interest (net of amount capitalized)	$31.0	$28.3
Non-cash adjustments:
Accounts payable and property, plant and equipment	25.6	42.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America, and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K).

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

For the Three Months Ended March 31, 2022 and 2021

Our net income for the three months ended March 31, 2022, increased $7.7 million, or 7%, to $125.2 million compared to $117.5 million for the three months ended March 31, 2021, primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2022, increased $7.9 million, or 2%, to $377.9 million, compared to $370.0 million for the three months ended March 31, 2021. Including the items in fuel and transportation expense, operating revenues increased $12.0 million, or 3%. The increase was driven primarily by an increase in our natural gas transportation revenues due to recently completed growth projects.

Operating costs and expenses for the three months ended March 31, 2022, decreased $1.4 million, or 1%, to $212.8 million, compared to $214.2 million for the three months ended March 31, 2021. Excluding items offset with operating revenues, operating costs and expenses increased $2.7 million, or 1%, primarily due to higher employee-related costs and an increased asset base from recently completed growth projects.

Total other deductions for the three months ended March 31, 2022, increased $1.6 million, or 4%, to $39.7 million compared to $38.1 million for the three months ended March 31, 2021, primarily due to higher interest expense from higher average outstanding long-term debt at higher interest rates.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our cash on hand, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2022 and to retire $300.0 million of Boardwalk Pipelines, LP (Boardwalk Pipelines) 3.375% notes due February 2023, which has been classified as Current Liabilities. We also have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue $1.0 billion of debt securities, warrants or rights from time to time. In February 2022, we issued $500.0 million aggregate principal amount of Boardwalk Pipelines 3.60% notes due September 2032, which utilized $500.0 million of capacity under our shelf registration statement. The net proceeds from this offering were used to retire $300.0 million of Gulf South Pipeline Company, LLC 4.00% notes due June 2022 on March 21, 2022, to fund growth capital expenditures and for general partnership purposes. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of March 31, 2022, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of March 31, 2022, there were no outstanding borrowings under the revolving credit facility. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of March 31, 2022
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$3,450.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(19.5)
Long-term debt and finance lease obligation	$3,530.5

(1)This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2)This represents principal amounts of outstanding debt at Texas Gas Transmission, LLC.
(3)As of March 31, 2022, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, including the Guaranteed Notes and advances to and from each other and the operating subsidiaries as a result of the cash management program described in Note 2 of Part II, Item 8. of our 2021 Annual Report on Form 10-K, and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2022 and 2021, were $18.2 million and $18.7 million. Growth capital expenditures were $35.2 million and $34.2 million for the three months ended March 31, 2022 and 2021. In the first quarter of 2022, we spent $6.7 million on natural gas to be used in our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of March 31, 2022, and December 31, 2021, were $3.6 billion and $3.4 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2021 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $13.2 million to $201.1 million for the three months ended March 31, 2022, compared to $187.9 million for the comparable 2021 period, primarily due to the change in net income.

Changes in cash flow from investing activities

Net cash used in investing activities increased $9.4 million to $62.1 million for the three months ended March 31, 2022, compared to $52.7 million for the comparable 2021 period. The increase was primarily driven by an increase in capital spending primarily related to growth projects.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $317.8 million to $197.5 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $120.3 million for the comparable 2021 period, primarily from the net proceeds received from the issuances of long-term debt.

Off-Balance Sheet Arrangements

At March 31, 2022, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

During 2022, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2021 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements in our other filings with the SEC, periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking.” Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance, intentions or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible actions by us or our subsidiaries, are also forward-looking statements.

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. These include, among others, the impacts of legislative and regulatory initiatives, or the implementation thereof, the impacts of climate change, ESG matters and pipeline safety requirements and initiatives, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to complete projects that we have commenced or will commence, the risk of a failure in our computer systems or cybersecurity attack, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, risks and uncertainties related to the impacts of volatility in energy prices, and our exposure to credit risk relating to default or bankruptcy by our customers. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. of our 2021 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2021 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part I, Item 1A. of our 2021 Annual Report on Form 10-K.

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

4.1
Ninth Supplemental Indenture, dated February 16, 2022, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on February 16, 2022).

*22.1	Subsidiary Issuers and Guarantors of Registered Securities.
*31.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
*31.2	Certification of Steven A. Barkauskas, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).
**32.1	Certification of Stanley C. Horton, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Steven A. Barkauskas, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definitions Document
*101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 2, 2022	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial and Information Officer (Duly authorized officer and principal financial officer)