Form 10-Q
period 2022-06-30
Boardwalk Pipeline Partners, LP
filed 2022-08-01
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2022

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2022	December 31, 2021
Current Assets:
Cash and cash equivalents	$505.6	$39.1
Receivables:
Trade, net	105.9	126.2
Other	26.8	31.4
Gas transportation receivables	27.6	8.0
Advances to affiliates	2.7	—
Gas stored underground	26.9	26.1
Prepayments	19.7	21.4
Other current assets	5.3	7.1
Total current assets	720.5	259.3

Property, Plant and Equipment:
Natural gas transmission and other plant	12,482.6	12,248.6
Construction work in progress	96.1	239.5
Property, plant and equipment, gross	12,578.7	12,488.1
Less—accumulated depreciation and amortization	4,097.6	3,947.0
Property, plant and equipment, net	8,481.1	8,541.1

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	161.5	114.0
Other	178.1	179.6
Total other assets	577.0	531.0

Total Assets	$9,778.6	$9,331.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2022	December 31, 2021
Current Liabilities:
Payables:
Trade	$45.9	$31.1
Affiliates	4.5	1.7
Other	21.8	20.3
Gas transportation payables	35.5	20.0
Accrued taxes, other	57.2	65.8
Accrued interest	38.8	32.7
Accrued payroll and employee benefits	27.3	37.4
Construction retainage	13.1	16.6
Regulatory liabilities	54.1	12.7
Current portion of long-term debt	299.9	—
Other current liabilities	22.8	21.4
Total current liabilities	620.9	259.7

Long-term debt and finance lease obligation	3,231.7	3,334.5

Other Liabilities and Deferred Credits:
Pension liability	3.5	5.6
Asset retirement obligations	63.8	61.5
Provision for other asset retirement	90.9	88.2
Other	117.6	112.8
Total other liabilities and deferred credits	275.8	268.1

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,721.7	5,541.7
Accumulated other comprehensive loss	(71.5)	(72.6)
Total partners' capital	5,650.2	5,469.1
Total Liabilities and Partners' Capital	$9,778.6	$9,331.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Transportation	$272.8	$266.6	$598.4	$583.8
Storage, parking and lending	32.4	27.6	61.5	55.5
Other	17.7	15.7	40.9	40.6
Total operating revenues	322.9	309.9	700.8	679.9
Operating Costs and Expenses:
Fuel and transportation	7.9	3.9	13.2	13.3
Operation and maintenance	57.0	49.3	103.9	97.7
Administrative and general	35.0	34.9	72.5	69.7
Depreciation and amortization	98.4	92.0	191.6	183.0
Loss (gain) on sale of assets and impairments	0.8	(0.1)	0.8	(0.2)
Taxes other than income taxes	28.4	25.4	58.3	56.1
Total operating costs and expenses	227.5	205.4	440.3	419.6
Operating income	95.4	104.5	260.5	260.3
Other Deductions (Income):
Interest expense	41.8	40.3	84.3	81.0
Interest income	(0.1)	—	(0.1)	—
Miscellaneous other income, net	(1.3)	(2.7)	(4.1)	(5.3)
Total other deductions	40.4	37.6	80.1	75.7
Income before income taxes	55.0	66.9	180.4	184.6
Income taxes	0.2	0.1	0.4	0.3
Net income	$54.8	$66.8	$180.0	$184.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$54.8	$66.8	$180.0	$184.3
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	—	0.3	0.4	0.5
Pension and other postretirement benefit costs, net of tax	0.6	0.3	0.7	0.6
Total Comprehensive Income	$55.4	$67.4	$181.1	$185.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$180.0	$184.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	191.6	183.0
Amortization of deferred costs and other	3.4	4.2
Loss (gain) on sale of assets and impairments	0.8	(0.2)
Changes in operating assets and liabilities:
Trade and other receivables	24.9	14.0
Gas transportation receivables and storage assets	(67.0)	(13.2)
Other assets	1.0	(7.1)
Trade and other payables	10.2	7.3
Other payables, affiliates	(0.2)	—
Gas transportation payables	15.3	1.2
Accrued liabilities	(11.6)	(16.3)
Regulatory assets and liabilities	44.0	(5.9)
Other liabilities	0.7	6.8
Net cash provided by operating activities	393.1	358.1
INVESTING ACTIVITIES:
Capital expenditures	(121.9)	(138.4)
Proceeds from sale of operating assets	1.0	0.4
Advances to affiliates	(2.7)	(1.8)
Net cash used in investing activities	(123.6)	(139.8)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	495.0	—
Repayment of borrowings from long-term debt	(300.0)	—
Proceeds from borrowings on revolving credit facility	—	150.0
Repayment of borrowings on revolving credit facility, including financing fees	(0.6)	(284.4)
Principal payment of finance lease obligation	(0.4)	(0.4)
Advances from affiliates	3.0	(7.5)
Net cash provided by (used in) financing activities	197.0	(142.3)
Increase in cash and cash equivalents	466.5	76.0
Cash and cash equivalents at beginning of period	39.1	2.9
Cash and cash equivalents at end of period	$505.6	$78.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended June 30, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2021	$5,446.4	$(79.3)	$5,367.1
Add:
Net income	66.8	—	66.8
Other comprehensive income, net of tax	—	0.6	0.6
Balance June 30, 2021	$5,513.2	$(78.7)	$5,434.5

	Three Months Ended June 30, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2022	$5,666.9	$(72.1)	$5,594.8
Add:
Net income	54.8	—	54.8
Other comprehensive income, net of tax	—	0.6	0.6
Balance June 30, 2022	$5,721.7	$(71.5)	$5,650.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Six Months Ended June 30, 2021
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add:
Net income	184.3	—	184.3
Other comprehensive income, net of tax	—	1.1	1.1
Balance June 30, 2021	$5,513.2	$(78.7)	$5,434.5

	Six Months Ended June 30, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1
Add:
Net income	180.0	—	180.0
Other comprehensive income, net of tax	—	1.1	1.1
Balance June 30, 2022	$5,721.7	$(71.5)	$5,650.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of June 30, 2022, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2022, and December 31, 2021, its results of operations, comprehensive income and changes in partners' capital for the three and six months ended June 30, 2022 and 2021, and its changes in cash flows for the six months ended June 30, 2022 and 2021. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2021 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

Note 2: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including local distribution companies, electric power generators, exporters of liquefied natural gas and industrial users, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service for the three and six months ended June 30, 2022 and 2021 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from Contracts with Customers
Firm Service (1)	$295.0	$291.7	$645.2	$629.9
Interruptible Service	11.4	7.3	18.8	18.7
Other revenues	8.1	2.5	20.3	14.2
Total Revenues from Contracts with Customers	314.5	301.5	684.3	662.8
Other operating revenues (2)	8.4	8.4	16.5	17.1
Total Operating Revenues	$322.9	$309.9	$700.8	$679.9

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

Contract Balances

As of June 30, 2022, and December 31, 2021, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $105.9 million and $126.2 million, contract assets recorded in Other Assets from contracts with a customer of $2.7 million and $2.3 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $20.9 million and $19.2 million.

As of June 30, 2022, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the six months ended June 30, 2022, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2021(1)	$19.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(2.6)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.3
Balance as of June 30, 2022(1)	$20.9

(1)As of June 30, 2022, and December 31, 2021, $3.5 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $17.4 million and $15.6 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the six months ended June 30, 2021, are as follows (in millions):

Contract Liabilities
Balance as of December 31, 2020(1)	$17.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(2.9)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.2
Balance as of June 30, 2021(1)	$18.5

(1)As of June 30, 2021, and December 31, 2020, $4.6 million and $4.9 million were recorded in Other Current Liabilities (current portion) and $13.9 million and $12.3 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2022. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; and (b) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2022 (1)	2023	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2022	$591.5	$1,124.5	$6,998.5	$8,714.5
Operating revenues which are fixed and determinable (operating leases)	12.0	24.0	177.5	213.5
Total projected operating revenues under committed firm agreements as of June 30, 2022	$603.5	$1,148.5	$7,176.0	$8,928.0

(1)The 2022 period is for the remaining six months ending December 31, 2022. For the six months ended June 30, 2022, the Company recognized $607.9 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2022, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 15.1 trillion British thermal units (TBtu). Assuming an average market price during June 2022 of $7.35 per million British thermal unit (MMBtu), the market value of that gas was approximately $111.0 million. As of December 31, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.4 TBtu. Assuming an average market price during December 2021 of $3.59 per MMBtu, the market value of that gas was approximately $26.6 million. As of June 30, 2022, and December 31, 2021, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to pay for services provided or repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the 2021 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, were as follows (in millions):

As of June 30, 2022			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$505.6		$505.6	$—	$—	$505.6
Financial Liabilities
Long-term debt	$3,532.2	(1)	$—	$3,409.4	$—	$3,409.4

(1)The carrying amount of long-term debt, of which $299.9 million is recorded in Current Liabilities, excludes a $4.9 million long-term finance lease obligation and $5.5 million of unamortized debt issuance costs.

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

On November 12, 2021, the Trial Court issued a ruling in the case. The Trial Court held that Boardwalk GP breached the Limited Partnership Agreement and found that Boardwalk GP is liable to the Plaintiffs for approximately $690.0 million in damages, plus pre-judgment interest (approximately $166.0 million), post-judgment interest and attorneys' fees. The Trial Court's ruling and damages award was against Boardwalk GP, and not the Company or its subsidiaries.

The Defendants believe that the Trial Court ruling includes factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments have been set for this case on September 14, 2022.

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

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of June 30, 2022, the commitments were approximately $125.2 million, all of which are expected to be settled within the next twelve months.

Note 6:  Financing

Notes and Debentures

As of June 30, 2022, and December 31, 2021, the Company had principal amounts of notes and debentures outstanding of $3.6 billion and $3.4 billion, with weighted-average interest rates of 4.72% and 4.84%, of which $300.0 million of the aggregate principal amount was recorded in Current Liabilities.

For the six months ended June 30, 2022, the Company completed the following debt issuance (in millions, except interest rates):

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

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of June 30, 2022, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

As of June 30, 2022, and December 31, 2021, the Company had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility. The Company and its subsidiaries were in compliance with all covenant requirements under its revolving credit facility as of June 30, 2022.

On June 30, 2022, the Company entered into Amendment No. 4 to Third Amended and Restated Revolving Credit

Agreement, which amended the Third Amended and Restated Revolving Credit Agreement, dated May 26, 2015, to (i) extend the maturity date from May 27, 2026, to May 27, 2027, while preserving the two one-year extensions that can be exercised at the Company's election, and (ii) complete a full transition to interest rates based on the term Secured Overnight Financing Rate (term SOFR) for various interest periods plus a flat 10 basis point credit spread adjustment across all available interest periods.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2022 and 2021, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.7	$0.7	$—	$—
Interest cost	0.5	0.4	0.2	0.2
Expected return on plan assets	(1.5)	(1.5)	(0.5)	(0.7)
Amortization of unrecognized net loss	—	0.3	—	—
Settlement charge	0.9	0.5	—	—
Regulatory asset decrease	0.8	—	—	—
Net periodic benefit cost	$1.4	$0.4	$(0.3)	$(0.5)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2022 and 2021, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1.3	$1.4	$—	$—
Interest cost	1.1	0.9	0.4	0.4
Expected return on plan assets	(3.0)	(3.1)	(0.9)	(1.3)
Amortization of unrecognized net loss	—	0.6	—	—
Settlement charge	1.6	0.9	—	—
Regulatory asset decrease	1.5	—	—	—
Net periodic benefit cost	$2.5	$0.7	$(0.5)	$(0.9)

During the six months ended June 30, 2022, the Company made $1.9 million in contributions to the defined benefit pension plan and expects to fund an additional $1.1 million in the remainder of 2022.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.1 million for each of the three months ended June 30, 2022 and 2021, and $6.1 million and $6.2 million for the six months ended June 30, 2022 and 2021.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including information technology, tax, risk management, internal audit and corporate development services and charges the Company for allocated overheads. The Company incurred charges related to these services of $0.9 million and $1.3 million for the three months ended June 30, 2022 and 2021, and $1.8 million and $2.7 million for the six months ended June 30, 2022 and 2021, which were recorded in Administrative and General on the Condensed Consolidated Statements of Income.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2022	2021
Cash paid during the period for:
Interest (net of amount capitalized)	$73.8	$76.6
Non-cash adjustments:
Accounts payable and property, plant and equipment	32.3	43.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K).

We operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons industry, providing transportation and storage for those commodities.

Results of Operations

Note 2 in Part II, Item 8. of our 2021 Annual Report on Form 10-K contains a summary of our revenues and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as changes in pricing on contract renewals and other factors. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Condensed Consolidated Statements of Income.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a non-GAAP measure, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance.

For the Six Months Ended June 30, 2022 and 2021

Our net income for the six months ended June 30, 2022, decreased $4.3 million, or 2%, to $180.0 million compared to $184.3 million for the six months ended June 30, 2021. Our EBITDA for the six months ended June 30, 2022, increased $7.6 million to $456.2 million as compared to the comparable 2021 period. Our net income and EBITDA changed primarily due to the factors discussed below.

Operating revenues for the six months ended June 30, 2022, increased $20.9 million, or 3%, to $700.8 million, compared to $679.9 million for the six months ended June 30, 2021. Including the items in fuel and transportation expense, operating revenues increased $21.0 million, or 3%. The increase was driven primarily by an increase in our transportation revenues of $16.4 million primarily due to recently completed growth projects and an increase in our storage and parking and lending revenues of $5.7 million due to favorable market conditions.

Operating costs and expenses for the six months ended June 30, 2022, increased $20.7 million, or 5%, to $440.3 million, compared to $419.6 million for the six months ended June 30, 2021. Excluding items offset with operating revenues, operating costs and expenses increased $20.8 million, or 5%, primarily due to increased costs from maintenance projects associated with the requirements of the Pipeline and Hazardous Materials Safety Administration Mega Rule, an increased asset base from recently completed growth projects and a change in the estimated life of certain of our assets.

Total other deductions for the six months ended June 30, 2022, increased $4.4 million, or 6%, to $80.1 million compared to $75.7 million for the six months ended June 30, 2021, primarily due to higher interest expense from higher average outstanding long-term debt and higher pension costs.

Non-GAAP Reconciliation of Net Income to EBITDA

The following table presents a reconciliation of net income to EBITDA for the six months ended June 30, 2022 and 2021 (in millions):

	For the Six Months Ended June 30,
	2022	2021
Net income	$180.0	$184.3
Income taxes	0.4	0.3
Depreciation and amortization	191.6	183.0
Interest expense	84.2	81.0
EBITDA	$456.2	$448.6

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our cash on hand, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2022 and to retire $300.0 million of aggregate principal amount of Boardwalk Pipelines, LP (Boardwalk Pipelines) 3.375% notes due February 2023, which has been classified as Current Liabilities. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we may publicly issue $1.0 billion of debt securities, warrants or rights from time to time. In February 2022, we issued $500.0 million aggregate principal amount of Boardwalk Pipelines 3.60% notes due September 2032, which utilized $500.0 million of capacity under our shelf registration statement. The net proceeds from this offering were used to retire $300.0 million of Gulf South Pipeline Company, LLC 4.00% notes due June 2022 on March 21, 2022, to fund growth capital expenditures and for general partnership purposes. In June 2022, our revolving credit facility was amended to, among other things, extend the maturity date by one year to May 27, 2027. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of June 30, 2022, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, are guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of June 30, 2022, there were no outstanding borrowings under the revolving credit facility. The below table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of June 30, 2022
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$3,450.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(18.4)
Total debt and finance lease obligation	$3,531.6

(1)This represents principal amounts of all outstanding debt, of which $300.0 million of the aggregate principal amount was classified as Current Liabilities, at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2)This represents principal amounts of outstanding debt at Texas Gas Transmission, LLC.
(3)As of June 30, 2022, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2022 and 2021, were $38.9 million and $52.2 million. Growth capital expenditures were $76.3 million and $86.2 million for the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, we spent $6.7 million on natural gas to be used in our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of June 30, 2022, and December 31, 2021, were $3.6 billion and $3.4 billion. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2021 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $35.0 million to $393.1 million for the six months ended June 30, 2022, compared to $358.1 million for the comparable 2021 period, primarily due to the timing of receivables and prepaids.

Changes in cash flow from investing activities

Net cash used in investing activities decreased $16.2 million to $123.6 million for the six months ended June 30, 2022, compared to $139.8 million for the comparable 2021 period. The decrease was primarily driven by a decrease in capital spending primarily related to growth projects.

Changes in cash flow from financing activities

Net cash provided by financing activities increased $339.3 million to $197.0 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $142.3 million for the comparable 2021 period, primarily from the net proceeds received from the issuances of long-term debt.

Off-Balance Sheet Arrangements

At June 30, 2022, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

Critical Accounting Policies

Certain amounts included in or affecting our unaudited condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain judgments and assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and judgments affect the reported amounts for assets, liabilities, revenues and expenses and our disclosure of contingent assets and liabilities in our financial statements. We evaluate these estimates and judgments on an ongoing basis, utilizing historical experience, consultation with third parties and other methods we consider reasonable. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. These include, among others, the impacts of legislative and regulatory initiatives, or the implementation thereof, the impacts of climate change, environmental, social and governance matters and pipeline safety requirements and initiatives, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to complete projects that we have commenced or will commence, the risk of a failure in our computer systems or cybersecurity attack, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, risks and uncertainties related to the impacts of volatility in energy prices and our exposure to credit risk relating to default or bankruptcy by our customers. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. of our 2021 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2021 Annual Report on Form 10-K, for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Agreement and Amendment No. 4 to Third Amended and Restated Revolving Credit Agreement, dated as of June 30, 2022, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, and Wells Fargo Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 5, 2022).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 1, 2022	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial and Information Officer (Duly authorized officer and principal financial officer)