Form 10-K
period 2022-12-31
Boardwalk Pipeline Partners, LP
filed 2023-02-07
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Boardwalk Pipeline Partners, LP meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference.    None.

TABLE OF CONTENTS

2022 FORM 10-K

BOARDWALK PIPELINE PARTNERS, LP

PART I

Item 1. Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” or like terms refer to the business of Boardwalk Pipeline Partners, LP and its consolidated subsidiaries.

Introduction

We are a Delaware limited partnership formed in 2005. Our business, which is conducted by our primary subsidiary, Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries (together, the operating subsidiaries), consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). All of our operations are conducted by the operating subsidiaries. As of December 31, 2022, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of our capital.
Our Business

We operate in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. We own approximately 13,965 miles of natural gas and NGLs pipelines and underground storage caverns having aggregate capacity of approximately 213.0 billion cubic feet (Bcf) of working natural gas and 32.3 million barrels (MMBbls) of NGLs. Our natural gas pipeline systems are located in the Gulf Coast region, Oklahoma, Arkansas, Tennessee, Kentucky, Illinois, Indiana and Ohio, and our NGLs pipelines and storage facilities are located in Louisiana and Texas.

We serve a broad mix of customers, including electric power generators, producers and marketers of natural gas, local distribution companies (LDCs), industrial users, exporters of liquefied natural gas (LNG), and interstate and intrastate pipelines. We provide a significant portion of our natural gas pipeline transportation and storage services through firm contracts under which our customers pay monthly capacity reservation fees, which are fixed fees based on the quantity of capacity reserved, regardless of use. Other fees are based on actual utilization of the capacity under firm contracts and contracts for interruptible services. Contracts for our NGLs services are generally fee-based or based on minimum volume requirements, while others are dependent on actual volumes transported or stored. For the year ended December 31, 2022, approximately 87% of our revenues were derived from capacity reservation fees under firm contracts, approximately 8% of our revenues were derived from fees based on utilization under firm contracts and approximately 5% of our revenues were derived from interruptible transportation, interruptible storage, parking and lending (PAL) and other services.

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

Our Pipeline and Storage Systems

We own and operate approximately 13,515 miles of interconnected natural gas pipelines, directly serving customers in thirteen states and indirectly serving customers throughout the northeastern and southeastern United States (U.S.) through numerous interconnections with unaffiliated pipelines. We also own and operate approximately 450 miles of NGLs pipelines in Louisiana and Texas. In 2022, our pipeline systems transported approximately 3.4 trillion cubic feet of natural gas and approximately 90.6 MMBbls of NGLs. Average daily throughput on our natural gas pipeline systems during 2022 was approximately 9.3 Bcf. Our natural gas storage facilities are comprised of fourteen underground storage fields located in four states with aggregate working gas capacity of approximately 213.0 Bcf and our NGLs storage facilities consist of eleven salt-dome caverns located in Louisiana with an aggregate storage capacity of approximately 32.3 MMBbls. We also own nine salt-dome caverns and related brine infrastructure for use in providing brine supply services and to support the NGLs storage operations.

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

Boardwalk Louisiana Midstream, LLC and Boardwalk Petrochemical Pipeline, LLC (collectively, Louisiana Midstream): Louisiana Midstream provides transportation and storage services for natural gas, NGLs and ethylene, fractionation services for NGLs and brine supply services for producers and consumers of petrochemicals through two hubs in southern Louisiana - the Choctaw Hub in the Mississippi River corridor area and the Sulphur Hub in the Lake Charles area. These assets provide approximately 48.9 MMBbls of salt-dome storage capacity, including approximately 7.6 Bcf of working natural gas storage capacity; significant brine supply infrastructure; and approximately 285 miles of pipeline assets, including an extensive ethylene distribution system. Louisiana Midstream also owns and operates the Evangeline Pipeline, an approximately 180-mile interstate ethylene pipeline that is capable of transporting approximately 4.2 billion pounds of ethylene per year between Port Neches, Texas, and Baton Rouge, Louisiana, with interconnections with the ethylene distribution system and storage facilities at the Sulphur and Choctaw Hubs. Throughput for Louisiana Midstream was 90.6 MMBbls for the year ended December 31, 2022.

The following table provides information for our principal pipeline and storage systems as of December 31, 2022:

Pipeline and Storage Systems	Miles of Pipeline	Working Gas Storage Capacity (Bcf)	Liquids Storage Capacity (MMBbls)	Peak-day Delivery Capacity (Bcf/d) (1)	Average Daily Throughput (Bcf/d) (1)
Gulf South	7,260	121.1	—	10.9	5.8
Texas Gas	5,975	84.3	—	6.1	3.4
Louisiana Midstream	465	7.6	32.3	—	—
(1) Bcf per day (Bcf/d)

Current Growth Projects

In 2022, we placed into service approximately $157.0 million of growth projects which represents approximately 0.7 Bcf/d of firm natural gas transportation capacity, which added additional capacity to our ethylene system, and the completion of the deepest brine well in North America, which will provide access to additional salt reserves and reliability for our brine customers. We expect to spend approximately $410.0 million on our growth projects currently under construction through 2025. These projects will add another approximately 0.7 Bcf/d of firm natural gas transportation capacity and additional NGLs capacity. The additional NGLs capacity, when completed and in conjunction with the 2022 completed project, will result in an approximate increase of 20% in the capacity of our ethylene systems. These projects are expected to serve increased natural gas demand from power generation plants and liquids demand from petrochemical facilities. All of our growth projects are secured by long-term firm contracts.
Refer to Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K for further discussion of capital expenditures and financing.

Nature of Contracts

We contract with our customers to provide transportation and storage services on both a firm and interruptible basis. We also provide bundled firm transportation and storage services, such as NNS, interruptible PAL services, brine supply services for certain petrochemical customers and fractionation services.

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

Customers and Markets Served

We contract directly with end-use customers, including electric power generators, LDCs, industrial users and exporters of LNG, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. Based on our 2022 transportation, storage and PAL revenues, net of fuel, our customer mix was as follows: power generators (23%), natural gas producers (20%), marketers (19%), LDCs (16%), industrial end-users (13%) and exporters of LNG (9%). Based upon our 2022 transportation, storage and PAL revenues, net of fuel, our deliveries were as follows: pipeline interconnects (29%), LDCs (18%), power generators (18%), industrial end-users (15%), storage activities (10%), exporters of LNG (8%) and others (2%). No customer comprised 10% or more of our operating revenues in 2022.

Power Generators: Our natural gas pipelines are directly connected to 45 natural-gas-fired power generation facilities in eight states. The demand of the power generating customers generally peaks during the summer cooling season which is counter to the winter season peak demands of the LDCs, although demand from power generators remains strong in the winter months as well, due to the overall increase in the use of natural gas over other sources, such as coal, to generate electricity. Our power generating customers can use a combination of NNS, firm and interruptible transportation services.

Natural Gas Producers: Producers of natural gas use our services to transport gas supplies from producing areas, including shale natural gas production areas, to supply pools and to other customers on and off of our systems. Producers contract with us for storage services to store excess production and to optimize the ultimate sales prices for their gas.

Natural Gas Marketers: Natural gas marketing companies utilize our services to provide services to our other customer groups as well as to customer groups in off-system markets. The services may include combined gas transportation and storage services to support the needs of the other customer groups. Some of the marketers are sponsored by LDCs or producers.

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

Our delivery market has diversified over time, with increased deliveries to our end-use customers, whereas historically, our delivery markets were primarily to other pipelines who then delivered to the end-use customers. As of December 31, 2022, we had approximately $9.1 billion of projected operating revenues under committed firm transportation agreements, of which our deliveries are expected to be as follows: power generators (29%), pipeline interconnects (22%), exporters of LNG (20%), industrial end-users (11%), LDCs (10%), storage activities (6%) and others (2%).

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

The FERC issued a Notice of Inquiry (NOI) on April 19, 2018, initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (1999 Policy Statement), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (2021 NOI), reopening its review of the 1999 Policy Statement. On February 18, 2022, the FERC issued a Policy Statement on the Certification of New Interstate Natural Gas Facilities and a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (2022 Policy Statements), to be effective that same day. On March 24, 2022, the FERC issued an order converting the 2022 Policy Statements into draft policy statements and requested further comments. The FERC will not apply the draft 2022 Policy Statements until it issues final guidance on these topics. We are unable to predict what, if any, changes may result upon finalization of the draft 2022 Policy Statements that will affect our natural gas pipeline operations or when such new policies, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the U.S.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2023 is approximately $1.5 million per day per violation. Should we fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, we could be subject to substantial penalties and fines.

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

As a result of the 2011 Act, the 2016 Act and the 2020 Act, PHMSA has issued a series of significant rulemakings. In October 2019, PHMSA published a final rule imposing numerous new requirements on onshore gas transmission pipelines, also known as the Mega Rule, relating to maximum allowable operating pressure (MAOP) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and PHMSA has separately announced plans to propose rules addressing methane leaks from pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.

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

Many states where we operate also have, or are developing, similar environmental or occupational health and safety legal requirements governing many of the same types of activities, and those requirements can be more stringent than those adopted under federal laws and regulations. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or in the development or expansion of projects and the issuance of orders enjoining performance of some or all of our operations in affected areas.

President Biden continues to pursue additional action to bolster environmental regulations which may impact our operations. For example, the Biden Administration plans to revise various rules to be more stringent and repeal various rules issued by the Trump Administration, and, to that end, has announced forthcoming actions or released proposed rules regarding restrictions on methane emissions from oil and gas operations, ground level ozone emission standards, and Nationwide Permit (NWP) 12. The Biden Administration has also signaled a strong focus on directing agency action to mitigate climate change and further limit GHG emissions. For example, in January 2023, the White House’s Council on Environmental Quality (CEQ) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the NEPA. The guidance follows the publication of a final rule in April 2022 revoking some modifications made to the regulations under the Trump Administration and reincorporating consideration of direct, indirect, and cumulative effects of major federal actions. CEQ’s guidance is effective immediately and could result in additional challenges to NEPA reviews performed in connection with our projects, which in turn could result in further permitting and approval delays. For more information, see Item 1A. Risk Factors—Business Risks—"Our operations, and those of our customers, are subject to a series of risks regarding climate change."
Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase our operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. For instance, there is ongoing litigation with respect to the status and use of the U.S. Army Corps of Engineers (the Corps) Clean Water Act Section 404 NWP 12, which was vacated in April 2020. In January 2021, the Corps reissued a restructured NWP 12 for oil and natural gas pipeline activities. The reissued NWP 12, alongside other NWPs, relies upon the Clean Water Act Section 401 certification process, which is also subject to ongoing litigation. In October 2021, the Northern District of California federal court vacated a 2020 rule revising the Section 401 certification process, which was later appealed to the Ninth Circuit and stayed by the Supreme Court. However, following a temporary pause on permitting decisions, in November 2021, the Corps announced that permitting under such NWPs would resume, with the Corps coordinating with certifying authorities for Section 401 certification as needed. Although the full extent and impact of the ongoing litigation and vacaturs is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. There also continues to be uncertainty with respect to the federal government’s jurisdictional reach under the Clean Water Act over "waters of the United States", including wetlands, as the Environmental Protection Agency (EPA) and the Corps have pursued multiple rulemakings under different administrations since 2015 in an attempt to determine the scope of such reach. In December 2022, the Administration finalized a new and more expansive definition of “waters of the United States,” which repealed the Trump Administration’s April 2020 rule and largely restored the definition in place prior to 2015, with modifications reflecting Supreme Court decisions issued after 2015. Judicial developments also add to this uncertainty—the Supreme Court recently heard oral arguments in Sackett v. EPA and is expected to rule on the scope of the Clean Water Act’s jurisdiction with respect to wetlands in 2023. For more information, see Item 1A. Risk Factors—Business Risks— "Failure to comply with environmental or worker safety laws and regulations or an accidental release of pollutants into the environment may cause us to incur significant costs and liabilities."

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

Climate Change

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Due to the nature of our business, our operations emit various types of GHGs. We seek to carefully monitor our emissions and expect to incur additional costs to mitigate emissions. New legislation or regulations could increase the costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we could be required to incur capital expenditures for installing new monitoring equipment or emission controls on our facilities, acquire and surrender allowances for GHG emissions, pay taxes or fees related to GHG emissions and/or administer and manage a more comprehensive GHG emissions program. While we may be able to include some or all of the increased costs in the rates charged by our pipelines, recovery of costs is not certain and would require the FERC’s approval of a rate mechanism designed to recover those costs.

We recognize that relative to certain other fossil fuels, natural gas has an important role in reducing GHG emissions and may act as a bridge to scaling up renewable energy or other alternative energy sources in the U.S. While we are seeking to reduce our GHG emissions, we cannot predict all risks that may be associated with climate change or other environmental, social and governance (ESG) matters. For more information, please see Item 1A. Risk Factors—Business Risks—"Our operations, and those of our customers, are subject to a series of risks regarding climate change" and "Increased attention to climate change, environmental, social and governance matters and conservation measures may adversely impact our business."

Human Capital
At December 31, 2022, we had approximately 1,215 employees, approximately 95 of whom were included under collective bargaining agreements. A satisfactory relationship exists between management and our employees. As of December 31, 2022, approximately 21% of our workforce was comprised of women and women held 24% of our management roles (considered vice president and above). Minorities comprised 13% of our workforce and held 12% of our management roles.

Hiring and retaining qualified people is critical to our long-term strategic success. We have programs in place that seek to help employees build their knowledge, skills and experience, as well as to guide their career development. A cornerstone of our human capital strategy is our commitment to fostering a diverse and inclusive work environment, where employees are respected and encouraged to contribute their ideas. Employing individuals with different backgrounds and experiences helps meet the diverse needs of our stakeholders.

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

The FERC and/or our customers could challenge the maximum applicable rates that any of our regulated pipelines can charge in accordance with Section 5 of the NGA. Adoption of potential legislation that would amend Section 5 of the NGA to add refund provisions could increase the likelihood of such a challenge. If such a challenge is successful for any of our pipelines, the revenues associated with transportation and storage services the pipeline provides pursuant to cost-of-service rates could materially decrease in the future, which would adversely affect, perhaps substantially, the revenues on that pipeline going forward.

The FERC issued a NOI on April 19, 2018, initiating a review of its policies on certification of natural gas pipelines, including an examination of the 1999 Policy Statement that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued the 2021 NOI, reopening its review of the 1999 Policy Statement. On February 18, 2022, the FERC issued the 2022 Policy Statements, to be effective that same day. On March 24, 2022, the FERC issued an order converting the 2022 Policy Statements into draft policy statements and requested further comments. The FERC will not apply the draft 2022 Policy Statements until it issues final guidance on these topics. We are unable to predict what, if any, changes may result upon finalization of the draft 2022 Policy Statements that will affect our natural gas pipeline operations or when such new policies, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the U.S.

The FERC has authority to impose civil penalties for violations of the NGA and NGPA, and the implementing regulations thereunder, up to a maximum amount that is adjusted annually for inflation, which for 2023 is approximately $1.5 million per day per violation. Should we fail to comply with applicable statutes, rules, regulations and orders administered by the FERC, we could be subject to substantial penalties and fines.

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

In the U.S., no comprehensive climate change legislation has been implemented at the federal level, but President Biden has shown that action to address climate change is an important part of his Administration’s agenda. For example, in August 2022, the Inflation Reduction Act of 2022 (IRA) passed which advanced numerous climate-related objectives. Additionally, the EPA has issued several rules regulating GHGs following the U.S. Supreme Court finding that GHGs are air pollutants under the CAA and the EPA's own endangerment finding for certain GHGs, including carbon dioxide and methane. The EPA regulates GHGs through various requirements, including permitting for GHG emissions from large stationary sources, annual reporting on GHG emissions from oil and gas facilities, New Source Performance Standards (NSPS) restricting methane emissions from new facilities in the natural gas sector, and GHG emissions limits on vehicles (together with the DOT). The EPA's regulation of methane emissions continues to undergo significant changes. In June 2021, President Biden signed into law a joint resolution of Congress under the Congressional Review Act that rescinded the EPA's 2020 Policy Rule, effectively reinstating the 2012 and 2016 NSPS for the transmission and storage sector. In November 2021, the EPA proposed a rule to establish standards of performance for methane and volatile organic compound emissions from new sources and, for the first time, existing sources (those that commenced construction or reconstruction after November 15, 2021), within the crude oil and natural gas source category, including the transmission and storage sector. On November 11, 2022, the EPA released a supplemental methane proposal that modified the original proposal and provided additional detail. The proposed rule includes several requirements relevant to our operations, including stricter emissions limits for various facilities and equipment (including pneumatic devices, storage tanks, reciprocating compressors, and wet seal and dry seal centrifugal compressors), more frequent leak detection and monitoring of fugitive emissions from compressor stations, and deadlines for repairing fugitive emissions. The proposal also establishes a program for third-party notification of “super-emitter” events. The final rule will likely work alongside the IRA, which appropriates significant federal funding for renewable energy initiatives as well as amends the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions fee applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter. Compliance with the EPA’s proposed new rule and the IRA’s methane emissions fee could increase our operating costs and the costs of our customers and accelerate the transition away from fossil fuels which could, in turn, reduce the demand for our services, thereby adversely affecting our operations.

Governmental entities, including certain states and groups of states, have adopted or are considering legislation, regulations or other initiatives, such as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and emissions limits. At the international level, in February 2021 the U.S. rejoined the Paris Agreement, which requires member nations to submit non-binding GHG emissions reduction goals every five years. In April 2021, President Biden announced a new target for the U.S. to reduce GHG emissions 50-52% from 2005 levels by 2030. In November 2021, the U.S. joined other nations for the 26th Conference of the Parties to the United Nations Framework Convention on Climate Change (COP26), during which nations including the U.S. made various commitments, including the Global Methane Pledge to reduce methane emissions 30% from 2020 levels by 2030. Additionally, at the 27th Conference of the Parties to the United Nations Framework Convention on Climate Change (COP27) in November 2022, countries, including the U.S., reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity gas. Although no firm commitment or timeline to phase out or phase down fossil fuels were made at COP27, there can be no guarantees that countries will not seek to implement such a phase out or phase down in the future. Additionally, we cannot predict whether similar efforts at future climate conferences will be successful and the potential resultant impact this may have upon our business or financial condition.

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

There are also increasing financial risks for fossil fuel energy companies as investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Some institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices that favor alternative power sources (such as wind, solar, geothermal, tidal and biofuels), making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. Financial institutions could be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020 the Federal Reserve joined the Network for Greening the Financial System (NGFS), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and in September 2022, announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023, which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. While we cannot predict what policies may result from these announcements and activities, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration and production or midstream energy business activities, which could adversely impact our business and operations. Additionally, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. A final rule is expected to be released in 2023, but we cannot predict the final form and substance of the rule and its requirements. The ultimate impact of the rule on our business is uncertain and, upon finalization, may result in increased compliance costs and increased costs of and restrictions on access to capital. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures are misleading or deficient. These agency actions could increase the potential for litigation.

The adoption and implementation of new or more stringent international, federal, regional, state or local legislation, regulations or other initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict fossil fuel production could result in increased costs of compliance for fossil fuel use, and reduce demand for fossil fuels, which could reduce demand for our transportation and storage services. Political, litigation and financial risks may result in our fossil fuel producer customers restricting or canceling production activities, incurring liability for infrastructure and other damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services. Moreover, the increased competitiveness of alternative energy sources could reduce demand for hydrocarbons and for our services. Finally, we may also be subject to various physical risks from climate change. For more information on these physical risks, see our risk factor titled "Climatic conditions and events could adversely impact our operations, pipelines and facilities, or those of our customers or suppliers."

Increased attention to climate change, environmental, social and governance matters and conservation measures may adversely impact our business.

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

Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and many of these rating processes are inconsistent with each other. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate-change related concerns, which could affect our access to capital.

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

Public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further ESG-related regulatory focus and scrutiny.

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

We are subject to reputational risks and risks related to public opinion.

Our business, operations and financial condition may be adversely impacted as a result of negative public opinion. We operate in an industry which receives negative portrayals and opposition to development projects. Our reputation and public opinion could be impacted by the actions, activities and responses of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we have no control. Our reputation also could be impacted by negative publicity related to pipeline incidents, unpopular expansion projects and opposition to development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight, delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing at reasonable terms, revenue loss or a reduction in customer base.

Failure to comply with environmental or worker safety laws and regulations or an accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to extensive federal, state and local laws and regulations relating to protection of the environment and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste, and in connection with spills, releases, discharges and emissions of various substances into the environment. These laws include, for example, the CAA, the Clean Water Act, CERCLA, the

RCRA, ESA, NEPA, OSHA and analogous state laws. These laws and regulations may restrict or impact our business activities, including requiring the acquisition or renewal of permits or other approvals to conduct regulated activities, restricting the manner in which we handle or dispose of wastes, imposing remedial obligations to remove or mitigate contamination resulting from a spill or other release, requiring capital expenditures to comply with pollution control requirements and imposing safety and health criteria addressing worker protection. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in the permitting or performance or expansion of projects and the issuance of orders enjoining future operations in a particular area. Under certain of these environmental laws and regulations, we could be subject to joint and several strict liability for the removal or remediation of previously released pollutants or property contamination regardless of whether we were responsible for the release or contamination or if our operations were not in compliance with applicable laws. We may not be able to recover some or any of the costs incurred from insurance.

Stricter environmental or worker safety laws, regulations or enforcement policies could significantly increase our operational or compliance costs and compliance with new or more stringent environmental legal requirements could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment. For instance, the construction or expansion of pipelines often requires authorizations under the Clean Water Act, which authorizations may be subject to challenge. For instance, there is ongoing litigation with respect to the status and use of the Corps Clean Water Act Section 404 NWP 12, which was vacated in April 2020. In January 2021, the Corps reissued a restructured NWP 12 for oil and natural gas pipeline activities. The reissued NWP 12, alongside other NWPs, relies upon the Clean Water Act Section 401 certification process, which is also subject to ongoing litigation. In October 2021, the Northern District of California federal court vacated a 2020 rule revising the Section 401 certification process, which was later appealed to the Ninth Circuit and stayed by the Supreme Court. However, following a temporary pause on permitting decisions, in November 2021, the Corps announced that permitting under such NWPs would resume, with the Corps coordinating with certifying authorities for Section 401 certification as needed. Although the full extent and impact of the ongoing litigation and vacaturs is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. There also continues to be uncertainty with respect to the federal government’s jurisdictional reach under the Clean Water Act over “waters of the United States,” including wetlands, as the EPA and the Corps have pursued multiple rulemakings under different administrations since 2015 in an attempt to determine the scope of such reach. In December 2022, the Administration finalized a new and more expansive definition of “waters of the United States,” which repealed the Trump Administration’s April 2020 rule and largely restored the definition in place prior to 2015, with modifications reflecting Supreme Court decisions issued after 2015. Judicial developments also add to this uncertainty—the Supreme Court recently heard oral arguments in Sackett v. EPA and is expected to rule on the scope of the Clean Water Act’s jurisdiction with respect to wetlands in 2023. See Part I, Item 1. Business—Government Regulation—Other of this Annual Report on Form 10-K for further discussion on environmental matters.

Legislative and regulatory initiatives relating to new or more stringent pipeline safety requirements or substantial changes to existing integrity management programs or withdrawal of regulatory waivers could subject us to increased capital and operating costs and operational delays.

Our interstate pipelines are subject to regulation by PHMSA, which is part of the DOT. PHMSA regulates the design, installation, testing, construction, operation and maintenance of existing interstate natural gas and NGLs pipeline facilities. PHMSA regulation currently requires pipeline operators to implement integrity management programs, including frequent inspections, remediation of certain identified anomalies and other measures to promote pipeline safety in HCAs, MCAs, Class 1 and 2 areas (depending on the potential impacts of a risk event), Class 3 and Class 4 areas, as well as in areas unusually sensitive to environmental damage and commercially navigable waterways. PHMSA has revised its standards from time-to-time. In October 2019, PHMSA published a final rule imposing numerous new requirements, also known as the Mega Rule, on onshore gas transmission pipelines relating to MAOP reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and Class 3 and Class 4 non-HCAs by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, and that requires the accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety requirements related to natural gas storage facilities, including wells, wellbore tubing and casing, and added applicable reporting requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and PHMSA has separately announced plans to propose rules addressing methane leaks from pipelines. In

August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which is expected to cause us to incur increased capital and operating costs, may cause us to experience operational delays and may result in potential adverse impacts to our ability to reliably serve our customers.

States have jurisdiction over certain of our intrastate pipelines and have adopted regulations similar to existing PHMSA regulations. State regulations may impose more stringent requirements than found under federal law that affect our intrastate operations. Compliance with these rules over time generally has resulted in an overall increase in our maintenance costs. The imposition of new or more stringent pipeline safety rules applicable to natural gas or NGL pipelines, or any issuance or reinterpretation of guidance from PHMSA or any state agencies, could cause us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in us incurring increased capital and operating costs, experiencing operational delays and suffering potential adverse impacts to our operations or our ability to reliably serve our customers. Requirements that are imposed under the 2011 Act, the 2016 Act, the 2020 Act or other pipeline safety legislation or implementing regulations, may also increase our capital and operating costs or impact the operation of our pipelines. See Part I, Item 1. Business—Government Regulation—U.S. Department of Transportation of this Annual Report on Form 10-K for further discussion on pipeline safety matters.

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

A failure in our computer systems or a cybersecurity attack on any of our facilities or systems, or those of third parties, could cause substantial damage and may materially adversely affect our ability to operate our business.

We have become more reliant on technology in our business processes. Our businesses are dependent upon our operational and financial computer systems to process the data necessary to conduct almost all aspects of our business, including the operation of our pipeline and storage facilities and the recording and reporting of commercial and financial transactions. Any failure of our computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business.

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

The Transportation Security Administration, the Sector Risk Management Agency for interstate pipelines, has initiated a series of Security Directives for 100 of the nation’s most critical pipeline systems, including us, which require stringent and broad cybersecurity measures to be implemented. As cyber-incidents continue to evolve, more legislation could be enacted to mitigate cyber-threats. This will require us to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-incidents at significantly increased costs. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks. Any cyberattacks that affect our facilities or systems, or those of our customers, suppliers or others with whom we do business could have a material adverse effect on our business, cause us a material financial loss and/or materially damage our reputation.

We may face opposition to the operation of our pipelines and facilities, construction or expansion of facilities and new pipeline projects from various groups.

We may face opposition to the operation of our pipelines and facilities, construction or expansion of our facilities and new pipeline projects from governmental officials, environmental groups, landowners, communities, tribal or local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, acts of eco-terrorism, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. Acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment and lead to extended interruptions of our operations and material damages and costs.

Market conditions, including the price differentials between natural gas supplies and market demand for natural gas, may reduce the transportation rates that we can charge on certain portions of our pipeline systems.

Each year a portion of our firm natural gas transportation contracts expire and need to be replaced or renewed. As a result of market conditions, we may renew some expiring contracts at lower rates or for shorter terms than in the past. The transportation rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials).

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

Credit risk relates to the risk of loss resulting from the default by a customer of its contractual obligations or the customer filing bankruptcy. We have credit risk with both our existing customers and those supporting our growth projects. Credit risk exists in relation to our growth projects, both because the expansion customers make long-term firm capacity commitments to us for such projects and certain of those expansion customers agree to provide credit support as construction for such projects progresses. If a customer fails to post the required credit support or defaults during the growth project process, overall returns on the project may be reduced to the extent an adjustment to the scope of the project occurs or we are unable to replace the defaulting customer with a customer willing to pay similar rates. In 2020, an expansion customer declared bankruptcy for which we were able to use the credit support obtained during the growth project process to cover a portion of their remaining long-term commitment. For more information, refer to Note 5 in Part II, Item 8. of this Annual Report on Form 10-K.

Our credit exposure also includes receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by us to them under certain NNS and PAL services.

We rely on a limited number of customers for a significant portion of revenues.

For 2022, no customer comprised 10% or more of our operating revenues. However, the top ten customers holding firm capacity under firm agreements comprised approximately 56% of our total projected operating revenues. If any of our significant customers have credit or financial problems which result in bankruptcy, a delay or failure to pay for services provided by us, to post the required credit support for construction associated with our growth projects or existing contracts or to repay the gas they owe us, it could have a material adverse effect on our revenues.

Our revolving credit facility contains operating and financial covenants that may restrict our business and financing activities.

Our revolving credit facility contains operating and financial covenants that may restrict our ability to finance future operations or capital needs or to expand or pursue business activities. Our credit agreement limits our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, or grant liens or make negative pledges. This agreement also requires us to maintain a ratio of total consolidated debt to consolidated EBITDA (as defined in the agreement) of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for the three quarters following a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period, which limits the amount of additional indebtedness we can incur to grow our business, and could require us to reduce indebtedness if our earnings before interest, income taxes, depreciation and amortization (EBITDA) decreases to a level that would cause us to breach this covenant. Future financing agreements we may enter into could contain similar or more restrictive covenants or may not be as favorable as those under our existing indebtedness.

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including economic, financial and market conditions. If market or economic conditions or our financial performance deteriorate, our ability to comply with these covenants may be impaired. If we are not able to incur additional indebtedness, we may be required to seek other sources of funding that may be on less favorable terms. If we default under our credit agreement or another financing agreement, significant additional restrictions may become applicable. In addition, a default could result in a significant portion of our indebtedness becoming immediately due and payable, and our lenders could terminate their commitment to make further loans to us. If such event occurs, we may not be able to obtain sufficient funds to make these accelerated payments.

Our indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

As of December 31, 2022, we had $3.3 billion in principal amount of long-term debt outstanding. This level of debt requires significant interest payments. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business. Our indebtedness could have important consequences. For example, it could:

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

Pandemics or other outbreaks of contagious diseases and the measures to mitigate their spread could materially adversely affect our business, financial condition and results of operations and those of our customers, suppliers and other business partners.

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and impacted global demand for oil and petrochemical products. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Our operations are considered essential critical infrastructure under current Cybersecurity and Infrastructure Security Agency guidelines, however, if significant portions of our workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, our business could be materially adversely affected. We may also be unable to perform fully on our contracts, and our costs may increase as a result any potential future pandemics and other outbreaks of contagious diseases. These cost increases may not be fully recoverable. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in our customers' business; cause delay, or limit the ability of our customers to perform, including in making timely payments to us. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact our customers' financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of increasing several of the other risk factors contained herein.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in approximately 98,600 square feet of leased office space located in Houston, Texas. We also have approximately 60,000 square feet of leased office space in Owensboro, Kentucky. Our operating subsidiaries own their respective pipeline and storage systems in fee. However, substantial portions of these systems are constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our Pipeline and Storage Systems, in Part I, Item 1 of this Annual Report on Form 10-K contains additional information regarding our material property, including our pipelines and storage facilities.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in the midstream portion of the natural gas and NGLs industry, providing transportation and storage for those commodities. Refer to Part I, Item 1. Business, of this Annual Report on Form 10-K for further discussion of our operations and business. We are not in the business of buying and selling natural gas and NGLs other than for system management purposes, but changes in natural gas and NGL prices may impact the volumes of natural gas or NGLs transported and stored by customers on our systems. We conduct all of our business through our operating subsidiaries as one reportable segment. Due to the capital-intensive nature of our business, our operating costs and expenses typically do not vary significantly based upon the amount of products transported, with the exception of fuel consumed at our compressor stations and not included in a fuel tracker, which is netted with fuel retained on our Consolidated Statements of Income. Please refer to Part I, Item 1. Business, for further discussion of the services that we offer and our customer mix.

Firm Agreements

A substantial portion of our transportation and storage capacity is contracted for under firm agreements. For the year ended December 31, 2022, approximately 87% of our revenues were derived from capacity reservation fees under firm contracts. The table below shows a rollforward of projected operating revenues under committed firm agreements in place as of December 31, 2021, to December 31, 2022, including agreements for transportation, storage and other services, over the remaining term of those agreements (in millions):

Total projected operating revenues under committed firm agreements as of December 31, 2021	$9,060.0
Adjustments for:
Actual revenues recognized from firm agreements in 2022(1)	(1,236.0)
Firm agreements entered into in 2022	1,300.5
Total projected operating revenues under committed firm agreements as of December 31, 2022	$9,124.5

(1) As of December 31, 2021, we expected our 2022 revenues from fixed fees under firm agreements to be approximately $1,140.0 million, including agreements for transportation, storage and other services. Our actual 2022 revenues recognized from fixed fees under firm agreements were approximately $1,236.0 million, an increase of $96.0 million resulting primarily from contract renewals that occurred in 2022.

During 2022, we entered into approximately $1.3 billion of new firm agreements, of which approximately 4% were from new growth projects executed in 2022. For firm agreements associated with new growth projects, the associated assets may not be placed into commercial service until sometime in the future. Each year a portion of our firm transportation and storage agreements expire. The rates we are able to charge customers are heavily influenced by market trends (both short and longer term), including the available supply, geographical location of natural gas production, the competition between producing basins, competition with other pipelines for supply and markets, the demand for gas by end-users such as power plants, petrochemical facilities and LNG export facilities and the price differentials between the gas supplies and the market demand for the gas (basis differentials). Refer to Part I, Item 1. Business and Item 1A. Risk Factors of this Annual Report on Form 10-K for further information. As of December 31, 2022, our top ten customers holding firm capacity under firm agreements comprised approximately 56% of our total projected operating revenues and the credit profile associated with our customers comprising the total projected operating revenues under firm agreements was 73% rated as investment grade, 10% rated as non-investment grade and 17% not rated. Note 3 in Part II, Item 8. of this Annual Report on Form 10-K contains more information regarding the revenues we expect to earn from fixed fees under committed firm agreements.

Pipeline System Maintenance and GHG Emission Reduction Initiatives

We incur substantial costs for ongoing maintenance of our pipeline systems and related facilities, including those incurred for pipeline integrity management activities, equipment overhauls, general upkeep and repairs. These costs are not dependent on the amount of revenues earned from our transportation services. PHMSA has developed regulations that require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain high risk areas, known as HCAs, and MCAs, along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population density areas (which, for natural gas transmission lines, include Class 3 and 4 areas and, depending on the potential impacts of a risk event, may include Class 1 and 2 areas) whereas HCAs along our NGL pipelines are based on high-population density areas, areas near certain drinking water sources and unusually sensitive ecological areas. These regulations have resulted in an overall increase in our ongoing maintenance costs, including maintenance capital and maintenance expense. In 2019, PHMSA issued the first part of its gas Mega Rule, which became effective on July 1, 2020. This regulation imposed numerous requirements, including MAOP reconfirmation through re-verification of all historical records for pipelines in service, which re-certification process may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested, the periodic assessment of additional pipeline mileage outside of HCAs (in MCAs as well as Class 3 and Class 4 areas), the reporting of exceedances of MAOP and the consideration of seismicity as a risk factor in integrity management. In 2021, PHMSA issued a final rule that will impose safety regulations related to onshore gas gathering lines and in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA and state regulators reportedly began their review of these plans in 2022, and PHMSA has separately announced plans to propose rules addressing methane leaks from pipelines. In August 2022, PHMSA published another final rule expanding the Management of Change process, extending corrosion control requirements for gas transmission pipelines, adding requirements that operators ensure no conditions exist following an extreme weather event that could adversely affect the safe operation of the pipeline, and adopting repair criteria for non-HCAs similar to those applicable to HCAs.

Due to the nature of our business, our operations emit various types of GHGs. We seek to carefully monitor our emissions and expect to incur additional costs to mitigate emissions. New legislation or regulations could increase the costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we could be required to incur capital expenditures for installing new monitoring equipment or emission controls on our facilities, acquire and surrender allowances for GHG emissions, pay taxes or fees related to GHG emissions and/or administer and manage a more comprehensive GHG emissions program.

We have been focused on seeking to meet and, in certain instances, pursuing projects aimed at exceeding regulatory obligations (such as those found in the CAA) by working to reduce emissions of regulated air pollutants, including methane, associated with our pipeline transportation and storage assets. For example, in selecting new compression equipment for growth or asset reliability projects, we consider air emissions as a component in the decision-making process and, when appropriate, place increased emphasis in the selection process on equipment with emissions performance that exceeds applicable federal standards. Several of our reliability projects over the last few years have resulted in replacement of older, higher-emitting compressor drivers with units equipped with advanced emission control systems. As a result, these projects have resulted in decreases in emissions of nitrogen oxides and other air pollutants.

We have identified the reduction of GHG emissions as an area of focus and look for opportunities to reduce emissions using a variety of strategies, including the following:

•evaluating replacing older compression equipment with electric drive compression or new low emission, fuel efficient units when practical;
•modifying fuel systems on certain reciprocating compression equipment to lower fuel consumption and emissions;
•conducting emissions surveys and performing maintenance and repairs on identified component leaks;
•performing annual leak surveys along our pipelines with the aid of helicopters and fixed-wing planes, and analytical field surveys when appropriate;
•performing leak detection and recovery and Subpart W surveys on all of our compressor stations (the U.S. EPA only requires us to survey 48 of our 79 compressor stations);
•using optical gas imaging cameras to scan natural gas piping and components at our compressor stations to visualize any leaks in real time;
•installing continuous monitoring emission detection equipment as a pilot project at three compression stations;
•employing experts in air emissions to develop and monitor efforts in reducing emissions;
•reducing methane emissions vented to the atmosphere from transmission pipeline blowdowns by using existing and portable compression and flaring when feasible;
•installing repair sleeves and composite wraps to avoid pipeline blowdowns; and
•exploring options to replace high-bleed natural gas pneumatic devices with low or zero flow bleed devices.

However, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them in their intended manner or within a specific timeframe or across all operational assets.

These new and any future regulations adopted by PHMSA and efforts to reduce GHG emissions are expected to cause us to incur increased capital and operating costs, may cause us to experience operational delays and may result in potential adverse impacts to our ability to reliably serve our customers. See Part I, Item 1. Business and Item 1A. Risk Factors of this Annual Report on Form 10-K for further information.

Maintenance costs may be capitalized or expensed, depending on the nature of the activities. For any given reporting period, the mix of projects that we undertake will affect the amounts we record as property, plant and equipment on our Consolidated Balance Sheets or recognize as expenses, which impacts our earnings. In 2023, we expect to spend approximately $460.0 million to maintain our pipeline systems, comply with regulations and monitor, control and reduce our GHG emissions, of which approximately $195.0 million is expected to be maintenance capital. In 2022, we spent $408.3 million, of which $157.4 million was recorded as maintenance capital. Refer to Capital Expenditures for more information regarding certain of our maintenance costs.

Results of Operations

Note 2 in Part II, Item 8. of this Annual Report on Form 10-K contains a summary of our revenue contracts and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as changes in pricing on contract renewals and other factors discussed elsewhere in this Annual Report on Form 10-K. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Consolidated Statements of Income. Our operations and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, the Mega Rule and our efforts to monitor, control and reduce emissions, as further discussed in this Annual Report on Form 10-K.

We use EBITDA, a non-GAAP measure, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance.

The following table presents a reconciliation of net income to EBITDA for the years ended December 31, 2022 and 2021 (in millions):

	For the Year Ended December 31,
	2022	2021
Net income	$342.2	$315.0
Income taxes	0.8	0.7
Depreciation and amortization	392.3	366.3
Interest expense, net	162.6	160.8
EBITDA	$897.9	$842.8

Please refer to the disclosures in this Item 7. and Item 1A. Risk Factors of this Annual Report on Form 10-K of items that have impacted, or could impact in the future, our results of operations.

2022 Compared with 2021

Our net income for the year ended December 31, 2022, increased $27.2 million, or 9%, to $342.2 million compared to $315.0 million for the year ended December 31, 2021. Our EBITDA for the year ended December 31, 2022, increased $55.1 million, or 7%, to $897.9 million as compared to the comparable 2021 period. Our net income and EBITDA changed primarily due to the factors discussed below.

Operating revenues for the year ended December 31, 2022, increased $91.9 million, or 7%, to $1,432.0 million, compared to $1,340.1 million for the year ended December 31, 2021. Including fuel and transportation expense, operating revenues increased $90.6 million, or 7%. The increase was driven by an increase in our transportation revenues of $75.2 million primarily due to recently completed growth projects, re-contracting at higher rates and higher utilization-based revenues as well as an $18.0 million increase in our storage and PAL revenues due to favorable market conditions.

Operating costs and expenses for the year ended December 31, 2022, increased $59.8 million, or 7%, to $932.8 million, compared to $873.0 million for the year ended December 31, 2021. Excluding expenses offset with operating revenues, operating costs and expenses increased $58.5 million, or 7%. Our operating expenses were impacted by the following items:

•increased costs from maintenance projects associated with the requirements of the Mega Rule and higher utility, materials and supplies and vehicle costs impacted our operations and maintenance expense by $24.0 million; and
•asset impairment charges of $7.5 million resulting from an increase in the estimate of existing asset retirement obligations related to retired assets.

Items impacting our depreciation and interest expense were:

•a change in the estimated life of certain of our assets and an increased asset base from recently completed growth projects increased our depreciation and amortization expense by $26.0 million; and
•higher average outstanding long-term debt and lower capitalized interest due to lower growth projects, partially offset by interest income earned from money market funds increased our interest expense, net.

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

At December 31, 2022, we had $215.6 million of cash on hand and all of the available borrowing capacity under our $1.0 billion revolving credit facility. We anticipate that our existing capital resources, including our cash on hand, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2023. We may seek to access the debt markets to fund some or all capital expenditures for growth projects, acquisitions, to refinance maturing debt or for general partnership purposes. We have an effective shelf registration statement on file with the SEC under which we may publicly issue $1.0 billion of debt securities, warrants or rights from time to time. In February 2022, we issued $500.0 million aggregate principal amount of Boardwalk Pipelines 3.60% notes due September 2032, which utilized $500.0 million of capacity under our shelf registration statement. The net proceeds from this offering were used to retire $300.0 million of Gulf South 4.00% notes due June 2022 in March 2022, to fund growth capital expenditures and for general partnership purposes. In June 2022, we amended our revolving credit facility to, among other things, extend the maturity date by one year to May 27, 2027. In November 2022, we used our available cash to retire $300.0 million of Boardwalk Pipelines 3.375% notes that were due in February 2023. In December 2022, we paid $102.2 million of distributions to our general partner and BPHC. As of December 31, 2022, we have $4.2 billion of contractual cash payment obligations under firm agreements, of which $4.1 billion represents principal and interest payments related to our long-term debt. Note 11 in Part II, Item 8. of this Annual Report on Form 10-K contains more information regarding our long-term debt and financing activities and Notes 4 and 5 contain more information about our other commitments.

Credit Ratings

Most of our senior unsecured debt is rated by independent credit rating agencies. The credit ratings affect our ability to access the public and private debt markets, as well as the terms and the cost of our borrowings. Our ability to satisfy financing requirements or fund planned growth capital expenditures will depend upon our future operating performance and our ability to access the capital markets, which are affected by economic factors in our industry as well as other financial and business factors, some of which are beyond our control. As of February 3, 2023, our credit ratings for our senior unsecured notes (including those issued by Boardwalk Pipelines) and that of our operating subsidiary having outstanding rated debt were as follows:

Rating agency	Rating (Us/Operating Subsidiary)	Outlook (Us/Operating Subsidiary)
Standard and Poor's	BBB-/BBB-	Stable/Stable
Moody's Investor Services	Baa2/Baa1	Stable/Stable
Fitch Ratings, Inc.	BBB/BBB	Stable/Stable

Credit ratings reflect the view of a rating agency and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the rating agency if it determines that the facts and circumstances warrant such a change. Each credit agency's rating should be evaluated independently of any other credit agency's rating.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of December 31, 2022, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of December 31, 2022, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of December 31, 2022
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(16.6)
Total debt and finance lease obligation	$3,233.4

(1) This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2) This represents principal amounts of outstanding debt at Texas Gas.
(3) As of December 31, 2022, this represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Capital Expenditures

Maintenance capital expenditures for the years ended December 31, 2022, 2021 and 2020 were $157.4 million, $154.3 million and $148.8 million. Growth capital expenditures for the years ended December 31, 2022, 2021 and 2020 were $180.2 million, $174.9 million and $270.6 million. During the year ended December 31, 2022, we spent $6.7 million on natural gas to be used in our integrated natural gas pipeline system. During the year ended December 31, 2021, we acquired certain natural gas pipeline assets in the Lake Charles, Louisiana, area for approximately $20.0 million in cash. During the year ended December 31, 2020, we purchased the remaining undivided interest in the Bistineau storage facility that we did not previously own for $18.8 million.

We expect total capital expenditures to be approximately $405.0 million in 2023, including approximately $195.0 million for maintenance capital and $210.0 million related to growth projects.

Critical Accounting Estimates and Policies

Our significant accounting policies are described in Note 2 in Part II, Item 8. of this Annual Report on Form 10-K. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. We review our estimates and assumptions on a regular, ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

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

As of November 30, 2022, our annual goodwill testing date, we performed a quantitative analysis on our two reporting units to measure whether the fair value of either of our reporting units was less than their carrying amounts. The fair value measurement of the reporting units was derived based on judgments and assumptions we believe market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value under an income approach and inputs to the valuation model. The inputs included our five-year financial plan operating results, including operating revenues, the long-term outlook for growth in natural gas and NGLs demand, measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model and views regarding future market conditions, among others. The reasonableness of fair value estimates under the income approach were supported by a market approach under which we applied EBITDA multiples derived from publicly-available information to each reporting unit's EBITDA. The use of alternate judgments and assumptions, including changes in the risk-free rate, could substantially change the results of our goodwill impairment analysis, including the potential recognition of an impairment charge in our Consolidated Financial Statements.

The results of the quantitative goodwill impairment test for 2022 indicated that the fair value of our two reporting units exceeded their carrying amounts and no goodwill impairment charges were recognized. The estimated fair values of our reporting units fluctuate from year to year. In 2022, the estimated fair values of the reporting units exceeded their carrying amounts by amounts that were similar to that indicated in 2020, the last time that a quantitative test was performed, with the excess of both reporting units being in the range of 10% - 15%. Although the prospects for our reporting units remain positive, including their strong base operating cash flows and the markets in which they operate, significant changes in future estimated operating revenues or cash flows, or any other changes to the inputs to the valuation model, such as those previously discussed, could result in the recognition of future impairment charges.

In 2021, we performed a qualitative assessment for our annual goodwill impairment test of our two reporting units. Based on the assessment of among other things, overall macroeconomic conditions, industry and market considerations, and the other primary inputs into the goodwill model, we concluded that it was more likely than not that the fair value of our two reporting units exceeded their respective carrying amounts.

Impairment of Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)

We evaluate whether the carrying amounts of our long-lived and intangible assets have been impaired when circumstances indicate the carrying amount of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset's carrying amount over its fair value. We recognized asset impairment charges of $7.5 million for the year ended December 31, 2022, and immaterial asset impairment charges for the years ended December 31, 2021 and 2020. The charges recorded in 2022 were primarily due to an increase in the estimate of existing asset retirement obligations related to retired assets.

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

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. These include, among others, the impacts of legislative and regulatory initiatives, or the implementation thereof, the impacts of climate change, ESG matters and pipeline safety requirements and initiatives, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to complete growth projects that we have commenced or will commence, the risk of a failure in computer systems or cybersecurity attack, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, risks and uncertainties related to the impacts of volatility in energy prices and our exposure to credit risk relating to default or bankruptcy by our customers. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. of this Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

With the exception of our revolving credit facility, for which the interest rates are periodically reset, our debt has been issued at fixed rates. For fixed-rate debt, changes in interest rates affect the fair value of the debt instruments but do not directly affect our earnings or cash flows. The following table presents market risk associated with our fixed-rate, long-term debt at December 31, 2022 and 2021 (in millions, except interest rates):

	2022	2021
Carrying amount of fixed-rate debt	$3,234.0	$3,334.0
Fair value of fixed-rate debt	$3,041.4	$3,631.5
100 basis point increase in interest rates and resulting debt decrease	$134.1	$151.5
100 basis point decrease in interest rates and resulting debt increase	$143.1	$160.4
Weighted-average interest rate	4.84%	4.84%

At December 31, 2022 and 2021, we had no variable-rate debt outstanding.

Commodity Risk

Our pipelines do not take title to the natural gas and NGLs which they transport and store; therefore, they do not assume the related commodity price risk associated with the products.

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

As of December 31, 2022, the amount of gas owed to our operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.3 trillion British thermal units (TBtu). Assuming an average market price during December 2022 of $5.33 per million British thermal unit (MMBtu), the market value of that gas was approximately $70.9 million. As of December 31, 2021, the amount of gas owed to our operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.4 TBtu. Assuming an average market price during December 2021 of $3.59 per MMBtu, the market value of that gas was approximately $26.6 million. As of December 31, 2022 and 2021, there were no outstanding NGL imbalances owed to our operating subsidiaries.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Boardwalk GP, LLC and the Partners of Boardwalk Pipeline Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boardwalk Pipeline Partners, LP and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and changes in partners' capital, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

Goodwill is tested for impairment at the reporting unit level at least annually as of November 30, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of November 30, 2022, the Company elected to perform a quantitative analysis for its annual goodwill impairment test of its two reporting units to measure whether the fair value of either of the reporting units is less than their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded on the reporting unit.

The fair value measurement of the reporting units is derived based on judgments and assumptions, including the use of a discounted cash flow model to estimate fair value and inputs to the valuation model. The inputs included the five-year financial plan operating results, including operating revenues, the long-term outlook for growth in natural gas and NGLs demand, and the applied discount rate. The use of alternate judgments and assumptions could substantially change the results of the goodwill impairment analysis, including the recognition of an impairment charge in the Consolidated Statement of Income. The results of the quantitative goodwill impairment test indicated that the fair value of the Company's reporting units exceeded their carrying amounts and no goodwill impairment charges were recognized.

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
•We evaluated the reasonableness of the future estimated operating revenues within the five-year financial plan operating results by comparing the forecasts to:
•Historical operating revenues of the Company’s similar or existing contracts with customers and average annual growth rates.
•Forecasted information in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the applied discount rate, and the long-term outlook for growth in natural gas and NGLs demand used as inputs to management’s goodwill impairment test for each reporting unit by:
•Comparing the Company’s estimate of the long-term outlook for growth in natural gas and NGLs demand for each reporting unit to industry reports and other market data.
•Developing a range of independent estimates of the applied discount rate for each reporting unit and comparing those to the applied discount rates selected by management for each reporting unit.

/s/ Deloitte & Touche LLP
Houston, Texas
February 7, 2023

We have served as the Company's auditor since 2003.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$215.6	$39.1
Receivables:
Trade, net	148.4	126.2
Other	25.4	31.4
Gas transportation receivables	22.0	8.0
Gas stored underground	41.6	26.1
Prepayments	23.7	21.4
Other current assets	8.7	7.1
Total current assets	485.4	259.3

Property, Plant and Equipment:
Natural gas transmission and other plant	12,616.7	12,248.6
Construction work in progress	187.6	239.5
Property, plant and equipment, gross	12,804.3	12,488.1
Less—accumulated depreciation and amortization	4,288.3	3,947.0
Property, plant and equipment, net	8,516.0	8,541.1

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	153.5	114.0
Other	177.6	179.6
Total other assets	568.5	531.0

Total Assets	$9,569.9	$9,331.4

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
LIABILITIES AND PARTNERS' CAPITAL	2022	2021
Current Liabilities:
Payables:
Trade	$70.7	$31.1
Affiliates	2.6	1.7
Other	17.4	20.3
Gas transportation payables	41.2	20.0
Accrued taxes, other	62.8	65.8
Accrued interest	33.9	32.7
Accrued payroll and employee benefits	38.3	37.4
Construction retainage	12.0	16.6
Regulatory liabilities	55.1	12.7
Other current liabilities	38.7	21.4
Total current liabilities	372.7	259.7

Long-term debt and finance lease obligation	3,233.4	3,334.5

Other Liabilities and Deferred Credits:
Pension liability	8.8	5.6
Asset retirement obligations	53.9	61.5
Provision for other asset retirement	93.2	88.2
Other	105.7	112.8
Total other liabilities and deferred credits	261.6	268.1

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,781.7	5,541.7
Accumulated other comprehensive loss	(79.5)	(72.6)
Total partners' capital	5,702.2	5,469.1
Total Liabilities and Partners' Capital	$9,569.9	$9,331.4

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(Millions)

	For the Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Transportation	$1,228.8	$1,152.6	$1,117.9
Storage, parking and lending	129.2	110.4	110.5
Other	74.0	77.1	69.2
Total operating revenues	1,432.0	1,340.1	1,297.6
Operating Costs and Expenses:
Fuel and transportation	23.4	22.1	18.3
Operation and maintenance	250.9	226.9	212.3
Administrative and general	147.7	144.6	139.9
Depreciation and amortization	392.3	366.3	358.8
Loss (gain) on sale of assets, impairments and other	4.0	(0.1)	0.9
Taxes other than income taxes	114.5	113.2	112.8
Total operating costs and expenses	932.8	873.0	843.0

Operating income	499.2	467.1	454.6
Other Deductions (Income):
Interest expense	165.9	160.8	169.7
Interest income	(3.3)	—	—
Miscellaneous other income, net	(6.4)	(9.4)	(5.9)
Total other deductions	156.2	151.4	163.8
Income before income taxes	343.0	315.7	290.8
Income taxes	0.8	0.7	0.3
Net income	$342.2	$315.0	$290.5

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$342.2	$315.0	$290.5
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.5	0.9	0.8
Pension and other postretirement benefit costs, net of tax	(7.4)	6.3	0.5
Total Comprehensive Income	$335.3	$322.2	$291.8

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$342.2	$315.0	$290.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	392.3	366.3	358.8
Amortization of deferred costs and other	4.0	9.0	12.4
Loss (gain) on sale of assets, impairments and other	4.0	(0.1)	0.9
Changes in operating assets and liabilities:
Trade and other receivables	(16.7)	(19.1)	(6.1)
Gas transportation receivables and storage assets	(63.4)	(32.8)	(9.0)
Prepayments and other assets	(9.8)	(2.7)	(4.5)
Trade and other payables	15.6	1.1	(10.6)
Other payables, affiliates	(0.2)	—	—
Gas transportation payables	21.0	9.3	1.4
Accrued liabilities	(0.9)	(1.3)	4.7
Regulatory assets and liabilities	49.3	(4.1)	4.8
Other liabilities	(10.6)	(11.3)	(2.1)
Net cash provided by operating activities	726.8	629.3	641.2
INVESTING ACTIVITIES:
Capital expenditures	(344.3)	(349.2)	(438.2)
Proceeds from sale of operating assets	1.5	1.7	3.8
Net cash used in investing activities	(342.8)	(347.5)	(434.4)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	495.0	—	495.0
Repayment of borrowings from long-term debt	(600.0)	—	(440.0)
Proceeds from borrowings on revolving credit facility	—	150.0	687.9
Repayment of borrowings on revolving credit facility, including financing fees	(0.6)	(284.4)	(852.9)
Principal payment of finance lease obligation	(0.8)	(0.8)	(0.7)
Advances from affiliates	1.1	(8.2)	5.3
Distributions paid	(102.2)	(102.2)	(102.2)
Net cash used in financing activities	(207.5)	(245.6)	(207.6)
Increase (decrease) in cash and cash equivalents	176.5	36.2	(0.8)
Cash and cash equivalents at beginning of period	39.1	2.9	3.7
Cash and cash equivalents at end of period	$215.6	$39.1	$2.9

The accompanying notes are an integral part of these consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)

	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
Balance December 31, 2019	$5,140.6	$(81.1)	$5,059.5
Add (deduct):
Net income	290.5	—	290.5
Distributions paid	(102.2)	—	(102.2)
Other comprehensive income, net of tax	—	1.3	1.3
Balance December 31, 2020	$5,328.9	$(79.8)	$5,249.1
Add (deduct):
Net income	315.0	—	315.0
Distributions paid	(102.2)	—	(102.2)
Other comprehensive income, net of tax	—	7.2	7.2
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1
Add (deduct):
Net income	342.2	—	342.2
Distributions paid	(102.2)	—	(102.2)
Other comprehensive loss, net of tax	—	(6.9)	(6.9)
Balance December 31, 2022	$5,781.7	$(79.5)	$5,702.2

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

As of December 31, 2022, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, disclosure of contingent assets and liabilities and the fair values of certain items. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

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

Fair Value Measurements

Fair value refers to an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market in which the reporting entity transacts based on the assumptions market participants would use when pricing the asset or liability assuming its highest and best use. A fair value hierarchy has been established that prioritizes the information used to develop those assumptions giving priority, from highest to lowest, to quoted prices in active markets for identical assets and liabilities (Level 1); observable inputs not included in Level 1, for example, quoted prices for similar assets and liabilities (Level 2); and unobservable data (Level 3), for example, a reporting entity's own internal data based on the best information available in the circumstances. The Company uses fair value measurements to account for equity securities, asset retirement obligations (ARO), pension and postretirement benefits other than pension assets and any impairment charges.

Notes 6 and 12 contain more information regarding fair value measurements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates fair value. The Company had no restricted cash at December 31, 2022 and 2021.

Cash Management

The operating subsidiaries participate in an intercompany cash management program, with those that are FERC-regulated participating to the extent they are permitted under FERC regulations. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, Boardwalk Pipelines either provides cash to them or they provide cash to Boardwalk Pipelines. The transactions are represented by demand notes and are stated at historical carrying amounts. Interest income and expense are recognized on an accrual basis when collection is reasonably assured. The interest rate on intercompany demand notes is London Interbank Offered Rate, or such benchmark replacement rate, plus 1.00% and is adjusted every three months.

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

The operating subsidiaries provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under PAL services. Since the customers retain title to the gas held by the Company in providing these services, the Company does not record the related gas on the Consolidated Balance Sheets. Certain of the Company's operating subsidiaries also periodically lend gas and NGLs to customers.

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

Materials and Supplies

Materials and supplies are carried at average cost and are included in Other Assets on the Consolidated Balance Sheets. The Company expects its materials and supplies to be used for projects related to its property, plant and equipment (PPE) and for future growth projects. At December 31, 2022 and 2021, the Company held approximately $34.3 million and $28.5 million of materials and supplies.

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

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The Company records capitalized interest, which represents the cost of borrowed funds used to finance construction activities for operations where regulatory accounting is not applicable. The Company records AFUDC, which represents the cost of funds, including equity funds, applicable to regulated natural gas transmission plant under construction as permitted by FERC regulatory practices, in connection with the Company's operations where regulatory accounting is applicable. Capitalized interest and the allowance for borrowed funds used during construction are recognized as a reduction to Interest expense and the allowance for equity funds used during construction is included in Miscellaneous other income, net on the Consolidated Statements of Income. The following table summarizes capitalized interest and the allowance for borrowed funds and allowance for equity funds used during construction (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Capitalized interest and allowance for borrowed funds used during construction	$2.2	$3.8	$6.1
Allowance for equity funds used during construction	6.2	7.9	4.1

Income Taxes

The Company is not a taxable entity for federal income tax purposes. As such, it does not directly pay federal income tax. The Company's taxable income or loss, which may vary substantially from the net income or loss reported on the Consolidated Statements of Income, is includable in the federal income tax returns of each of its partners. The aggregate difference in the basis of the Company's net assets for financial and income tax purposes is $5.0 billion. The subsidiaries of the Company directly incur some income-based state taxes which are presented in Income taxes on the Consolidated Statements of Income.

Note 13 contains more information regarding the Company's income taxes.

Asset Retirement Obligations

The accounting requirements for existing legal obligations associated with the future retirement of long-lived assets require entities to record the fair value of a liability for an ARO in the period during which the liability is incurred. The liability is initially recognized at fair value and is increased with the passage of time as accretion expense is recorded, until the liability is ultimately settled. The accretion expense is included within Operation and maintenance costs on the Consolidated Statements of Income. An amount corresponding to the amount of the initial liability is capitalized as part of the carrying amount of the related long-lived asset and depreciated over the useful life of that asset.

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

Defined Benefit Plans

The Company maintains postretirement benefit plans for certain employees. The Company funds these plans through periodic contributions which are invested until the benefits are paid out to the participants, and records an asset or liability based on the overfunded or underfunded status of the plan. The net benefit costs of the plans are recorded on the Consolidated Statements of Income. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability or recorded as a component of accumulated other comprehensive income until those gains or losses are recognized on the Consolidated Statements of Income.

Note 12 contains more information regarding the Company's pension and other postretirement benefit obligations.

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

Contract Balances

The Company records contract assets primarily related to performance obligations completed but not billed, or partially billed, as of the reporting date. The Company records contract liabilities, or deferred revenue, when payment is received in advance of satisfying its performance obligations.

Note 3: Revenues

The Company operates in one reportable segment and contracts directly with end-use customers, including electric power generators, local distribution companies, industrial users and exporters of liquefied natural gas, with producers and marketers of natural gas, and with interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Revenues from Contracts with Customers
Firm Service (1)	$1,311.9	$1,247.5	$1,211.7
Interruptible Service	56.2	32.0	33.2
Other revenues	29.9	26.1	18.9
Total Revenues from Contracts with Customers	1,398.0	1,305.6	1,263.8
Other operating revenues(2)	34.0	34.5	33.8
Total Operating Revenues	$1,432.0	$1,340.1	$1,297.6

(1)Revenues earned from contracts with MVCs are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term. The year ended December 31, 2020, contains $34.4 million of incremental revenues received related to a customer bankruptcy as discussed in Note 5.

(2)Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of December 31, 2022 and 2021, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $148.4 million and $126.2 million, contract assets recorded in Other Assets from contracts with a customer of $3.3 million and $2.3 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $23.0 million and $19.2 million.

As of December 31, 2022, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the year ended December 31, 2022, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2021(1)	$19.2
Revenues recognized that were included in the contract liability balances at the beginning of the period	(5.1)
Increases due to cash received, excluding amounts recognized as revenues during the period	8.9
Balance as of December 31, 2022(1)	$23.0

(1)As of December 31, 2022 and 2021, $3.6 million was recorded in Other Current Liabilities (current portion), and $19.4 million and $15.6 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the year ended December 31, 2021, were as follows (in millions):

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of December 31, 2022. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. For the Company's customers that are charged maximum tariff rates related to its FERC-regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; and (b) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2023	2024	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of December 31, 2022	$1,254.5	$1,125.5	$6,533.5	$8,913.5
Operating revenues which are fixed and determinable (operating leases)	25.5	25.5	160.0	211.0
Total projected operating revenues under committed firm agreements as of December 31, 2022	$1,280.0	$1,151.0	$6,693.5	$9,124.5

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

The components of lease cost were as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Operating lease cost	$3.8	$4.0	$4.2
Short-term lease cost	3.1	2.9	3.9
Finance lease cost:
Amortization of right-of-use asset	0.7	0.7	0.7
Interest on lease liability	0.3	0.4	0.4
Total lease cost	$7.9	$8.0	$9.2

The following provides supplemental balance sheet information related to the Company's leases:

	As of December 31,
	2022	2021
Right-of-use assets (in millions)
Operating leases (recorded in Other Assets)	$18.7	$21.6
Finance lease (recorded in Property, Plant and Equipment)	4.0	4.7
Lease liabilities (in millions)
Operating leases (recorded in Other Liabilities, current and non-current)	20.6	23.5
Finance lease	5.4	6.1
Weighted-average remaining lease term (years)
Operating leases	10.4	10.8
Finance lease	5.6	6.6
Weighted-average discount rate
Operating leases	2.86%	2.94%
Finance lease	5.89%	5.89%

The table below presents the maturities of lease liabilities (in millions):

	As of December 31, 2022
	Operating Leases	Finance Lease
2023	$3.9	$1.1
2024	2.5	1.1
2025	2.3	1.1
2026	1.4	1.1
2027	1.1	1.2
Thereafter	12.5	0.7
Total	23.7	6.3
Less: discount	(3.1)	(0.9)
Total lease liabilities	$20.6	$5.4

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

On November 12, 2021, the Trial Court issued a ruling in the case. The Trial Court held that Boardwalk GP breached the Limited Partnership Agreement and found that Boardwalk GP is liable to the Plaintiffs for approximately $690.0 million in damages, plus pre-judgment interest (approximately $166.0 million), post-judgment interest and attorneys’ fees. The Trial Court’s ruling and damages award was against Boardwalk GP, and not the Company or its subsidiaries.

The Defendants believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court’s ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court's ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court’s ruling.

City of New Orleans Litigation

Gulf South, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants' drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. In October 2020, this case was stayed pending the outcome of a consolidated appeal to the Fifth Circuit Court of Appeals in a similar case. On August 5, 2021, the Fifth Circuit Court of Appeals ruled in favor of the oil-and-gas defendants in that consolidated appeal, finding that the two cases being appealed should be re-examined in federal district court since they involve operations that were federally overseen at the time. The ruling reverses a previous decision that allowed the cases to be heard in state court, which the plaintiffs had sought. As a result of the Fifth Circuit Court of Appeals' decision, it is anticipated that this case will be reviewed in federal district court to determine whether the case should be heard in that court.

Gulf South and Texas Gas have been named as defendants in several suits in the State of Louisiana that are similar in nature to the City of New Orleans Litigation discussed above. These cases were filed in Louisiana state courts and are advancing to discovery.

Letter of Credit Proceeds

In the fourth quarter 2020, a customer of Texas Gas declared bankruptcy and rejected the transportation agreements it had with Texas Gas as part of the bankruptcy proceedings. As a result, Texas Gas pursued and received proceeds of $37.7 million from existing letters of credit provided to Texas Gas as credit support. The bankruptcy court approved the rejection of the transportation agreements, which relieved Texas Gas from providing further transportation services to the customer and allowed Texas Gas to remarket that capacity to other customers. Texas Gas first applied the proceeds from the letters of credit to any outstanding receivables related to the customer and then recognized as transportation revenue the remaining $34.4 million of proceeds in December 2020, which represent a portion of the future performance obligations that were eliminated under the transportation agreements.

Environmental and Safety Matters

The Company's operating subsidiaries are subject to federal, state and local environmental laws and regulations in connection with the operation and remediation of various operating sites. As of December 31, 2022 and 2021, the Company had an accrued liability of approximately $3.0 million and $3.8 million related to assessment and/or remediation costs associated with the historical use of polychlorinated biphenyls, petroleum hydrocarbons and mercury. The liability represents management's estimate of the undiscounted future obligations based on evaluations and discussions with counsel and operating personnel and the current known facts and circumstances related to these matters. The related expenditures are expected to occur over the next thirty years. As of December 31, 2022 and 2021, approximately $1.3 million was recorded in Other Current Liabilities and approximately $1.7 million and $2.5 million were recorded in Other Liabilities and Deferred Credits.

Clean Air Act and Climate Change

The Company's pipelines and associated facilities are subject to the Clean Air Act (CAA) and comparable state laws and regulations, which regulate the emission of air pollutants from many sources and impose various compliance monitoring and reporting requirements. Under the CAA, the Company may be required to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development or expansion of the Company's projects. Over the next several years, the Company may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the Environmental Protection Agency (EPA) issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA issued area designations with respect to ground-level ozone, issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, on December 31, 2020, published notice of a final action to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 final action. In October 2021, the EPA announced that it would reconsider the December 2020 determination to maintain the November 2015 NAAQS with a target date of year end 2023. A draft assessment released in April 2022 indicates EPA staff have received a preliminary conclusion that the December 2020 decision will stand, but until a full review occurs and a final decision is released, the full extent of the impacts of any new standards are not clear. States are expected to implement more stringent regulations that could apply to the Company's operations. Compliance with any final decision could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines and significantly increase its capital expenditures and operating costs. Additionally, the threat of climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of greenhouse gases (GHGs). These efforts have included consideration of cap-and-trade programs, carbon taxes, and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. The EPA has determined that GHG emissions endanger public health and the environment and, as a result, has adopted regulations under the CAA related to GHG emissions.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of December 31, 2022, the commitments were approximately $122.9 million, all of which are expected to be settled within the next twelve months.

Pipeline Capacity Agreements

The Company's operating subsidiaries have entered into pipeline capacity agreements with third-party pipelines that allow the operating subsidiaries to transport gas to off-system markets on behalf of customers. The Company incurred expenses of $1.3 million, $5.9 million and $4.2 million related to pipeline capacity agreements for the years ended December 31, 2022, 2021 and 2020. The table below presents the future commitments related to pipeline capacity agreements as of December 31, 2022 (in millions):

2023	$3.0
2024	3.2
2025	3.2
2026	3.2
2027	1.0
Thereafter	—
Total	$13.6

Note 6: Fair Value Measurements

Financial Assets and Liabilities

The Company had equity securities recorded at fair value on a recurring basis in Other Current Assets of $3.0 million and had no liabilities recorded at fair value on a recurring basis as of December 31, 2022. The equity securities were received as part of a settlement of a bankruptcy claim. The equity securities were valued based on quoted market prices at December 31, 2022, and were considered Level 1 investments. The Company had no assets and liabilities which were recorded at fair value on a recurring basis as of December 31, 2021.

Financial Assets and Liabilities Not Measured at Fair Value

The following methods and assumptions were used in estimating the fair value amounts included in the disclosures for financial assets and liabilities:

Cash and Cash Equivalents: For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

Long-Term Debt: The estimated fair value of the Company's publicly traded debt is based on quoted market prices at December 31, 2022 and 2021. The fair market value of the debt that is not publicly traded is based on market prices of similar debt at December 31, 2022 and 2021.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Consolidated Balance Sheets as of December 31, 2022 and 2021, were as follows (in millions):

As of December 31, 2022			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$215.6		$215.6	$—	$—	$215.6
Financial Liabilities
Long-term debt	$3,234.0	(1)	$—	$3,041.4	$—	$3,041.4

(1) The carrying amount of long-term debt excluded a $4.5 million long-term finance lease obligation and
$5.1 million of unamortized debt issuance costs.

As of December 31, 2021			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39.1		$39.1	$—	$—	$39.1
Financial Liabilities
Long-term debt	$3,334.0	(1)	$—	$3,631.5	$—	$3,631.5

(1) The carrying amount of long-term debt excluded a $5.3 million long-term finance lease obligation and
$4.8 million of unamortized debt issuance costs.

Note 7: Property, Plant and Equipment

The following table presents the Company's PPE as of December 31, 2022 and 2021 (in millions):

Category	2022 Amount	Weighted-Average Useful Lives (Years)	2021 Amount	Weighted-Average Useful Lives (Years)
Depreciable plant:
Transmission	$10,913.0	38	$10,672.7	37
Storage	921.9	38	886.5	38
Gathering	111.1	24	109.6	23
General, intangibles and other	473.0	21	382.3	27
Total utility depreciable plant	12,419.0	37	12,051.1	37

Non-depreciable:
Construction work in progress	187.6		239.5
Storage	151.6		152.3
Land	46.1		45.2
Total non-depreciable assets	385.3		437.0

Total PPE	12,804.3		12,488.1
Less: accumulated depreciation and amortization	4,288.3		3,947.0

Total PPE, net	$8,516.0		$8,541.1

The non-depreciable assets were not included in the calculation of the weighted-average useful lives.

For the years ended December 31, 2022, 2021 and 2020, depreciation expense for PPE was $390.4 million, $364.4 million and $356.9 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income.

The Company holds undivided interests in certain assets, including the Mobile Bay Pipeline, of which the Company owns 64%, and offshore and other assets, comprised of pipeline and gathering assets in which the Company holds various ownership interests. In addition, the Company owns 83% of two ethylene wells and supporting surface facilities in Choctaw, Louisiana, and certain ethylene and propylene pipelines connecting Louisiana Midstream's storage facilities in Choctaw to chemical manufacturing plants in Geismar, Louisiana.

The proportionate share of investment associated with these interests has been recorded as PPE on the Consolidated Balance Sheets. The Company records its portion of direct operating expenses associated with the assets in Operation and maintenance expense. The following table presents the gross PPE investment and related accumulated depreciation for the Company's undivided interests as of December 31, 2022 and 2021 (in millions):

	2022		2021
	Gross PPE Investment	Accumulated Depreciation	Gross PPE Investment	Accumulated Depreciation
Mobile Bay Pipeline	$15.4	$7.9	$14.6	$7.5
NGLs pipelines and facilities	54.4	12.0	51.3	10.4
Offshore and other assets	13.0	10.6	12.8	10.4
Total	$82.8	$30.5	$78.7	$28.3

Asset Impairments

The Company recognized asset impairment charges of $7.5 million for the year ended December 31, 2022, and immaterial asset impairment charges for the years ended December 31, 2021 and 2020. The charges recorded in 2022 were primarily due to an increase in the estimate of existing AROs related to retired assets.

Asset Purchases

In September 2021, the Company, through its newly created operating subsidiary, Louisiana Gas Transmission, acquired certain natural gas pipeline assets in the Lake Charles, Louisiana, area for approximately $20.0 million in cash.

Note 8: Goodwill and Intangible Assets

Goodwill

As of December 31, 2022 and 2021, the Company had recorded on the Consolidated Balance Sheets $237.4 million of goodwill.

As of November 30, 2022, the Company performed a quantitative annual goodwill impairment test for its two reporting units. The results of the quantitative goodwill impairment test indicated that the fair value of the Company's reporting units exceeded their carrying amounts. The fair value measurement of the reporting units was derived based on judgments and assumptions the Company believes market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value under an income approach and inputs to the valuation model. The inputs included the Company’s five-year financial plan operating results, including operating revenues, the long-term outlook for growth in natural gas and NGLs demand, measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model and views regarding future market conditions, among others. The reasonableness of fair value estimates under the income approach were supported by a market approach under which the Company applied earnings before interest, income taxes, depreciation and amortization (EBITDA) multiples derived from publicly-available information to each reporting unit's EBITDA.

As of November 30, 2021, the Company elected to perform a qualitative assessment for its annual goodwill impairment test of its two reporting units. The qualitative assessment included the Company’s consideration of, among other things, overall macroeconomic conditions, industry and market considerations, current discount rates and valuation multiples, overall financial performance and other relevant company specific events. Based on the assessment of these items, the Company concluded that it is more likely than not that the fair value of the two reporting units exceeded their respective carrying amounts. Accordingly, there were no indicators of impairment and the quantitative impairment test was not performed.

No impairment charges related to goodwill were recorded for any of the Company's reporting units during 2022, 2021 or 2020.

Intangible Assets

The following table contains information regarding the Company's intangible assets, which includes customer relationships acquired as part of its acquisitions (in millions):

	As of December 31,
	2022	2021
Gross carrying amount	$59.4	$59.4
Accumulated amortization	(19.1)	(17.2)
Net carrying amount	$40.3	$42.2

For each of the years ended December 31, 2022, 2021 and 2020, amortization expense for intangible assets was $1.9 million and was recorded in Depreciation and amortization on the Consolidated Statements of Income. Amortization expense for the next five years and in total thereafter as of December 31, 2022, is expected to be as follows (in millions):

2023	$1.9
2024	2.0
2025	2.0
2026	2.0
2027	1.9
Thereafter	30.5
Total	$40.3

The weighted-average remaining useful life of the Company's intangible assets as of December 31, 2022, was 21 years.

Note 9: Asset Retirement Obligations

The Company has identified and recorded legal obligations associated with the abandonment of certain pipeline and storage assets, brine ponds, offshore facilities and the abatement of asbestos, consisting of removal, transportation and disposal when removed from certain compressor stations and meter station buildings. Legal obligations exist for the main pipeline and certain other Company assets; however, the fair value of these obligations cannot be determined because the lives of the assets are indefinite. As a result, cash flows associated with retirement of the assets cannot be estimated with the degree of accuracy necessary to establish a liability for the obligations.

The following table summarizes the aggregate carrying amount of the Company's ARO (in millions):

	As of December 31,
	2022	2021
Balance at beginning of year	$64.9	$63.1
Liabilities recorded	1.8	9.5
Liabilities settled	(6.3)	(2.2)
Accretion expense	2.3	2.9
Revision of estimates	8.4	(8.4)
Balance at end of year	71.1	64.9
Less: Current portion of ARO	(17.2)	(3.4)
Long-term ARO	$53.9	$61.5

For the Company's operations where regulatory accounting is applicable, depreciation rates for PPE are comprised of two components. One component is based on economic service life (capital recovery) and the other is based on estimated costs of removal (as a component of negative salvage) which is collected in rates and does not represent an existing legal obligation. The Company has reflected $93.2 million and $88.2 million as of December 31, 2022 and 2021, on the Consolidated Balance Sheets as Provision for other asset retirement related to the estimated cost of removal collected in rates.

Note 10: Regulatory Assets and Liabilities

The amounts recorded as regulatory assets and liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021, are summarized in the table below. The table also includes amounts related to unamortized debt issuance costs and unamortized discount on long-term debt, which while not regulatory assets and liabilities, are a critical component of the embedded cost of debt financing utilized in Texas Gas' rate proceedings. The tax effect of the equity component of AFUDC represents amounts recoverable from rate payers for the tax recorded in regulatory accounting. Certain amounts in the table are reflected as a negative, or a reduction, to be consistent with the regulatory books of account. The period of recovery for the regulatory assets included in rates varies from one to eighteen years. The remaining period of recovery for regulatory assets not yet included in rates would be determined in future rate proceedings. None of the regulatory assets shown below were earning a return as of December 31, 2022 and 2021 (in millions):

	As of December 31,
	2022	2021
Regulatory Assets:
Pension	$8.1	$8.1
Tax effect of AFUDC equity	0.1	0.4
Fuel tracker	—	6.8
Other	0.5	0.5
Total regulatory assets	$8.7	$15.8

Regulatory Liabilities:
Cashout and fuel tracker	$55.1	$12.7
Provision for other asset retirement	93.2	88.2
Unamortized debt issuance costs	(1.2)	(1.5)
Unamortized discount on long-term debt	(0.1)	(0.2)
Postretirement benefits other than pension	59.0	64.7
Total regulatory liabilities	$206.0	$163.9

Note 11: Financing

Long-Term Debt

The following table presents all long-term debt issuances outstanding as of December 31, 2022 and 2021 (in millions):

	2022	2021
Notes and Debentures:
Boardwalk Pipelines
3.375% Notes due 2023 (Boardwalk Pipelines 2023 Notes)	$—	$300.0
4.95% Notes due 2024	600.0	600.0
5.95% Notes due 2026	550.0	550.0
4.45% Notes due 2027	500.0	500.0
4.80% Notes due 2029	500.0	500.0
3.40% Notes due 2031	500.0	500.0
3.60% Notes due 2032	500.0	—

Gulf South
4.00% Notes due 2022 (Gulf South 2022 Notes)	—	300.0

Texas Gas
7.25% Debentures due 2027	100.0	100.0
Total notes and debentures	3,250.0	3,350.0

Finance lease obligation	4.5	5.3
	3,254.5	3,355.3
Less:
Unamortized debt discount	(16.0)	(16.0)
Unamortized debt issuance costs	(5.1)	(4.8)
Total Long-Term Debt and Finance Lease Obligation	$3,233.4	$3,334.5

Maturities of the Company's long-term debt for the next five years and in total thereafter are as follows (in millions):

2023	$—
2024	600.0
2025	—
2026	550.0
2027	600.0
Thereafter	1,500.0
Total long-term debt	$3,250.0

Notes and Debentures

As of December 31, 2022 and 2021, the weighted-average interest rate of the Company's notes and debentures was 4.84%. For the years ended December 31, 2022 and 2020, the Company completed the following debt issuances (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
February 2022	Boardwalk Pipelines	$500.0	$5.0	$495.0	(1)	3.60%	September 1, 2032	March 1 and September 1
August 2020	Boardwalk Pipelines	$500.0	$5.0	$495.0	(2)	3.40%	February 15, 2031	February 15 and August 15
(1)The net proceeds of this offering were used to retire the Gulf South 2022 Notes on March 21, 2022, to fund growth capital expenditures and for general partnership purposes.
(2)The net proceeds of this offering were used to retire the outstanding $440.0 million aggregate principal amount of Texas Gas 4.50% notes due 2021 on November 3, 2020, to fund growth capital expenditures and for general partnership purposes.

The Company's notes and debentures are redeemable, in whole or in part, at the Company's option at any time, at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or a “make whole” redemption price based on the remaining scheduled payments of principal and interest discounted to the date of redemption at a rate equal to the U.S. Treasury rate plus 20 to 50 basis points depending upon the particular issue of notes, plus accrued and unpaid interest, if any. Other customary covenants apply, including those concerning events of default.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of December 31, 2022, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Redemption of Notes

On November 1, 2022, the Company retired the Boardwalk Pipelines 2023 Notes at a redemption price of 100% of the principal amount plus unpaid and accrued interest. The retirement was funded from available cash.

Revolving Credit Facility

The Company has a revolving credit facility that includes Boardwalk Pipelines, Texas Gas and Gulf South as borrowers (Borrowers) that is evidenced by a credit agreement. Interest is determined, at the Company's election, by reference to (a) the base rate which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50% and (3) the one month term Secured Overnight Financing Rate plus 1.00%, or (b) the term Secured Overnight Financing Rate plus a flat 10 basis point credit spread adjustment across all available interest periods. The credit agreement provides for a quarterly commitment fee charged on the average daily unused amount of the revolving credit facility ranging from 0.10% to 0.275% which is determined based on the individual Borrower's credit rating from time to time. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027.

The credit agreement contains various restrictive covenants and other usual and customary terms and conditions, including restrictions regarding the incurrence of additional debt, the sale of assets and sale-leaseback transactions. The financial covenants under the credit agreement require the Company and its subsidiaries to maintain, among other things, a ratio of total consolidated debt to consolidated EBITDA (as defined in the credit agreement) measured for the previous twelve months of not more than 5.0 to 1.0, or up to 5.5 to 1.0 for (i) the quarter in which the consummation of a qualified acquisition or series of acquisitions, where the purchase price exceeds $100.0 million over a rolling 12-month period and (ii) the three quarters following the qualified acquisition quarter. The Company and its subsidiaries were in compliance with all covenant requirements under the credit agreement as of December 31, 2022.

As of December 31, 2022 and 2021, the Company had no outstanding borrowings and all of the $1.0 billion available borrowing capacity under its revolving credit facility.

Cash Distributions

For each of the years ended December 31, 2022, 2021 and 2020, the Company paid cash distributions of $102.2 million to BPHC and Boardwalk GP.

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

As a result of the Texas Gas rate case settlement in 2006, the Company is required to fund the amount of annual net periodic pension cost associated with the Pension Plan, including a minimum of $3.0 million, which is the amount included in rates. In 2022 and 2021, the Company funded $4.6 million and $5.2 million to the Pension Plan and expects to fund an additional $3.0 million to the plan in 2023. In 2022, there were SRP payments made of $2.8 million, and no payments made in 2021.

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

Postretirement Benefits Other Than Pension (PBOP)

Texas Gas provides postretirement medical benefits and life insurance to retired employees who were employed full time, hired prior to January 1, 1996, and have met certain other requirements. In 2022 and 2021, the Company contributed $0.2 million and $0.1 million to the PBOP plan. The PBOP plan is in an overfunded status; therefore, the Company does not expect to make any contributions to the plan in 2023. The Company does not anticipate that any plan assets will be returned to the Company during 2023. The Company uses a measurement date of December 31 for its PBOP plan.

Projected Benefit Obligation, Fair Value of Assets and Funded Status

The projected benefit obligation, fair value of assets, funded status and the amounts not yet recognized as components of net periodic pension and postretirement benefits cost for the Retirement Plans and PBOP at December 31, 2022 and 2021, were as follows (in millions):

	Retirement Plans		PBOP
	For the Year Ended December 31,		For the Year Ended December 31,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$109.1	$120.7	$30.6	$35.2
Service cost	2.2	2.6	—	0.1
Interest cost	3.1	2.1	0.8	0.9
Plan participants' contributions	—	—	1.0	1.1
Actuarial gain	(7.9)	(1.4)	(4.4)	(2.6)
Benefits paid	(0.5)	(0.5)	(4.3)	(4.1)
Settlements	(19.6)	(14.4)	—	—
Benefit obligation at end of period	$86.4	$109.1	$23.7	$30.6

Change in plan assets:
Fair value of plan assets at beginning of period	$103.5	$102.7	$93.0	$96.2
Actual return on plan assets	(13.2)	10.5	(8.6)	(0.3)
Company's contribution	7.4	5.2	0.2	0.1
Plan participants' contributions	—	—	0.9	1.1
Benefits paid	(0.5)	(0.5)	(4.3)	(4.1)
Settlements	(19.6)	(14.4)	—	—
Fair value of plan assets at end of period	$77.6	$103.5	$81.2	$93.0

Funded status	$(8.8)	$(5.6)	$57.5	$62.4

Items not recognized as components of net periodic cost:
Net actuarial loss (gain)	$16.9	$10.0	$3.2	$(2.9)

At December 31, 2022 and 2021, the following aggregate information relates only to the underfunded plans (in millions):

	Retirement Plans
	For the Year Ended December 31,
	2022	2021
Projected benefit obligation	$86.4	$109.1
Accumulated benefit obligation	82.7	103.4
Fair value of plan assets	77.6	103.5

Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the years ended December 31, 2022, 2021 and 2020, were as follows (in millions):

	Retirement Plans			PBOP
	For the Year Ended December 31,			For the Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost	$2.2	$2.6	$2.8	$—	$0.1	$0.1
Interest cost	3.1	2.1	2.7	0.8	0.9	1.1
Expected return on plan assets	(5.3)	(6.2)	(6.3)	(1.8)	(2.7)	(3.2)
Amortization of prior service cost	0.1	—	—	—	—	—
Amortization of unrecognized net loss	0.7	0.8	1.9	—	—	—
Settlement charge	2.9	1.6	2.4	—	—	—
Regulatory asset decrease	—	2.5	—	—	—	—
Net periodic benefit cost	$3.7	$3.4	$3.5	$(1.0)	$(1.7)	$(2.0)

Due to the Texas Gas rate case settlement in 2006, Texas Gas is permitted to seek future rate recovery for amounts of annual Pension Plan costs in excess of $6.0 million.

Estimated Future Benefit Payments

The following table shows benefit payments, which reflect expected future service, as appropriate, which are expected to be paid for both the Retirement Plans and PBOP (in millions):

	Retirement Plans	PBOP
2023	$17.5	$2.0
2024	10.0	2.0
2025	11.6	1.9
2026	10.4	1.9
2027	9.4	1.7
2028-2032	27.5	7.4

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2022 and 2021, were as follows:

	Retirement Plans				PBOP
	For the Year Ended December 31,				For the Year Ended December 31,
	2022		2021		2022	2021
	Pension	SRP	Pension	SRP
Discount rate	5.30%	5.30%	2.30%	2.35%	5.40%	2.90%
Expected return on plan assets	5.00%	5.00%	6.25%	6.25%	2.99%	2.01%
Rate of compensation increase	3.00%-4.50%	3.00%-4.50%	3.00%	3.00%	—%	—%

Weighted-average assumptions used to determine net periodic benefit cost for the periods indicated were as follows:

	Retirement Plans						PBOP
	For the Year Ended December 31,						For the Year Ended December 31,
	2022		2021		2020		2022	2021	2020
	Pension	SRP	Pension	SRP	Pension	SRP

Discount rate	(1)	(2)	(1)	1.55%	(1)	2.70%	2.90%	2.60%	3.30%
Expected return on plan assets	6.25%	6.25%	6.50%	6.50%	7.00%	7.00%	2.01%	2.81%	3.61%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	—	—	—
(1)Pension expense was remeasured quarterly in 2022, 2021 and 2020. The quarterly remeasurements for each quarter in 2022, 2021 and 2020 were as follows: Quarter 1: 3.00%, 2.05% and 2.95%; Quarter 2: 4.10%, 2.05% and 2.20%; Quarter 3: 4.65%, 1.95% and 1.85%; and Quarter 4: 5.30%, 2.30% and 1.70%.
(2)SRP expense was remeasured with discount rates of 4.15% at June 30, 2022, and 5.30% at December 31, 2022, to reflect settlements.

In determining the discount rate assumption, current market and liability information is utilized, including a discounted cash flow analysis of the pension and postretirement obligations. In particular, the basis for the discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of the Company's plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate were comprised of high-quality corporate bonds that are rated AA by an accepted rating agency.

The expected long-term rate of return for plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Pension Plan and PBOP Asset Allocation and Investment Strategy

Pension Plan

Prior to the second quarter of 2022, the Pension Plan assets were held in a trust account and consisted of an undivided interest in an investment account of the Loews Corporation Employees Retirement Trust (Master Trust), established by Loews and its participating subsidiaries. Effective as of March 31, 2022 (the Separation Date), the Pension Plan assets were separated from the Master Trust, and a standalone trust, the Texas Gas Trust, was established by Texas Gas, which manages and administers the Pension Plan. As of the Separation Date, the Company’s interest in the assets of the Master Trust associated with the Pension Plan was transferred to the Texas Gas Trust through in-kind transfers and cash payouts.

The Texas Gas Trust assets and the Master Trust assets are measured at fair value. Equity securities are publicly traded securities which are valued using quoted market prices and are considered Level 1 investments under the fair value hierarchy. Short-term and other asset investments that are actively traded or have quoted prices, such as money market funds or treasury bills, are considered Level 1 investments. Fixed income mutual funds include highly liquid government securities and exchange traded bonds, valued using quoted market prices, and are considered Level 1 investments. The limited partnership investments held within the Master Trust were recorded at fair value, which represented the Master Trust's shares of the net asset value of each partnership, as determined by the general partner. The limited partnership and other invested assets consisted primarily of hedge fund strategies that generated returns through investing in marketable securities in the public fixed income and equity markets.

The following table sets forth, by level within the fair value hierarchy, a summary of the Texas Gas Trust’s assets measured at fair value on a recurring basis at December 31, 2022 (in millions):

	Pension Plan Trust Assets
	Level 1	Level 2	Level 3	Total
Equity securities	$17.5	$—	$—	$17.5
Short-term investments	28.3	—	—	28.3
Fixed income mutual funds	31.8	—	—	31.8
Total assets	$77.6	$—	$—	$77.6

As of December 31, 2021, the fair value of the interest in the assets of the Master Trust associated with the Pension Plan was $103.5 million (or 43.2%) of the total Master Trust assets. The following table sets forth, by level within the fair value hierarchy, a summary of the Master Trust's assets measured at fair value on a recurring basis at December 31, 2021 (in millions):

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

PBOP

The PBOP plan assets are held in a trust and are measured at fair value. Short-term investments and other assets that are actively traded or have quoted prices, such as money market, commercial paper or mutual funds, are considered Level 1 investments. Fixed income securities, such as tax exempt securities and corporate bonds, and asset-backed securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology or a combination of both when necessary. Common inputs for these securities, which are considered Level 2 investments, include pricing for similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves and other pricing models utilizing observable inputs.

The following table sets forth, by level within the fair value hierarchy, a summary of the PBOP trust investments measured at fair value on a recurring basis at December 31, 2022 (in millions):

	PBOP Trust Assets
	Level 1	Level 2	Level 3	Total
Short-term investments	$2.2	$—	$—	$2.2
Other assets	1.8	—	—	1.8
Asset-backed securities	—	0.9	—	0.9
Corporate bonds	—	54.9	—	54.9
Tax exempt securities	—	34.4	—	34.4
Total assets	$4.0	$90.2	$—	$94.2

Other liabilities	(13.0)	—	—	(13.0)
Total liabilities	$(13.0)	$—	$—	$(13.0)

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

Investment Strategy

Pension Plan: Since the separation from the Master Trust, the Company continues to employ a total-return approach using a mix of equities and fixed income securities designed to maximize the long-term return on plan assets for a prudent level of risk and generate cash flows adequate to meet plan requirements. The intent of this strategy is to minimize plan expenses by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The target allocation of plan assets is 85% of the investment portfolio to equity and fixed income securities, with the remainder primarily invested in cash. Investment risk is monitored through annual liability measurements, periodic asset and liability studies and quarterly investment portfolio reviews.

PBOP: The investment strategy for the PBOP assets is to reduce the volatility of plan investments while protecting the initial investment given the overfunded status of the plan. The Company uses a broad array of public and private assets and investment vehicles to achieve a return that is targeted to meet or exceed the plan blended benchmark indices. At December 31, 2022, the investment portfolio contained a diversified blend of fixed income securities, such as tax exempt securities and corporate bonds, asset-backed securities, short-term securities and other assets. At December 31, 2021, all of the PBOP investments were in fixed income securities.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $12.7 million, $12.8 million and $11.9 million for the years ended December 31, 2022, 2021 and 2020.

Long-Term Incentive Compensation Plans

The Company grants to selected employees long-term compensation awards under the 2018 LTIP. These awards are intended to align the interests of the employees with those of the Company, encourage superior performance, attract and retain employees who are essential for the Company's growth and profitability and to encourage employees to devote their best efforts to advancing the Company's business over both long and short-term time horizons.

The 2018 LTIP provides for grants of Performance Awards to selected employees of the Company. A Performance Award is a long-term incentive award with a stated target amount which is payable in cash, after adjustments, upon vesting based on certain specified performance criteria being met. The stated target can be adjusted based on the level of achievement of the performance goals for the vesting period, but not to be below 90% or to exceed 110% of the target amount. In the case of retirement, any outstanding and unvested awards would become fully vested upon retirement and the Performance Awards will be paid at the original vesting date. In 2022 and 2021, the Company granted to certain employees $12.5 million and $12.4 million of Performance Awards. The Company recorded compensation expense of $12.3 million, $12.7 million and $10.9 million related to Performance Awards for the years ended December 31, 2022, 2021 and 2020, and had $7.2 million and $7.0 million of remaining unrecognized compensation expense related to Performance Awards as of December 31, 2022 and 2021.

The Company recorded $1.4 million in Administrative and general expenses during 2020 related to previous long-term incentive plans.

Note 13: Income Taxes

The Company is not a taxable entity for federal income tax purposes. The following is a summary of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Current expense:
State	$0.8	$0.5	$0.1
Deferred provision:
State	—	0.2	0.2
Income taxes	$0.8	$0.7	$0.3

The Company's tax years 2019 through 2022 remain subject to examination by the Internal Revenue Service and the states in which it operates. There were no differences between the provision at the statutory rate to the income tax provision at December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, there were no significant deferred income tax assets or liabilities.

Note 14: Credit Risk

Major Customers

For the years ended December 31, 2022 and 2021, no customer comprised 10% or more of the Company's operating revenues. For the year ended December 31, 2020, the Company earned $132.5 million of operating revenues from one customer, which represented approximately 10% of total operating revenues.

Gas Loaned to Customers

Natural gas price volatility can cause changes in credit risk related to gas and NGLs loaned to customers. As of December 31, 2022, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.3 trillion British thermal units (TBtu). Assuming an average market price during December 2022 of $5.33 per million British thermal unit (MMBtu), the market value of that gas was approximately $70.9 million. As of December 31, 2021, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 7.4 TBtu. Assuming an average market price during December 2021 of $3.59 per MMBtu, the market value of that gas was approximately $26.6 million. As of December 31, 2022 and 2021, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to pay for services provided or repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Note 15: Related Party Transactions

Loews provides a variety of corporate services to the Company under services agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $3.7 million, $5.5 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, which were recorded in Administrative and general on the Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $102.2 million for each of the years ended December 31, 2022, 2021 and 2020.

Note 16: Supplemental Disclosure of Cash Flow Information (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Amounts included in the measurement of operating lease liabilities	$3.7	$4.1	$4.7
Amounts included in the measurement of the finance lease liability	1.1	1.1	1.1
Interest (net of amount capitalized)	156.3	152.2	162.1
Income taxes, net	0.6	0.5	0.6
Non-cash adjustments:
Accounts payable and PPE	44.4	19.4	29.2
Right-of-use asset obtained in exchange for lease obligations	0.2	13.1	0.4

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

Deloitte & Touche LLP (Deloitte & Touche) (PCAOB ID No. 34) has served as our auditor since our inception in 2005, and our predecessors' auditor from 2003 to 2005. The following table presents fees billed by Deloitte & Touche and its affiliates for professional services rendered to us and our subsidiaries in 2022 and 2021 by category as described in the notes to the table (in millions):

	2022	2021
Audit fees (1)	$2.7	$2.6
Audit related fees (2)	0.1	0.1
Total	$2.8	$2.7
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

Auditor Engagement Pre-Approval Policy

We are a wholly owned indirect subsidiary of Loews and the Loews Audit Committee has responsibility for the appointment, compensation and oversight of the independent external audit firm retained to audit our financial statements and the audit fee negotiations associated with their retention. To assure the continued independence of our independent auditor, Deloitte & Touche, the Loews Audit Committee has adopted a policy requiring its pre-approval of all audit and non-audit services performed for us and our subsidiaries by the independent auditor. Under this policy, the Loews Audit Committee annually pre-approves certain limited, specified recurring services which may be provided by Deloitte & Touche, subject to maximum dollar limitations. All other engagements for services to be performed by Deloitte & Touche are specifically pre-approved by the Loews Audit Committee, or a designated committee member to whom this authority had been delegated.

Under that policy, the Loews Audit Committee, or a designated member, pre-approved all engagements by us and our subsidiaries for services of Deloitte & Touche during 2022, including the terms and fees thereof, and the Loews Audit Committee concluded that all such engagements were compatible with the continued independence of Deloitte & Touche in serving as our independent auditor.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1. Financial Statements

Included in Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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
4.12
Ninth Supplemental Indenture to the indenture dated August 21, 2009, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP's Current Report on Form 8-K, filed on February 17, 2022).

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

10.6
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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP
its general partner
By: Boardwalk GP, LLC
its general partner
Dated:	February 7, 2023	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas
Senior Vice President, Chief Financial and Information Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:	February 7, 2023	/s/ Stanley C. Horton
Stanley C. Horton President, Chief Executive Officer and Director (principal executive officer)
Dated:	February 7, 2023	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial and Information Officer (principal financial officer)
Dated:	February 7, 2023	/s/ Christine Fernandez
Christine Fernandez Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dated:	February 7, 2023	/s/ Michael E. McMahon
Michael E. McMahon Senior Vice President, General Counsel, Secretary and Director
Dated:	February 7, 2023	/s/ Kenneth I. Siegel
Kenneth I. Siegel Director, Chairman of the Board
Dated:	February 7, 2023	/s/ Benjamin J. Tisch
Benjamin J. Tisch Director
Dated:	February 7, 2023	/s/ Jane Wang
Jane Wang Director