Form 10-Q
period 2023-03-31
Boardwalk Pipeline Partners, LP
filed 2023-05-01
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2023

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2023	December 31, 2022
Current Assets:
Cash and cash equivalents	$335.5	$215.6
Receivables:
Trade, net	134.2	148.4
Other	24.1	25.4
Gas transportation receivables	9.0	22.0
Gas stored underground	1.8	41.6
Other current assets	23.9	32.4
Total current assets	528.5	485.4

Property, Plant and Equipment:
Natural gas transmission and other plant	12,765.1	12,616.7
Construction work in progress	158.5	187.6
Property, plant and equipment, gross	12,923.6	12,804.3
Less—accumulated depreciation and amortization	4,378.7	4,288.3
Property, plant and equipment, net	8,544.9	8,516.0

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	98.3	153.5
Other	176.3	177.6
Total other assets	512.0	568.5

Total Assets	$9,585.4	$9,569.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2023	December 31, 2022
Current Liabilities:
Payables:
Trade	$47.1	$70.7
Affiliates	2.8	2.6
Other	21.5	17.4
Gas transportation payables	6.4	41.2
Accrued taxes, other	35.8	62.8
Accrued interest	39.4	33.9
Accrued payroll and employee benefits	22.5	38.3
Regulatory liabilities	21.4	55.1
Asset retirement obligations	16.9	17.3
Other current liabilities	40.1	33.4
Total current liabilities	253.9	372.7

Long-term debt and finance lease obligation	3,234.3	3,233.4

Other Liabilities and Deferred Credits:
Pension liability	8.7	8.8
Asset retirement obligations	62.7	53.9
Provision for other asset retirement	94.9	93.2
Other	109.1	105.7
Total other liabilities and deferred credits	275.4	261.6

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,900.7	5,781.7
Accumulated other comprehensive loss	(78.9)	(79.5)
Total partners' capital	5,821.8	5,702.2

Total Liabilities and Partners' Capital	$9,585.4	$9,569.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Revenues:
Transportation	$343.3	$325.6
Storage, parking and lending	32.7	29.1
Other	18.3	23.2
Total operating revenues	394.3	377.9
Operating Costs and Expenses:
Fuel and transportation	8.0	5.3
Operation and maintenance	57.3	46.9
Administrative and general	42.3	37.5
Depreciation and amortization	99.8	93.2
Taxes other than income taxes	30.4	29.9
Total operating costs and expenses	237.8	212.8
Operating income	156.5	165.1
Other Deductions (Income):
Interest expense	38.9	42.5
Interest income	(1.7)	—
Miscellaneous other income, net	—	(2.8)
Total other deductions	37.2	39.7
Income before income taxes	119.3	125.4
Income taxes	0.3	0.2
Net income	$119.0	$125.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$119.0	$125.2
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	—	0.4
Pension and other postretirement benefit costs, net of tax	0.6	0.1
Total Comprehensive Income	$119.6	$125.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$119.0	$125.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	99.8	93.2
Amortization of deferred costs and other	7.9	0.3
Changes in operating assets and liabilities:
Trade and other receivables	15.5	6.0
Gas transportation receivables and storage assets	56.8	2.2
Prepayments and other assets	10.3	4.8
Trade and other payables	(5.2)	0.9
Other payables, affiliates	0.1	(0.2)
Gas transportation payables	(34.6)	(5.0)
Accrued liabilities	(37.6)	(30.7)
Regulatory assets and liabilities	(34.1)	(1.8)
Other liabilities	8.1	6.2
Net cash provided by operating activities	206.0	201.1
INVESTING ACTIVITIES:
Capital expenditures	(86.1)	(60.1)
Proceeds from sale of operating assets	0.1	0.7
Advances to affiliates	—	(2.7)
Net cash used in investing activities	(86.0)	(62.1)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.0
Repayment of borrowings from long-term debt	—	(300.0)
Principal payment of finance lease obligation	(0.2)	(0.2)
Advances from affiliates	0.1	2.7
Net cash (used in) provided by financing activities	(0.1)	197.5
Increase in cash and cash equivalents	119.9	336.5
Cash and cash equivalents at beginning of period	215.6	39.1
Cash and cash equivalents at end of period	$335.5	$375.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1
Add:
Net income	125.2	—	125.2
Other comprehensive income, net of tax	—	0.5	0.5
Balance March 31, 2022	$5,666.9	$(72.1)	$5,594.8

	Three Months Ended March 31, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2022	$5,781.7	$(79.5)	$5,702.2
Add:
Net income	119.0	—	119.0
Other comprehensive income, net of tax	—	0.6	0.6
Balance March 31, 2023	$5,900.7	$(78.9)	$5,821.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of March 31, 2023, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2023, and December 31, 2022, and its results of operations, comprehensive income and changes in cash flow and partners' capital for the three months ended March 31, 2023 and 2022, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2022 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

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

	For the Three Months Ended March 31,
	2023	2022
Revenues from Contracts with Customers
Firm Service (1)	$369.9	$350.2
Interruptible Service	11.7	7.4
Other revenues	4.0	12.2
Total Revenues from Contracts with Customers	385.6	369.8
Other operating revenues (2)	8.7	8.1
Total Operating Revenues	$394.3	$377.9

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

Contract Balances

As of March 31, 2023, and December 31, 2022, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $134.2 million and $148.4 million, contract assets recorded in Other Assets from contracts with a customer of $3.5 million and $3.3 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $26.1 million and $23.0 million.

As of March 31, 2023, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the three months ended March 31, 2023, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2022(1)	$23.0
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.1
Balance as of March 31, 2023(1)	$26.1

(1)As of March 31, 2023, and December 31, 2022, $6.6 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $19.5 million and $19.4 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the three months ended March 31, 2022, were as follows (in millions):

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2023. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the stand-ready nature of such services; and (b) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2023 (1)	2024	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2023	$950.0	$1,169.0	$6,591.0	$8,710.0
Operating revenues which are fixed and determinable (operating leases)	19.0	25.5	160.0	204.5
Total projected operating revenues under committed firm agreements as of March 31, 2023	$969.0	$1,194.5	$6,751.0	$8,914.5

(1)The 2023 period is for the remaining nine months ending December 31, 2023. For the three months ended March 31, 2023, the Company recognized $351.0 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of March 31, 2023, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 23.3 trillion British thermal units (TBtu). Assuming an average market price during March 2023 of $2.25 per million British thermal unit (MMBtu), the market value of that gas was approximately $52.4 million. As of December 31, 2022, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.3 TBtu. Assuming an average market price during December 2022 of $5.33 per MMBtu, the market value of that gas was approximately $70.9 million. As of March 31, 2023, and December 31, 2022, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to pay for services provided or repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2022 Annual Report on Form 10-K.

The Company had equity securities recorded at fair value on a recurring basis in Other Current Assets of $2.3 million and $3.0 million as of March 31, 2023, and December 31, 2022, which were considered Level 1 investments. The Company had no liabilities recorded at fair value on a recurring basis as of March 31, 2023, and December 31, 2022.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, were as follows (in millions):

As of March 31, 2023			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$335.5		$335.5	$—	$—	$335.5
Financial Liabilities
Long-term debt	$3,234.8	(1)	$—	$3,099.1	$—	$3,099.1

(1)The carrying amount of long-term debt excluded a $4.3 million long-term finance lease obligation and $4.8 million of unamortized debt issuance costs.

As of December 31, 2022			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$215.6		$215.6	$—	$—	$215.6
Financial Liabilities
Long-term debt	$3,234.0	(1)	$—	$3,041.4	$—	$3,041.4

(1)The carrying amount of long-term debt excluded a $4.5 million long-term finance lease obligation and $5.1 million of unamortized debt issuance costs.

Note 5: Property, Plant and Equipment

In September 2022, Gulf South Pipeline Company, LLC (Gulf South), a wholly owned subsidiary of the Company, submitted an application with the FERC seeking authorization to reclassify 13.54 billion cubic feet (Bcf) of working gas capacity as additional base gas. The reclassification was necessary to reflect changing operational practices and was supported, among other things, by an operational study of certain storage assets. In the first quarter 2023, Gulf South had accumulated the required natural gas of approximately 13.54 Bcf to achieve the increased base gas capacity requirements and the FERC comment period closed with no protests or subject to any comments. As of March 31, 2023, as a result of the operational need for the base gas, Gulf South reclassified the approximately 13.54 Bcf of natural gas at its carrying value of $47.8 million to Property, Plant and Equipment, of which $40.9 million of the natural gas had been recorded in Gas Stored Underground within Current Assets, and $6.9 million had been recorded in Gas Stored Underground within Other Assets. The application was approved by the FERC in April 2023.

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

The Defendants believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court's ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court's ruling. Briefing by the parties at the Trial Court on the remanded issues is scheduled to be completed in July 2023.

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

Gulf South and Texas Gas Transmission, LLC (Texas Gas) have been named as defendants in several suits in the State of Louisiana that are similar in nature to the City of New Orleans Litigation discussed above. These cases were filed in Louisiana state courts and are advancing to discovery.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of March 31, 2023, the commitments were approximately $122.5 million, all of which are expected to be settled within the next twelve months.

Note 7:  Financing

Notes and Debentures

As of March 31, 2023, and December 31, 2022, the Company had principal amounts of notes and debentures outstanding of $3.3 billion, with a weighted-average interest rate of 4.84%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2023, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

As of March 31, 2023, and December 31, 2022, the Company had available the entire $1.0 billion of borrowing capacity under its revolving credit facility. The Company and its subsidiaries were in compliance with all covenant requirements under its revolving credit facility as of March 31, 2023.

Note 8: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended March 31, 2023 and 2022, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022
Service cost	$0.5	$0.6	$—	$—
Interest cost	0.9	0.6	0.3	0.2
Expected return on plan assets	(0.9)	(1.5)	(0.6)	(0.4)
Amortization of unrecognized net loss	0.5	—	—	—
Settlement charge	0.4	0.7	—	—
Regulatory asset decrease	—	0.7	—	—
Net periodic benefit cost	$1.4	$1.1	$(0.3)	$(0.2)

During the three months ended March 31, 2023, the Company made $0.8 million in contributions to the defined benefit pension plan and expects to fund an additional $2.2 million in the remainder of 2023.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.3 million and $3.1 million for the three months ended March 31, 2023 and 2022.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.1 million and $0.9 million for the three months ended March 31, 2023 and 2022, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2023	2022
Cash paid during the period for:
Interest (net of amount capitalized)	$31.5	$31.0
Non-cash investing activities:
Accounts payable and property, plant and equipment	29.9	25.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K).

We operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons industry, providing transportation and storage for those commodities.

Results of Operations

Note 2 in Part II, Item 8. of our 2022 Annual Report on Form 10-K contains a summary of our revenue contract types and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as changes in pricing on contract renewals and other factors. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense, which are netted with fuel retained on our Condensed Consolidated Statements of Income. Our operations and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule (Mega Rule) and our efforts to monitor, control and reduce emissions, as further discussed in our 2022 Annual Report on Form 10-K.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a non-GAAP measure, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance.

The following table presents a reconciliation of net income to EBITDA for the three months ended March 31, 2023 and 2022 (in millions):

	For the Three Months Ended March 31,
	2023	2022
Net income	$119.0	$125.2
Income taxes	0.3	0.2
Depreciation and amortization	99.8	93.2
Interest expense	38.9	42.5
Interest income	(1.7)	—
EBITDA	$256.3	$261.1

For the Three Months Ended March 31, 2023 and 2022

Our net income for the three months ended March 31, 2023, decreased $6.2 million, or 5%, to $119.0 million compared to $125.2 million for the three months ended March 31, 2022. Our EBITDA for the three months ended March 31, 2023, decreased $4.8 million, or 2%, to $256.3 million as compared to the comparable 2022 period. Our net income and EBITDA decreased primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2023, increased $16.4 million, or 4%, to $394.3 million, compared to $377.9 million for the three months ended March 31, 2022. Including fuel and transportation expense, operating revenues increased $13.7 million, or 4%. The increase was driven by an increase in our transportation revenues of $19.5 million primarily due to re-contracting at higher rates and recently completed growth projects, as well as a $3.1 million increase in our storage and parking and lending revenues due to favorable market conditions, partially offset by product sales that occurred in 2022.

Operating costs and expenses for the three months ended March 31, 2023, increased $25.0 million, or 12%, to $237.8 million, compared to $212.8 million for the three months ended March 31, 2022. Excluding expenses offset with operating revenues, operating costs and expenses increased $22.3 million, or 11%. Our operating expenses were impacted by the following items:

•increased operating and maintenance expenses of $10.4 million due to increased maintenance projects associated with the requirements of the Mega Rule and higher employee-related and materials and supplies costs; and
•increased administrative and general expenses of $4.8 million due to higher employee-related and outside services costs.

Our depreciation and amortization and interest were impacted by the following items:

•an increased asset base from recently completed growth projects and a change in the estimated life of certain of our assets which collectively increased our depreciation and amortization expense by $6.6 million; and
•lower interest expense of $3.6 million due to lower average outstanding long-term debt and higher interest income earned from money market funds of $1.7 million.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our cash on hand, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2023. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we have $500.0_million of remaining capacity available to publicly issue debt securities, warrants or rights.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of March 31, 2023, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee the amounts borrowed under the revolving credit facility, but those amounts are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of March 31, 2023, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of March 31, 2023
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(15.7)
Total debt and finance lease obligation	$3,234.3

(1)This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 of Regulation S-X (the Guaranteed Notes).
(2)This represents principal amounts of outstanding debt at Texas Gas Transmission, LLC.
(3)This represents the amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, including the Guaranteed Notes and advances to and from each other and the operating subsidiaries as a result of the cash management program described in Note 2 of Part II, Item 8. of our 2022 Annual Report on Form 10-K, and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2023 and 2022, were $26.7 million and $18.2 million. Growth capital expenditures for the three months ended March 31, 2023 and 2022, were $59.4 million and $35.2 million. In the first quarter of 2022, we spent $6.7 million on natural gas to be used in our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of March 31, 2023, and December 31, 2022, were $3.3 billion. Refer to Note 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2022 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $4.9 million to $206.0 million for the three months ended March 31, 2023, compared to $201.1 million for the comparable 2022 period, primarily due to changes in net income adjusted for depreciation and amortization and other non-cash operating activities, and the impacts of lower natural gas prices on our imbalance activities.

Changes in cash flow from investing activities

Net cash used in investing activities increased $23.9 million to $86.0 million for the three months ended March 31, 2023, compared to $62.1 million for the comparable 2022 period. The increase was primarily driven by an increase in capital spending primarily related to growth projects.

Changes in cash flow from financing activities

Cash flow from financing activities changed by $197.6 million to net cash used in financing activities of $0.1 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $197.5 million for the comparable 2022 period, primarily due to a decrease in long-term debt activities.

Off-Balance Sheet Arrangements

At March 31, 2023, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

Critical Accounting Policies

Certain amounts included in or affecting our unaudited condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain judgments and assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our condensed consolidated financial statements. We review our estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with third parties and other methods we consider reasonable. Nevertheless, actual results may differ materially from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the periods in which the facts that give rise to the revisions become known.

During 2023, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2022 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements in our other filings with the SEC and periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking.” Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance, intentions or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will likely result” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible actions by us or our subsidiaries, are also forward-looking statements.

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

Refer to Part I, Item 1A. of our 2022 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2022 Annual Report on Form 10-K for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part I, Item 1A. of our 2022 Annual Report on Form 10-K.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 1, 2023	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial and Information Officer (Duly authorized officer and principal financial officer)