Form 10-Q
period 2023-06-30
Boardwalk Pipeline Partners, LP
filed 2023-07-31
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2023

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
Current Assets:
Cash and cash equivalents	$488.6	$215.6
Receivables:
Trade, net	122.1	148.4
Other	24.1	25.4
Gas transportation receivables	6.1	22.0
Gas stored underground	4.0	41.6
Other current assets	36.8	32.4
Total current assets	681.7	485.4

Property, Plant and Equipment:
Natural gas transmission and other plant	12,826.3	12,616.7
Construction work in progress	160.7	187.6
Property, plant and equipment, gross	12,987.0	12,804.3
Less—accumulated depreciation and amortization	4,476.9	4,288.3
Property, plant and equipment, net	8,510.1	8,516.0

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	91.0	153.5
Other	176.7	177.6
Total other assets	505.1	568.5

Total Assets	$9,696.9	$9,569.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2023	December 31, 2022
Current Liabilities:
Payables:
Trade	$54.1	$70.7
Affiliates	3.2	2.6
Other	18.8	17.4
Gas transportation payables	7.3	41.2
Accrued taxes, other	62.1	62.8
Accrued interest	33.9	33.9
Accrued payroll and employee benefits	27.3	38.3
Regulatory liabilities	17.4	55.1
Asset retirement obligations	16.5	17.3
Other current liabilities	42.1	33.4
Total current liabilities	282.7	372.7

Long-term debt and finance lease obligation	3,235.2	3,233.4

Other Liabilities and Deferred Credits:
Pension liability	7.9	8.8
Asset retirement obligations	63.2	53.9
Provision for other asset retirement	95.6	93.2
Other	111.0	105.7
Total other liabilities and deferred credits	277.7	261.6

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,979.4	5,781.7
Accumulated other comprehensive loss	(78.1)	(79.5)
Total partners' capital	5,901.3	5,702.2

Total Liabilities and Partners' Capital	$9,696.9	$9,569.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Transportation	$297.9	$272.8	$641.2	$598.4
Storage, parking and lending	43.3	32.4	76.0	61.5
Other	17.5	17.7	35.8	40.9
Total operating revenues	358.7	322.9	753.0	700.8
Operating Costs and Expenses:
Fuel and transportation	4.6	7.9	12.6	13.2
Operation and maintenance	70.4	57.0	127.7	103.9
Administrative and general	40.2	35.0	82.5	72.5
Depreciation and amortization	101.2	98.4	201.0	191.6
Loss on sale of assets and impairments	0.1	0.8	0.1	0.8
Taxes other than income taxes	29.8	28.4	60.2	58.3
Total operating costs and expenses	246.3	227.5	484.1	440.3
Operating income	112.4	95.4	268.9	260.5
Other Deductions (Income):
Interest expense	39.1	41.8	78.0	84.3
Interest income	(4.3)	(0.1)	(6.0)	(0.1)
Miscellaneous other income, net	(1.3)	(1.3)	(1.3)	(4.1)
Total other deductions	33.5	40.4	70.7	80.1
Income before income taxes	78.9	55.0	198.2	180.4
Income taxes	0.2	0.2	0.5	0.4
Net income	$78.7	$54.8	$197.7	$180.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$78.7	$54.8	$197.7	$180.0
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	0.1	—	0.1	0.4
Pension and other postretirement benefit costs, net of tax	0.7	0.6	1.3	0.7
Total Comprehensive Income	$79.5	$55.4	$199.1	$181.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$197.7	$180.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	201.0	191.6
Amortization of deferred costs and other	11.2	3.4
Loss on sale of assets and impairments	0.1	0.8
Changes in operating assets and liabilities:
Trade and other receivables	28.4	24.9
Gas transportation and storage receivables and payables	(1.0)	(7.7)
Prepayments and other assets	(2.5)	1.0
Trade and other payables	(2.0)	10.2
Other payables, affiliates	0.1	(0.2)
Accrued liabilities	(12.0)	(11.6)
Other liabilities	3.2	0.7
Net cash provided by operating activities	424.2	393.1
INVESTING ACTIVITIES:
Capital expenditures	(150.8)	(121.9)
Proceeds from sale of operating assets	0.1	1.0
Advances to affiliates	—	(2.7)
Net cash used in investing activities	(150.7)	(123.6)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.0
Repayment of borrowings from long-term debt	—	(300.0)
Payment of financing fees	(0.6)	(0.6)
Principal payment of finance lease obligation	(0.4)	(0.4)
Advances from affiliates	0.5	3.0
Net cash (used in) provided by financing activities	(0.5)	197.0
Increase in cash and cash equivalents	273.0	466.5
Cash and cash equivalents at beginning of period	215.6	39.1
Cash and cash equivalents at end of period	$488.6	$505.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended June 30, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2022	$5,666.9	$(72.1)	$5,594.8
Add:
Net income	54.8	—	54.8
Other comprehensive income, net of tax	—	0.6	0.6
Balance June 30, 2022	$5,721.7	$(71.5)	$5,650.2

	Three Months Ended June 30, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2023	$5,900.7	$(78.9)	$5,821.8
Add:
Net income	78.7	—	78.7
Other comprehensive income, net of tax	—	0.8	0.8
Balance June 30, 2023	$5,979.4	$(78.1)	$5,901.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Six Months Ended June 30, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1
Add:
Net income	180.0	—	180.0
Other comprehensive income, net of tax	—	1.1	1.1
Balance June 30, 2022	$5,721.7	$(71.5)	$5,650.2

	Six Months Ended June 30, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2022	$5,781.7	$(79.5)	$5,702.2
Add:
Net income	197.7	—	197.7
Other comprehensive income, net of tax	—	1.4	1.4
Balance June 30, 2023	$5,979.4	$(78.1)	$5,901.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of June 30, 2023, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2023, and December 31, 2022, its results of operations, comprehensive income and changes in partners' capital for the three and six months ended June 30, 2023 and 2022, and its changes in cash flows for the six months ended June 30, 2023 and 2022, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2022 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Net income for interim periods may not necessarily be indicative of results for the full year.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from Contracts with Customers
Firm Service (1)	$330.0	$295.0	$699.9	$645.2
Interruptible Service	16.4	11.4	28.1	18.8
Other revenues	3.9	8.1	7.9	20.3
Total Revenues from Contracts with Customers	350.3	314.5	735.9	684.3
Other operating revenues (2)	8.4	8.4	17.1	16.5
Total Operating Revenues	$358.7	$322.9	$753.0	$700.8

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

Contract Balances

As of June 30, 2023, and December 31, 2022, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $122.1 million and $148.4 million, contract assets recorded in Other Assets from contracts with a customer of $3.7 million and $3.3 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $23.2 million and $23.0 million.

As of June 30, 2023, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the six months ended June 30, 2023, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2022(1)	$23.0
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.8)
Increases due to cash received, excluding amounts recognized as revenues during the period	2.0
Balance as of June 30, 2023(1)	$23.2

(1)As of June 30, 2023, and December 31, 2022, $4.3 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $18.9 million and $19.4 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the six months ended June 30, 2022, were as follows (in millions):

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2023. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; and (b) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2023 (1)	2024	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2023	$654.5	$1,203.5	$7,086.0	$8,944.0
Operating revenues which are fixed and determinable (operating leases)	12.5	25.5	160.0	198.0
Total projected operating revenues under committed firm agreements as of June 30, 2023	$667.0	$1,229.0	$7,246.0	$9,142.0

(1)The 2023 period is for the remaining six months ending December 31, 2023. For the six months ended June 30, 2023, the Company recognized $663.6 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of June 30, 2023, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.6 trillion British thermal units (TBtu). Assuming an average market price during June 2023 of $2.10 per million British thermal unit (MMBtu), the market value of that gas was approximately $24.4 million. As of December 31, 2022, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.3 TBtu. Assuming an average market price during December 2022 of $5.33 per MMBtu, the market value of that gas was approximately $70.9 million. As of June 30, 2023, and December 31, 2022, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to pay for services provided or repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2022 Annual Report on Form 10-K.

The Company had equity securities recorded at fair value on a recurring basis in Other Current Assets of $2.6 million and $3.0 million as of June 30, 2023, and December 31, 2022, which were considered Level 1 investments. The Company had no liabilities recorded at fair value on a recurring basis as of June 30, 2023, and December 31, 2022.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, were as follows (in millions):

As of June 30, 2023			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$488.6		$488.6	$—	$—	$488.6
Financial Liabilities
Long-term debt	$3,235.7	(1)	$—	$3,057.3	$—	$3,057.3

(1)The carrying amount of long-term debt excluded a $4.1 million long-term finance lease obligation and $4.6 million of unamortized debt issuance costs.

As of December 31, 2022			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$215.6		$215.6	$—	$—	$215.6
Financial Liabilities
Long-term debt	$3,234.0	(1)	$—	$3,041.4	$—	$3,041.4

(1)The carrying amount of long-term debt excluded a $4.5 million long-term finance lease obligation and $5.1 million of unamortized debt issuance costs.

Note 5: Property, Plant and Equipment

In September 2022, Gulf South Pipeline Company, LLC (Gulf South), a wholly owned subsidiary of the Company, submitted an application with the FERC seeking authorization to reclassify 13.5 billion cubic feet (Bcf) of working gas as additional base gas. The reclassification was necessary to reflect changing operational needs and was supported, among other things, by an operational study of certain storage assets. In the first quarter 2023, the FERC comment period closed with no protests. As of March 31, 2023, as a result of the operational need for the base gas, Gulf South reclassified the carrying amount of approximately $47.8 million of natural gas to Property, Plant and Equipment, of which $40.9 million had been recorded in Gas Stored Underground within Current Assets, and $6.9 million had been recorded in Gas Stored Underground within Other Assets. The application was approved by the FERC in April 2023.

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

The Defendants believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court's ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court's ruling. Briefing by the parties at the Trial Court on the remanded issues is scheduled to be completed in the fall of 2023.

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

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of June 30, 2023, the commitments were approximately $151.0 million, all of which are expected to be settled within the next twelve months.

Note 7:  Financing

Notes and Debentures

As of June 30, 2023, and December 31, 2022, the Company had principal amounts of notes and debentures outstanding of $3.3 billion, with a weighted-average interest rate of 4.84%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of June 30, 2023, Boardwalk Pipelines and its operating subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

As of June 30, 2023, and December 31, 2022, the Company had available the entire $1.0 billion of borrowing capacity under its revolving credit facility. The Company and its subsidiaries were in compliance with all covenant requirements under its revolving credit facility as of June 30, 2023.

On June 30, 2023, the Company entered into Amendment No. 5 to Third Amended and Restated Revolving Credit Agreement, which extended the maturity date of the Company's revolving credit facility from May 27, 2027, to May 26, 2028, while preserving the two one-year extensions that can be exercised at the Company's election. One lender did not elect to participate in the extension, and the available borrowing capacity will decrease from $1.0 billion to $912.2 million after May 27, 2027.

Note 8: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended June 30, 2023 and 2022, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.5	$0.7	$—	$—
Interest cost	1.1	0.5	0.3	0.2
Expected return on plan assets	(0.9)	(1.5)	(0.6)	(0.5)
Amortization of unrecognized net loss	0.4	—	—	—
Settlement charge	0.6	0.9	—	—
Regulatory asset decrease	—	0.8	—	—
Net periodic benefit cost	$1.7	$1.4	$(0.3)	$(0.3)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the six months ended June 30, 2023 and 2022, were as follows (in millions):

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$1.0	$1.3	$—	$—
Interest cost	2.0	1.1	0.6	0.4
Expected return on plan assets	(1.8)	(3.0)	(1.2)	(0.9)
Amortization of unrecognized net loss	0.9	—	—	—
Settlement charge	1.0	1.6	—	—
Regulatory asset decrease	—	1.5	—	—
Net periodic benefit cost	$3.1	$2.5	$(0.6)	$(0.5)

During the six months ended June 30, 2023, the Company made $2.1 million in contributions to the defined benefit pension plan and expects to fund an additional $0.9 million in the remainder of 2023.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.4 million and $3.1 million for the three months ended June 30, 2023 and 2022, and $6.7 million and $6.1 million for the six months ended June 30, 2023 and 2022.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.1 million and $0.9 million for the three months ended June 30, 2023 and 2022, and $2.2 million and $1.8 million for the six months ended June 30, 2023 and 2022, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2023	2022
Cash paid during the period for:
Interest (net of amount capitalized)	$74.1	$73.8
Non-cash investing activities:
Accounts payable and property, plant and equipment	30.5	32.3
Right-of-use asset obtained in exchange for lease obligations	1.0	—
Gas stored underground and property, plant and equipment	47.8	—

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

The following table presents a reconciliation of net income to EBITDA for the six months ended June 30, 2023 and 2022 (in millions):

	For the Six Months Ended June 30,
	2023	2022
Net income	$197.7	$180.0
Income taxes	0.5	0.4
Depreciation and amortization	201.0	191.6
Interest expense	78.0	84.3
Interest income	(6.0)	(0.1)
EBITDA	$471.2	$456.2

For the Six Months Ended June 30, 2023 and 2022

Our net income for the six months ended June 30, 2023, increased $17.7 million, or 10%, to $197.7 million compared to $180.0 million for the six months ended June 30, 2022. Our EBITDA for the six months ended June 30, 2023, increased $15.0 million, or 3%, to $471.2 million as compared to the comparable 2022 period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the six months ended June 30, 2023, increased $52.2 million, or 7%, to $753.0 million, compared to $700.8 million for the six months ended June 30, 2022. Including fuel and transportation expenses, operating revenues increased $52.8 million, or 8%. The increase was driven by an increase in our transportation revenues of $46.6 million primarily due to re-contracting at higher rates and recently completed growth projects, as well as a $13.0 million increase in our storage and parking and lending revenues due to favorable market conditions. These increases were partially offset by $8.1 million from lower product sales.

Operating costs and expenses for the six months ended June 30, 2023, increased $43.8 million, or 10%, to $484.1 million, compared to $440.3 million for the six months ended June 30, 2022. Excluding expenses offset with operating revenues, operating costs and expenses increased $44.4 million, or 10%. Our operating expenses were impacted by the following items:

•increased operating and maintenance expenses of $23.8 million primarily due to higher maintenance projects associated with the requirements of the Mega Rule and higher employee-related and materials and supplies costs; and
•increased administrative and general expenses of $10.0 million primarily due to higher employee-related and outside services costs.

Our depreciation and amortization and interest were impacted by the following items:

•an increased asset base from recently completed growth projects and a change in the estimated life of certain of our assets which collectively increased our depreciation and amortization expense by $9.4 million; and
•lower interest expense of $6.3 million due to lower average outstanding long-term debt and higher interest income of $5.9 million due to income earned from cash invested in money market funds.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our cash on hand, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2023. We also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we have $500.0 million of remaining capacity available to publicly issue debt securities, warrants or rights. In June 2023, our revolving credit facility was amended to extend the maturity date by one year to May 26, 2028. Refer to Note 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of June 30, 2023, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of June 30, 2023, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of June 30, 2023
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(14.8)
Total debt and finance lease obligation	$3,235.2

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

Capital Expenditures

Maintenance capital expenditures for the six months ended June 30, 2023 and 2022, were $55.9 million and $38.9 million. Growth capital expenditures for the six months ended June 30, 2023 and 2022, were $94.9 million and $76.3 million. During the six months ended June 30, 2022, we spent $6.7 million on natural gas to be used in our integrated natural gas pipeline system.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of June 30, 2023, and December 31, 2022, were $3.3 billion. Refer to Note 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2022 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $31.1 million to $424.2 million for the six months ended June 30, 2023, compared to $393.1 million for the comparable 2022 period, primarily due to changes in net income adjusted for depreciation and amortization and other non-cash operating activities, and the impacts of lower natural gas prices on our imbalance activities.

Changes in cash flow from investing activities

Net cash used in investing activities increased $27.1 million to $150.7 million for the six months ended June 30, 2023, compared to $123.6 million for the comparable 2022 period. The increase was primarily driven by an increase in capital spending primarily related to maintenance projects associated with the requirements of the Mega Rule and greenhouse gas emission reduction initiatives, and increased spending for growth projects.

Changes in cash flow from financing activities

Cash flow from financing activities changed by $197.5 million to net cash used in financing activities of $0.5 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $197.0 million for the comparable 2022 period, primarily due to a decrease in long-term debt activities.

Off-Balance Sheet Arrangements

At June 30, 2023, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Agreement and Amendment No. 5 to Third Amended and Restated Revolving Credit Agreement, dated as of June 30, 2023, among Boardwalk Pipelines, LP, Texas Gas Transmission, LLC and Gulf South Pipeline Company, LLC, as borrowers, Boardwalk Pipeline Partners, LP, as guarantor, the several lenders and issuers party thereto, and Wells Fargo Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 3, 2023).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
July 31, 2023	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial and Information Officer (Duly authorized officer and principal financial officer)