Form 10-Q
period 2023-09-30
Boardwalk Pipeline Partners, LP
filed 2023-10-30
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2023

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2023	December 31, 2022
Current Assets:
Cash and cash equivalents	$265.0	$215.6
Receivables:
Trade, net	169.2	148.4
Other	24.6	25.4
Gas transportation receivables	6.7	22.0
Gas stored underground	7.5	41.6
Prepayments	29.3	23.7
Other current assets	9.0	8.7
Total current assets	511.3	485.4

Property, Plant and Equipment:
Natural gas transmission and other plant	13,156.7	12,616.7
Construction work in progress	235.4	187.6
Property, plant and equipment, gross	13,392.1	12,804.3
Less—accumulated depreciation and amortization	4,574.3	4,288.3
Property, plant and equipment, net	8,817.8	8,516.0

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	99.1	153.5
Other	211.4	177.6
Total other assets	547.9	568.5

Total Assets	$9,877.0	$9,569.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2023	December 31, 2022
Current Liabilities:
Payables:
Trade	$113.4	$70.7
Affiliates	3.3	2.6
Other	17.1	17.4
Gas transportation payables	7.3	41.2
Accrued taxes, other	89.4	62.8
Accrued interest	39.4	33.9
Accrued payroll and employee benefits	39.9	38.3
Regulatory liabilities	14.2	55.1
Asset retirement obligations	19.1	17.3
Other current liabilities	45.0	33.4
Total current liabilities	388.1	372.7

Long-term debt and finance lease obligation	3,236.1	3,233.4

Other Liabilities and Deferred Credits:
Pension liability	6.9	8.8
Asset retirement obligations	60.4	53.9
Provision for other asset retirement	96.7	93.2
Other	118.1	105.7
Total other liabilities and deferred credits	282.1	261.6

Commitments and Contingencies

Partners' Capital:
Partners' capital	6,048.6	5,781.7
Accumulated other comprehensive loss	(77.9)	(79.5)
Total partners' capital	5,970.7	5,702.2

Total Liabilities and Partners' Capital	$9,877.0	$9,569.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Transportation	$299.7	$288.1	$940.9	$886.5
Storage, parking and lending	39.5	32.0	115.5	93.5
Other	16.5	16.9	52.3	57.8
Total operating revenues	355.7	337.0	1,108.7	1,037.8
Operating Costs and Expenses:
Fuel and transportation	7.0	5.0	19.6	18.2
Operation and maintenance	73.8	67.8	201.5	171.7
Administrative and general	44.2	36.6	126.7	109.1
Depreciation and amortization	101.9	102.4	302.9	294.0
Loss on sale of assets and impairments	—	6.3	0.1	7.1
Taxes other than income taxes	27.8	28.6	88.0	86.9
Total operating costs and expenses	254.7	246.7	738.8	687.0
Operating income	101.0	90.3	369.9	350.8
Other Deductions (Income):
Interest expense	38.7	41.8	116.7	126.1
Interest income	(5.7)	(1.1)	(11.7)	(1.2)
Miscellaneous other income, net	(1.3)	(0.9)	(2.6)	(5.0)
Total other deductions	31.7	39.8	102.4	119.9
Income before income taxes	69.3	50.5	267.5	230.9
Income taxes	0.1	0.2	0.6	0.6
Net income	$69.2	$50.3	$266.9	$230.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$69.2	$50.3	$266.9	$230.3
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	—	—	0.1	0.4
Pension and other postretirement benefit costs, net of tax	0.2	0.7	1.5	1.4
Total Comprehensive Income	$69.4	$51.0	$268.5	$232.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$266.9	$230.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	302.9	294.0
Amortization of deferred costs and other	15.7	2.8
Loss on sale of assets and impairments	0.1	7.1
Changes in operating assets and liabilities:
Trade and other receivables	28.5	15.7
Gas transportation and storage receivables and payables	(1.3)	5.9
Prepayments and other assets	(4.6)	(7.3)
Trade and other payables	(5.1)	9.9
Other payables, affiliates	0.1	(0.2)
Accrued liabilities	31.1	25.0
Other liabilities	(5.0)	(1.5)
Net cash provided by operating activities	629.3	581.7
INVESTING ACTIVITIES:
Capital expenditures	(231.9)	(208.0)
Proceeds from sale of operating assets	0.2	1.0
Advances to affiliates	—	(2.7)
Acquisition of business	(347.6)	—
Net cash used in investing activities	(579.3)	(209.7)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	495.0
Repayment of borrowings from long-term debt	—	(300.0)
Payment of financing fees	(0.6)	(0.6)
Principal payment of finance lease obligation	(0.6)	(0.6)
Advances from affiliates	0.6	3.0
Net cash (used in) provided by financing activities	(0.6)	196.8
Increase in cash and cash equivalents	49.4	568.8
Cash and cash equivalents at beginning of period	215.6	39.1
Cash and cash equivalents at end of period	$265.0	$607.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended September 30, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance June 30, 2022	$5,721.7	$(71.5)	$5,650.2
Add:
Net income	50.3	—	50.3
Other comprehensive income, net of tax	—	0.7	0.7
Balance September 30, 2022	$5,772.0	$(70.8)	$5,701.2

	Three Months Ended September 30, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance June 30, 2023	$5,979.4	$(78.1)	$5,901.3
Add:
Net income	69.2	—	69.2
Other comprehensive income, net of tax	—	0.2	0.2
Balance September 30, 2023	$6,048.6	$(77.9)	$5,970.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Nine Months Ended September 30, 2022
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2021	$5,541.7	$(72.6)	$5,469.1
Add:
Net income	230.3	—	230.3
Other comprehensive income, net of tax	—	1.8	1.8
Balance September 30, 2022	$5,772.0	$(70.8)	$5,701.2

	Nine Months Ended September 30, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2022	$5,781.7	$(79.5)	$5,702.2
Add:
Net income	266.9	—	266.9
Other comprehensive income, net of tax	—	1.6	1.6
Balance September 30, 2023	$6,048.6	$(77.9)	$5,970.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of September 30, 2023, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2023, and December 31, 2022, its results of operations, comprehensive income and changes in partners' capital for the three and nine months ended September 30, 2023 and 2022, and its changes in cash flows for the nine months ended September 30, 2023 and 2022, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2022 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

Note 2: Acquisition

On September 29, 2023, Boardwalk Resources Company, LLC, a wholly owned subsidiary of the Company, acquired 100% of the equity interests of Williams Olefins Pipeline Holdco LLC (Bayou Ethane) from Williams Field Services Group, LLC for $347.6 million in cash, including working capital. Bayou Ethane owns an approximately 380-mile ethane pipeline system from Mont Belvieu, Texas, to the Mississippi River corridor in Louisiana and two 15-mile pipelines in the Houston Ship Channel area that carry ammonia and hydrogen chloride. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas. In providing supply services, Bayou Ethane purchases ethane at Mont Belvieu and various locations in Louisiana and utilizes its pipeline to deliver supply to its customers. The acquisition allows the Company to extend its assets and diversify its customer base and service offerings, and to complement its existing NGLs operations. The purchase price was funded with available cash on hand.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values for property, plant and equipment (PPE) were determined primarily using a combination of the market and cost approaches. The fair values for the customer-based intangibles were determined using a discounted cash flow analysis under the income approach. As of September 29, 2023, the acquisition date, the preliminary fair values of the assets acquired and liabilities assumed were as follows (in millions):

Current assets	$38.3
Property, plant and equipment	296.2
Customer-based intangibles (1)	33.9
Noncurrent assets	0.4
Total assets acquired	368.8
Current liabilities	20.5
Noncurrent liabilities	0.7
Total liabilities assumed	21.2
Net assets acquired	$347.6

(1)Customer-based intangibles have a weighted-average useful life of 35 years and are recorded in Other Assets.
The purchase price allocation is preliminary and may be subject to change as the working capital amounts are finalized. The Company expects to finalize the purchase price allocation no later than the first quarter of 2024.

For the three and nine months ended September 30, 2023, the acquisition contributed immaterial amounts to the Company’s operating revenues and net income. The Company incurred an immaterial amount of acquisition costs related to the acquisition for the three and nine months ended September 30, 2023. Acquisition costs were expensed as incurred and are recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Pro Forma Financial Information

The following unaudited pro forma results of operations are presented as if the acquisition occurred on January 1, 2022. Such results are not necessarily indicative of future results. These pro forma results also do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve or the costs necessary to achieve those objectives (in millions):

	Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenue (1)(2)	$497.9	$589.8	$1,453.8	$1,705.7
Net income (loss) (2)	76.2	47.8	274.6	244.5

(1)Bayou Ethane provides ethane supply services, which will result in ethane sales and purchases being presented on a gross basis in the Condensed Consolidated Statements of Income. The pricing contained in the purchase and sales agreements associated with the supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences, there is little to no direct commodity price exposure.

(2)Ethane prices for the three and nine months ended September 30, 2023, were lower than the comparable periods for 2022, which resulted in higher revenues in the 2022 period for the Bayou Ethane related revenues. The third quarter 2022 period for Bayou Ethane experienced a lower of cost or market adjustment of $2.4 million on the ethane inventory held in storage.

The pro forma information was adjusted for the following items:

•Revenues and operating costs were based on actual results for the periods indicated. Acquisition costs were not material and were excluded; and
•Depreciation and amortization expense was calculated using PPE and intangible asset amounts as determined by the purchase price allocation and estimated useful lives.

Note 3: Revenues

The Company operates in one reportable segment. It contracts directly with end-use customers, including electric power generators, local distribution companies, industrial users and exporters of liquefied natural gas. Customer contracts also include producers and marketers of natural gas, and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following table presents the Company's revenues disaggregated by type of service (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from Contracts with Customers
Firm Service (1)	$330.4	$305.3	$1,030.3	$950.5
Interruptible Service	13.0	16.7	41.1	35.5
Other revenues	3.6	6.3	11.5	26.6
Total Revenues from Contracts with Customers	347.0	328.3	1,082.9	1,012.6
Other operating revenues (2)	8.7	8.7	25.8	25.2
Total Operating Revenues	$355.7	$337.0	$1,108.7	$1,037.8

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

Contract Balances

As of September 30, 2023, and December 31, 2022, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $169.2 million and $148.4 million, contract assets recorded in Other Assets from contracts with a customer of $4.5 million and $3.3 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $22.2 million and $23.0 million.

As of September 30, 2023, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the nine months ended September 30, 2023, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2022(1)	$23.0
Revenues recognized that were included in the contract liability balances at the beginning of the period	(3.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.6
Other	0.6
Balance as of September 30, 2023(1)	$22.2

(1)As of September 30, 2023, and December 31, 2022, $3.7 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $18.5 million and $19.4 million were recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2023. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts or guaranteed minimum fees associated with the performance obligation that are satisfied at a point in time under certain ethane sales contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of the ethane sales contracts because of the variable nature of ethane prices, and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2023 (1)	2024	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2023	$369.0	$1,290.5	$7,514.0	$9,173.5
Operating revenues which are fixed and determinable (operating leases)	7.0	27.5	191.0	225.5
Total projected operating revenues under committed firm agreements as of September 30, 2023	$376.0	$1,318.0	$7,705.0	$9,399.0

(1)The 2023 period is for the remaining three months ending December 31, 2023. For the nine months ended September 30, 2023, the Company recognized $977.8 million of fixed fee revenues for the fulfillment of performance obligations.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and gas or NGLs may be owed to the operating subsidiaries as a result of transportation imbalances. As of September 30, 2023, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 6.4 trillion British thermal units (TBtu). Assuming an average market price during September 2023 of $2.47 per million British thermal unit (MMBtu), the market value of that gas was approximately $15.8 million. As of December 31, 2022, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.3 TBtu. Assuming an average market price during December 2022 of $5.33 per MMBtu, the market value of that gas was approximately $70.9 million. As of September 30, 2023, and December 31, 2022, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries. If any significant customer should have credit or financial problems resulting in a delay or failure to pay for services provided or repay the gas owed to the operating subsidiaries, it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Note 5: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2022 Annual Report on Form 10-K.

The Company had equity securities recorded at fair value on a recurring basis in Other Current Assets of $2.7 million and $3.0 million as of September 30, 2023, and December 31, 2022, which were considered Level 1 investments. The Company had no liabilities recorded at fair value on a recurring basis as of September 30, 2023, and December 31, 2022.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, were as follows (in millions):

As of September 30, 2023			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$265.0		$265.0	$—	$—	$265.0
Financial Liabilities
Long-term debt	$3,236.6	(1)	$—	$2,999.3	$—	$2,999.3

(1)The carrying amount of long-term debt excluded a $3.8 million long-term finance lease obligation and $4.3 million of unamortized debt issuance costs.

As of December 31, 2022			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$215.6		$215.6	$—	$—	$215.6
Financial Liabilities
Long-term debt	$3,234.0	(1)	$—	$3,041.4	$—	$3,041.4

(1)The carrying amount of long-term debt excluded a $4.5 million long-term finance lease obligation and $5.1 million of unamortized debt issuance costs.

Note 6: Property, Plant and Equipment

In September 2022, Gulf South Pipeline Company, LLC (Gulf South), a wholly owned subsidiary of the Company, submitted an application with the FERC seeking authorization to reclassify 13.5 billion cubic feet of working gas as additional base gas. The reclassification was necessary to reflect changing operational needs and was supported, among other things, by an operational study of certain storage assets. In the first quarter 2023, the FERC comment period closed with no protests. As of

March 31, 2023, as a result of the operational need for the base gas, Gulf South reclassified the carrying amount of approximately $47.8 million of natural gas to Property, Plant and Equipment, of which $40.9 million had been recorded in Gas Stored Underground within Current Assets, and $6.9 million had been recorded in Gas Stored Underground within Other Assets. The application was approved by the FERC in April 2023.

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

The Defendants believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court's ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court's ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023.

City of New Orleans Litigation

Gulf South, along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants' drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. In October 2020, this case was stayed pending the outcome of a consolidated appeal to the Fifth Circuit Court of Appeals in a similar case. On August 5, 2021, the Fifth Circuit Court of Appeals ruled in favor of the oil-

and-gas defendants in that consolidated appeal, finding that the two cases being appealed should be re-examined in federal district court since they involve operations that were federally overseen at the time. The ruling reverses a previous decision that allowed the cases to be heard in state court, which the plaintiffs had sought. As a result of the Fifth Circuit Court of Appeals' decision, it is anticipated that this case will be reviewed in federal district court to determine whether the case should be heard in that court.

Gulf South and Texas Gas Transmission, LLC (Texas Gas) have been named as defendants in several suits in the State of Louisiana that are similar in nature to the City of New Orleans Litigation discussed above. These cases were filed in Louisiana state courts and are advancing to discovery.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of September 30, 2023, the commitments were approximately $200.5 million, all of which are expected to be settled within the next twelve months.

Pipeline Capacity and Storage Agreements

In conjunction with the Bayou Ethane acquisition, the Company has assumed a pipeline capacity agreement with a third party to facilitate the transportation of ethane and an ethane storage agreement. Additionally, the Company has pipeline capacity and storage agreements with third parties that allow it to transport natural gas to off-system markets on behalf of its customers or store natural gas. The Company's future commitments related to these agreements as of September 30, 2023, were (in millions):

2023 (1)	$2.0
2024	7.9
2025	8.0
2026	8.0
2027	3.2
Thereafter	0.1
Total	$29.2

(1) The 2023 period is for the remaining three months ending December 31, 2023.

Note 8:  Financing

Notes and Debentures

As of September 30, 2023, and December 31, 2022, the Company had principal amounts of notes and debentures outstanding of $3.3 billion, with a weighted-average interest rate of 4.84%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of September 30, 2023, the Company and its subsidiaries were in compliance with their debt covenants.

Revolving Credit Facility

As of September 30, 2023, and December 31, 2022, the Company had available the entire $1.0 billion of borrowing capacity under its revolving credit facility. The Company and its subsidiaries were in compliance with all covenant requirements under its revolving credit facility as of September 30, 2023.

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

Note 9: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the three months ended September 30, 2023 and 2022, were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Service cost	$0.5	$0.5	$—	$—
Interest cost	1.1	1.0	0.3	0.2
Expected return on plan assets	(0.9)	(1.1)	(0.6)	(0.4)
Amortization of unrecognized net loss	0.4	0.4	—	—
Settlement charge	0.1	0.5	—	—
Regulatory asset increase	—	(0.6)	—	—
Net periodic benefit cost	$1.2	$0.7	$(0.3)	$(0.2)

Components of net periodic benefit cost for both the Retirement Plans and PBOP for the nine months ended September 30, 2023 and 2022, were as follows (in millions):

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$1.5	$1.8	$—	$—
Interest cost	3.1	2.1	0.9	0.6
Expected return on plan assets	(2.7)	(4.1)	(1.8)	(1.3)
Amortization of unrecognized net loss	1.3	0.4	—	—
Settlement charge	1.1	2.1	—	—
Regulatory asset decrease	—	0.9	—	—
Net periodic benefit cost	$4.3	$3.2	$(0.9)	$(0.7)

During the nine months ended September 30, 2023, the Company made $3.7 million in contributions to the defined benefit pension plan and expects to fund an additional $1.1 million in the remainder of 2023.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.4 million and $3.0 million for the three months ended September 30, 2023 and 2022, and $10.1 million and $9.2 million for the nine months ended September 30, 2023 and 2022.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, and $3.2 million and $2.7 million for the nine months ended September 30, 2023 and 2022, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Interest (net of amount capitalized)	$105.4	$111.4
Non-cash investing activities:
Accounts payable and property, plant and equipment	57.4	52.7
Right-of-use asset obtained in exchange for lease obligations	1.5	—
Gas stored underground and property, plant and equipment	47.8	—

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

We primarily operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) industry, providing transportation and storage for those commodities.

Acquisition

On September 29, 2023, Boardwalk Resources Company, LLC, a wholly owned subsidiary of ours, acquired 100% of the equity interests of Williams Olefins Pipeline Holdco LLC (Bayou Ethane) from Williams Field Services Group, LLC for $347.6 million in cash, including working capital. Bayou Ethane owns an approximately 380-mile ethane pipeline system from Mont Belvieu, Texas, to the Mississippi River corridor in Louisiana and two 15-mile pipelines in the Houston Ship Channel area that carry ammonia and hydrogen chloride. Bayou Ethane provides ethane supply and transportation services for industrial customers in Louisiana and Texas. In providing supply services, Bayou Ethane purchases ethane at Mont Belvieu and various locations in Louisiana and utilizes its pipeline to deliver supply to its customers. The pricing contained in the purchase and sales agreements associated with the supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, for example while a customer’s plant is undergoing maintenance, there is little to no direct commodity price exposure. The acquisition allows us to extend our assets and diversify our customer base and service offerings, and to complement our existing NGLs operations. The purchase price was funded with available cash on hand.

For the three and nine months ended September 30, 2023, the acquisition contributed immaterial amounts to our operating revenues and net income.

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

The following table presents a reconciliation of net income to EBITDA for the nine months ended September 30, 2023 and 2022 (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Net income	$266.9	$230.3
Income taxes	0.6	0.6
Depreciation and amortization	302.9	294.0
Interest expense	116.7	126.1
Interest income	(11.7)	(1.2)
EBITDA	$675.4	$649.8

For the Nine Months Ended September 30, 2023 and 2022

Our net income for the nine months ended September 30, 2023, increased $36.6 million, or 16%, to $266.9 million compared to $230.3 million for the nine months ended September 30, 2022. Our EBITDA for the nine months ended September 30, 2023, increased $25.6 million, or 4%, to $675.4 million as compared to the comparable 2022 period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the nine months ended September 30, 2023, increased $70.9 million, or 7%, to $1,108.7 million, compared to $1,037.8 million for the nine months ended September 30, 2022. Including fuel and transportation expenses, operating revenues increased $69.5 million, or 7%. The increase was driven by an increase in our transportation revenues of $60.3 million primarily due to re-contracting at higher rates and recently completed growth projects, as well as a $19.8 million increase in our storage, parking and lending revenues due to favorable market conditions. These increases were partially offset by $9.0 million from lower product sales.

Operating costs and expenses for the nine months ended September 30, 2023, increased $51.8 million, or 8%, to $738.8 million, compared to $687.0 million for the nine months ended September 30, 2022. Excluding expenses offset with operating revenues, operating costs and expenses increased $50.4 million, or 8%. Our operating expenses were impacted by the following items:

•increased operating and maintenance expenses of $29.8 million primarily due to higher maintenance projects associated with the requirements of the Mega Rule and higher materials and supplies and outside services costs; and
•increased administrative and general expenses of $17.6 million primarily due to higher employee-related and outside services costs.

Our depreciation and amortization and interest were impacted by the following items:

•an increased asset base from recently completed growth projects and a change in the estimated life of certain of our assets which collectively increased our depreciation and amortization expense by $8.9 million; and
•lower interest expense of $9.4 million due to lower average outstanding long-term debt and higher interest income of $10.5 million due to income earned from cash invested in money market funds.

Liquidity and Capital Resources

We anticipate that our existing capital resources, including our cash on hand, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2023. During the third quarter 2023, we filed a $1.5 billion shelf registration statement with the Securities and Exchange Commission (SEC), which was declared effective in September 2023, under which we may publicly issue debt securities, warrants or rights from time to time. In June 2023, our revolving credit facility was amended to extend the maturity date by one year to May 26, 2028. Refer to Note 8 in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of September 30, 2023, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed are not subject to the reporting requirements of Rule 13-01 of Regulation S-X. As of September 30, 2023, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 of Regulation S-X (in millions):

As of September 30, 2023
Principal amounts guaranteed by Boardwalk Pipeline Partners (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(13.9)
Total debt and finance lease obligation	$3,236.1

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2023 and 2022, were $95.2 million and $79.4 million. Growth capital expenditures for the nine months ended September 30, 2023 and 2022, were $136.7 million and $121.9 million. During the nine months ended September 30, 2022, we spent $6.7 million on natural gas to be used in our integrated natural gas pipeline system. During the nine months ended September 30, 2023, we purchased Bayou Ethane for $347.6 million.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of September 30, 2023, and December 31, 2022, were $3.3 billion. Refer to Note 8 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2022 Annual Report on Form 10-K for more information on our financing activities and debt obligations. In connection with the Bayou Ethane acquisition, we also assumed certain long-term purchase agreements, with the majority expiring in approximately four years, that allow us to source ethane for up to 68,000 barrels per day to meet our customers' needs.

Changes in cash flow from operating activities

Net cash provided by operating activities increased $47.6 million to $629.3 million for the nine months ended September 30, 2023, compared to $581.7 million for the comparable 2022 period, primarily due to changes in net income adjusted for depreciation and amortization and other non-cash operating activities.

Changes in cash flow from investing activities

Net cash used in investing activities increased $369.6 million to $579.3 million for the nine months ended September 30, 2023, compared to $209.7 million for the comparable 2022 period. The increase was primarily driven by the Bayou Ethane acquisition and an increase in capital spending primarily related to maintenance projects associated with the requirements of the Mega Rule and greenhouse gas emission reduction initiatives, and increased spending for growth projects.

Changes in cash flow from financing activities

Cash flow from financing activities changed by $197.4 million to net cash used in financing activities of $0.6 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $196.8 million for the comparable 2022 period, primarily due to a decrease in long-term debt activities.

Off-Balance Sheet Arrangements

At September 30, 2023, we had no guarantees of off-balance sheet debt to third parties, no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings and no other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
October 30, 2023	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial and Information Officer (Duly authorized officer and principal financial officer)