Form 10-Q
period 2024-03-31
Boardwalk Pipeline Partners, LP
filed 2024-05-06
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2024

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2024	December 31, 2023
Current Assets:
Cash and cash equivalents	$447.0	$20.1
Receivables:
Trade, net	170.7	204.6
Other	20.5	24.9
Gas transportation receivables	3.0	7.0
Prepayments	18.5	24.3
Short-term investments	244.2	—
Other current assets	19.5	7.8
Total current assets	923.4	288.7

Property, Plant and Equipment:
Natural gas transmission and other plant	13,283.4	13,242.3
Construction work in progress	338.8	287.2
Property, plant and equipment, gross	13,622.2	13,529.5
Less—accumulated depreciation and amortization	4,774.5	4,672.9
Property, plant and equipment, net	8,847.7	8,856.6

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	90.8	99.3
Other	221.7	214.4
Total other assets	549.9	551.1

Total Assets	$10,321.0	$9,696.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2024	December 31, 2023
Current Liabilities:
Payables:
Trade	$90.6	$113.2
Affiliates	3.5	3.4
Other	16.2	16.4
Gas transportation payables	5.7	7.8
Accrued taxes, other	45.0	67.9
Accrued interest	43.8	34.2
Accrued payroll and employee benefits	27.1	44.0
Current portion of long-term debt	599.3	—
Other current liabilities	65.9	75.4
Total current liabilities	897.1	362.3

Long-term debt and finance lease obligation	3,232.3	3,261.9

Other Liabilities and Deferred Credits:
Pension liability	4.7	4.7
Asset retirement obligations	59.4	59.2
Provision for other asset retirement	99.6	98.1
Other	122.0	119.1
Total other liabilities and deferred credits	285.7	281.1

Commitments and Contingencies

Partners' Capital:
Partners' capital	5,982.5	5,867.7
Accumulated other comprehensive loss	(76.6)	(76.6)
Total partners' capital	5,905.9	5,791.1

Total Liabilities and Partners' Capital	$10,321.0	$9,696.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues:
Transportation	$361.3	$343.3
Storage, parking and lending	46.1	32.7
Product sales	84.7	0.8
Other	18.4	17.5
Total operating revenues	510.5	394.3
Operating Costs and Expenses:
Fuel and transportation	7.2	8.0
Product costs	63.8	—
Operation and maintenance	58.9	57.3
Administrative and general	49.3	42.3
Depreciation and amortization	105.5	99.8
Gain on sale of assets, impairments and other	(7.7)	—
Taxes other than income taxes	31.7	30.4
Total operating costs and expenses	308.7	237.8
Operating income	201.8	156.5
Other Deductions (Income):
Interest expense	43.3	38.9
Interest income	(3.7)	(1.7)
Miscellaneous other income, net	(3.0)	—
Total other deductions	36.6	37.2
Income before income taxes	165.2	119.3
Income taxes	0.4	0.3
Net income	$164.8	$119.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$164.8	$119.0
Other comprehensive income:
Pension and other postretirement benefit costs, net of tax	—	0.6
Total Comprehensive Income	$164.8	$119.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$164.8	$119.0
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	105.5	99.8
Amortization of deferred costs and other	1.8	7.9
Gain on sale of assets, impairments and other	(7.7)	—
Changes in operating assets and liabilities:
Trade and other receivables	36.2	15.5
Gas receivables and payables and product inventory	(12.3)	(11.9)
Prepayments and other assets	4.3	10.3
Trade and other payables	(19.5)	(5.2)
Other payables, affiliates	0.1	0.1
Accrued liabilities	(29.9)	(37.6)
Other liabilities	5.9	8.1
Net cash provided by operating activities	249.2	206.0
INVESTING ACTIVITIES:
Capital expenditures	(97.3)	(86.1)
Proceeds from sale of operating assets	0.2	0.1
Purchase of short-term investments	(244.2)	—
Net cash used in investing activities	(341.3)	(86.0)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	594.2	—
Proceeds from borrowings on revolving credit facility	170.0	—
Repayments of borrowings on revolving credit facility	(195.0)	—
Principal payment of finance lease obligation	(0.2)	(0.2)
Advances from affiliates	—	0.1
Distributions paid	(50.0)	—
Net cash provided by (used in) financing activities	519.0	(0.1)
Increase in cash and cash equivalents	426.9	119.9
Cash and cash equivalents at beginning of period	20.1	215.6
Cash and cash equivalents at end of period	$447.0	$335.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2022	$5,781.7	$(79.5)	$5,702.2
Add:
Net income	119.0	—	119.0
Other comprehensive income, net of tax	—	0.6	0.6
Balance March 31, 2023	$5,900.7	$(78.9)	$5,821.8

	Three Months Ended March 31, 2024
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2023	$5,867.7	$(76.6)	$5,791.1
Add (deduct):
Net income	164.8	—	164.8
Distributions paid	(50.0)	—	(50.0)
Balance March 31, 2024	$5,982.5	$(76.6)	$5,905.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of March 31, 2024, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2024, and December 31, 2023, and its results of operations, comprehensive income and changes in cash flow and partners' capital for the three months ended March 31, 2024 and 2023, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2023 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

Certain amounts reported in Other revenues were reclassified to Product sales to conform to the current presentation in connection with the acquisition discussed in Note 2. The amounts reclassified represent NGL product sales that occurred during 2023. Product costs associated with these product sales were immaterial. The effect of the reclassification was a decrease in Other revenues and an increase in Product sales of $0.8 million for 2023. This reclassification had no impact on Total operating revenues, Operating income or Net income.

Short-Term Investment Accounting Policy

The Company has invested in short-term investments that have been classified as held-to-maturity as the Company has the intent and the ability to hold the short-term investments until they mature. As of March 31, 2024, the Company had recorded $244.2 million of U.S. treasury bills on its Condensed Consolidated Balance Sheets, maturing in September 2024, at amortized cost. The carrying amount of the U.S. treasury bills is adjusted for the accretion of discounts over the remaining life of the investment. Income related to the U.S. treasury bills was recorded in Interest Income on the Condensed Consolidated Statements of Income.

Note 2: Acquisition

On September 29, 2023, Boardwalk Resources Company, LLC, a wholly owned subsidiary of the Company, acquired Williams Olefins Pipeline Holdco LLC, renamed Boardwalk Ethane Pipeline Holdco, LLC (Bayou Ethane) after the acquisition, from Williams Field Services Group, LLC for $355.0 million in cash.

Pro Forma Financial Information

The following unaudited pro forma results of operations of the Company are presented as if the acquisition occurred on January 1, 2023. Such results are not necessarily indicative of future results. These pro forma results also do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve or the costs necessary to achieve those objectives (in millions):

Pro Forma
For the Three Months Ended March 31,
2023
Operating revenues	$498.9
Net income	118.7

The pro forma information was adjusted for the following items:

•Operating revenues and costs were based on actual results for the periods indicated. Acquisition costs were not material and were excluded; and
•Depreciation and amortization expense was calculated using property, plant and equipment (PPE) and intangible asset amounts as determined by the purchase price allocation and estimated useful lives.

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

	For the Three Months Ended March 31,
	2024	2023
Revenues from Contracts with Customers
Firm Service (1)(2)	$440.2	$369.9
Interruptible Service	11.9	11.7
Other revenues (2)	48.6	4.0
Total Revenues from Contracts with Customers	500.7	385.6
Other operating revenues (2)(3)	9.8	8.7
Total Operating Revenues	$510.5	$394.3

(1)Revenues earned from contracts with minimum volume commitments (MVCs) are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2)Revenues attributable to Bayou Ethane were $40.0 million included in firm service from product sales earned from contracts with MVCs; $35.2 million included in other revenues from product sales earned from contracts with no MVCs; and $1.1 million included in other operating revenues for the three months ended March 31, 2024.

(3)Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of March 31, 2024, and December 31, 2023, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $170.7 million and $204.6 million, contract assets recorded in Other Assets from contracts with a customer of $7.7 million and $6.2 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $24.7 million and $21.4 million.

As of March 31, 2024, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the three months ended March 31, 2024, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2023 (1)	$21.4
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.3)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.6
Balance as of March 31, 2024 (1)	$24.7

(1)As of March 31, 2024, and December 31, 2023, $7.2 million and $3.5 million were recorded in Other Current Liabilities (current portion), and $17.5 million and $17.9 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the three months ended March 31, 2023, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2022 (1)	$23.0
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.1
Balance as of March 31, 2023 (1)	$26.1

(1)As of March 31, 2023, and December 31, 2022, $6.6 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $19.5 million and $19.4 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2024. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts or guaranteed minimum fees associated with the performance obligation that are satisfied at a point in time under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices, and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2024 (1)	2025	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2024	$1,041.5	$1,347.5	$7,955.0	$10,344.0
Operating revenues which are fixed and determinable (operating leases)	21.0	27.5	163.5	212.0
Total projected operating revenues under committed firm agreements as of March 31, 2024 (2)	$1,062.5	$1,375.0	$8,118.5	$10,556.0

(1)The 2024 period is for the remaining nine months ending December 31, 2024. For the three months ended March 31, 2024, the Company recognized $390.6 million of fixed fee revenues for the fulfillment of performance obligations.

(2)In March 2024, the Company executed a 108-year firm storage agreement with a customer. The estimated annual revenue from this contract is $3.1 million, with $328.4 million of unsatisfied performance obligations included in the “Thereafter” column. Per the tariff provisions, this customer was required to provide 90 days of collateral and the Company can suspend services due to non-payment.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of March 31, 2024, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 19.6 trillion British thermal units (TBtu). Assuming an average market price during March 2024 of $1.42 per million British thermal unit (MMBtu), the market value of that gas was approximately $27.8 million. As of March 31, 2024, the amount of ethylene owed to the Company’s operating subsidiaries from ethylene loaned under exchange agreements was approximately 64.0 million pounds. Assuming an average market price during March 2024 of $0.195 per pound, the market value of that ethylene was approximately $12.5 million. There were no amounts of ethylene owed to the Company’s operating subsidiaries under exchange agreements as of December 31, 2023. As of December 31, 2023, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2023 of $2.33 per MMBtu, the market value of that gas was approximately $26.1 million. As of March 31, 2024, and December 31, 2023, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries.

Note 5: Fair Value Measurements and Investments

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2023 Annual Report on Form 10-K.

The Company had equity securities recorded at fair value on a recurring basis in Other Current Assets of $2.8 million and $2.3 million as of March 31, 2024, and December 31, 2023, which were considered Level 1 investments. The Company had no liabilities recorded at fair value on a recurring basis as of March 31, 2024, and December 31, 2023.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, were as follows (in millions):

As of March 31, 2024			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$447.0		$447.0	$—	$—	$447.0
Short-term investments	244.2		244.2	—	—	244.2
Financial Liabilities
Debt, current and long-term	$3,833.6	(1)	$—	$3,718.0	$—	$3,718.0

(1)The carrying amount of debt excluded a $3.4 million long-term finance lease obligation and $5.4 million of unamortized debt issuance costs.

As of December 31, 2023			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20.1		$20.1	$—	$—	$20.1
Financial Liabilities
Long-term debt	$3,262.4	(1)	$—	$3,155.3	$—	$3,155.3

(1)The carrying amount of long-term debt excluded a $3.6 million long-term finance lease obligation and $4.1 million of unamortized debt issuance costs.

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

The Defendants believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court's ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court's ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023. A hearing on the remanded issues was held at the Trial Court in April 2024.

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

Gulf South and Texas Gas Transmission, LLC (Texas Gas) have been named as defendants in several suits in the State of Louisiana that are similar in nature to the City of New Orleans Litigation discussed above. These cases were filed in Louisiana state courts and discovery is ongoing.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of March 31, 2024, the commitments were approximately $172.7 million, all of which are expected to be settled within the next twelve months.

Note 7:  Financing

Notes and Debentures

As of March 31, 2024, and December 31, 2023, the Company had principal amounts of notes and debentures outstanding of $3.9 billion and $3.3 billion, with weighted-average interest rates of 4.98% and 4.84%, of which $600.0 million of the outstanding principal amount has been classified as current and is recorded as a component of Current Liabilities.

For the three months ended March 31, 2024, the Company completed the following debt issuance (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
February 2024	Boardwalk Pipelines	$600.0	$5.8	$594.2	(1)	5.625%	August 1, 2034	February 1 and August 1

(1)The net proceeds of this offering will be used to retire the outstanding $600.0 million aggregate principal amount of Boardwalk Pipelines 4.95% notes due December 2024.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2024, the Company and its subsidiaries were in compliance with their covenants under the indentures.

Revolving Credit Facility

As of March 31, 2024, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. As of December 31, 2023, outstanding borrowings under the Company's revolving credit facility were $25.0 million, with a weighted-average interest rate of 6.71%. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912.2 million from May 28, 2027, to May 26, 2028. The Company and its subsidiaries were in compliance with all covenant requirements under its revolving credit facility as of March 31, 2024.

Note 8: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023
Service cost	$0.5	$0.5	$—	$—
Interest cost	1.0	0.9	0.3	0.3
Expected return on plan assets	(1.0)	(0.9)	(0.6)	(0.6)
Amortization of unrecognized net loss	0.2	0.5	—	—
Settlement charge	0.1	0.4	—	—
Net periodic benefit cost (credit)	$0.8	$1.4	$(0.3)	$(0.3)

During the three months ended March 31, 2024, the Company made $0.5 million in contributions to the defined benefit pension plan and expects to fund an additional $2.5 million in the remainder of 2024.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.6 million and $3.3 million for the three months ended March 31, 2024 and 2023.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $50.0 million for the three months ended March 31, 2024. No distributions were paid for the three months ended March 31, 2023.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2024	2023
Cash paid during the period for:
Interest (net of amount capitalized)	$31.8	$31.5
Non-cash investing activities:
Accounts payable and PPE	46.5	29.9
Right-of-use asset obtained in exchange for lease obligations	7.8	—

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K).

We primarily operate in the midstream portion of the natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs) industry, providing transportation and storage for those commodities. We also provide ethane supply services for industrial customers in Louisiana and Texas.

Results of Operations

Note 2 in Part II, Item 8. of our 2023 Annual Report on Form 10-K contains a summary of our revenue contracts and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business such as changes in pricing on contract renewals and other factors. We have little to no direct commodity price exposure. Our operating costs and expenses do not vary significantly based upon the amount of products transported, with the exception of costs recorded in Fuel and transportation expense on our Condensed Consolidated Statements of Income. Our operations and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule and our efforts to monitor, control and reduce emissions, as further discussed in our 2023 Annual Report on Form 10-K.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a non-GAAP measure, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance.

The following table presents a reconciliation of net income to EBITDA for the three months ended March 31, 2024 and 2023 (in millions):

	For the Three Months Ended March 31,
	2024	2023
Net income	$164.8	$119.0
Income taxes	0.4	0.3
Depreciation and amortization	105.5	99.8
Interest expense	43.3	38.9
Interest income	(3.7)	(1.7)
EBITDA	$310.3	$256.3

For the Three Months Ended March 31, 2024 and 2023

Our net income for the three months ended March 31, 2024, increased $45.8 million, or 38%, to $164.8 million compared to $119.0 million for the three months ended March 31, 2023. Our EBITDA for the three months ended March 31, 2024, increased $54.0 million, or 21%, to $310.3 million as compared to the comparable 2023 period. Our net income and EBITDA increased primarily due to the factors discussed below, and also included increases of $2.4 million and $5.1 million from the acquisition of Williams Olefins Pipeline Holdco, LLC (Bayou Ethane) in September 2023.

Operating revenues for the three months ended March 31, 2024, increased $116.2 million, or 29%, to $510.5 million, compared to $394.3 million for the three months ended March 31, 2023. During the fourth quarter 2023, a customer released its no-notice service (NNS) into separate transportation and storage services, which resulted in an increase of storage revenues and a reduction in transportation revenues of $6.3 million in the first quarter 2024 compared to the comparable period in 2023. Excluding the $6.3 million impact from the NNS contract, our transportation revenues increased $24.2 million, primarily due to re-contracting at higher rates and recently completed growth projects; our storage, parking and lending revenues increased

$7.1 million due to favorable market conditions; our product sale revenues from the sale of natural gas, ethylene and propane increased by $9.4 million; and the Bayou Ethane acquisition contributed $74.5 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses for the three months ended March 31, 2024, increased $70.9 million, or 30%, to $308.7 million, compared to $237.8 million for the three months ended March 31, 2023. Our operating expenses were primarily impacted by the Bayou Ethane acquisition, which added an additional $71.8 million of operating costs, including $63.8 million of product costs and $2.7 million of depreciation and amortization expense.

Our depreciation and amortization and interest were impacted by the following items:

•higher depreciation and amortization expense of $5.7 million from an increased asset base from recently completed growth projects and the Bayou Ethane acquisition; and
•higher interest expense of $4.4 million due to higher average outstanding debt, partially offset by higher interest income of $2.0 million due to income earned from cash invested in short-term investments.

Liquidity and Capital Resources

In February 2024, we issued $600.0 million aggregate principal amount of Boardwalk Pipelines, LP (Boardwalk Pipelines) 5.625% notes due August 2034, and we paid a $50.0 million distribution to our general partner and Boardwalk Pipelines Holding Corp. We anticipate that our existing capital resources, including our cash and cash equivalents, short-term investments, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2024 and to retire our $600.0 million of debt that is maturing in December 2024. As of March 31, 2024, we also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we may publicly issue up to $900.0 million of debt securities, warrants or rights from time to time.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of March 31, 2024, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of March 31, 2024, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of March 31, 2024
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,750.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(18.4)
Total debt and finance lease obligation	$3,831.6

(1)This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 (the Guaranteed Notes), including $600.0 million of outstanding principal amounts that has been classified as current.
(2)This represents principal amounts of outstanding debt at Texas Gas Transmission, LLC.
(3)This represents amounts related to a finance lease and unamortized debt discount and issuance costs.

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

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2024 and 2023, were $38.4 million and $26.7 million. Growth capital expenditures for the three months ended March 31, 2024 and 2023, were $58.9 million and $59.4 million.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of March 31, 2024, and December 31, 2023, were $3.9 billion and $3.3 billion. Refer to Note 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 12 in Part II, Item 8. of our 2023 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

Critical Accounting Estimates and Policies

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

During 2024, there have been no significant changes to our critical accounting policies, judgments or estimates disclosed in our 2023 Annual Report on Form 10-K.

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

Refer to Part I, Item 1A. of our 2023 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2023 Annual Report on Form 10-K for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part I, Item 1A. of our 2023 Annual Report on Form 10-K.

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

4.1
Tenth Supplemental Indenture, dated February 15, 2024, by and among Boardwalk Pipelines, LP, as issuer, Boardwalk Pipeline Partners, LP, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Boardwalk Pipeline Partners, LP’s Current Report on Form 8-K, filed on February 16, 2024).

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 6, 2024	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)