Form 10-Q
period 2024-09-30
Boardwalk Pipeline Partners, LP
filed 2024-11-04
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2024

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2024	December 31, 2023
Current Assets:
Cash and cash equivalents	$255.9	$20.1
Receivables:
Trade, net	161.2	204.6
Other	17.8	24.9
Gas transportation receivables	7.0	7.0
Advances to affiliates	7.7	0.2
Prepayments	30.2	24.3
Short-term investments	603.1	—
Other current assets	20.1	7.6
Total current assets	1,103.0	288.7

Property, Plant and Equipment:
Natural gas transmission and other plant	13,564.2	13,242.3
Construction work in progress	196.0	287.2
Property, plant and equipment, gross	13,760.2	13,529.5
Less—accumulated depreciation and amortization	4,946.6	4,672.9
Property, plant and equipment, net	8,813.6	8,856.6

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	89.6	99.3
Other	226.8	214.4
Total other assets	553.8	551.1

Total Assets	$10,470.4	$9,696.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2024	December 31, 2023
Current Liabilities:
Payables:
Trade	$69.9	$113.2
Affiliates	12.9	3.4
Other	13.8	16.4
Gas transportation payables	5.2	7.8
Accrued taxes, other	90.7	67.9
Accrued interest	44.8	34.2
Accrued payroll and employee benefits	44.9	44.0
Current portion of long-term debt	599.8	—
Other current liabilities	49.5	75.4
Total current liabilities	931.5	362.3

Long-term debt and finance lease obligation	3,233.6	3,261.9

Other Liabilities and Deferred Credits:
Pension liability	4.0	4.7
Asset retirement obligations	60.4	59.2
Provision for other asset retirement	103.1	98.1
Other	127.8	119.1
Total other liabilities and deferred credits	295.3	281.1

Commitments and Contingencies

Partners' Capital:
Partners' capital	6,086.5	5,867.7
Accumulated other comprehensive loss	(76.5)	(76.6)
Total partners' capital	6,010.0	5,791.1

Total Liabilities and Partners' Capital	$10,470.4	$9,696.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Transportation	$315.1	$299.7	$983.6	$940.9
Storage, parking and lending	54.1	39.5	157.2	115.5
Product sales	84.3	—	263.1	0.8
Other	20.0	16.5	57.6	51.5
Total operating revenues	473.5	355.7	1,461.5	1,108.7
Operating Costs and Expenses:
Costs associated with service revenues	6.4	7.0	20.2	19.6
Costs associated with product sales	62.7	—	205.4	—
Operation and maintenance	78.2	73.8	216.2	201.5
Administrative and general	45.6	44.2	137.8	126.7
Depreciation and amortization	105.7	101.9	317.7	302.9
Loss (gain) on sale of assets, impairments and other	1.2	—	(6.5)	0.1
Taxes other than income taxes	30.2	27.8	90.6	88.0
Total operating costs and expenses	330.0	254.7	981.4	738.8
Operating income	143.5	101.0	480.1	369.9
Other Deductions (Income):
Interest expense	46.8	38.7	137.0	116.7
Interest income	(9.7)	(5.7)	(22.2)	(11.7)
Miscellaneous other income, net	(0.4)	(1.3)	(4.3)	(2.6)
Total other deductions	36.7	31.7	110.5	102.4
Income before income taxes	106.8	69.3	369.6	267.5
Income taxes	0.2	0.1	0.8	0.6
Net income	$106.6	$69.2	$368.8	$266.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$106.6	$69.2	$368.8	$266.9
Other comprehensive income:
Reclassification adjustment transferred to Net income from cash flow hedges	—	—	0.1	0.1
Pension and other postretirement benefit costs, net of tax	—	0.2	—	1.5
Total Comprehensive Income	$106.6	$69.4	$368.9	$268.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$368.8	$266.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	317.7	302.9
Amortization of deferred costs and other	(5.1)	15.7
(Gain) loss on sale of assets, impairments and other	(6.5)	0.1
Changes in operating assets and liabilities:
Trade and other receivables	48.8	28.5
Gas receivables and payables and product inventory	(18.5)	(1.3)
Prepayments and other assets	(12.0)	(4.6)
Trade and other payables	(21.7)	(5.1)
Other payables, affiliates	0.1	0.1
Accrued liabilities	33.4	31.1
Other liabilities	(8.2)	(5.0)
Net cash provided by operating activities	696.8	629.3
INVESTING ACTIVITIES:
Capital expenditures	(291.9)	(231.9)
Proceeds from sale of operating assets	0.4	0.2
Advances to affiliates	(7.5)	—
Acquisition of business	—	(347.6)
Purchases of short-term investments	(1,102.2)	—
Proceeds from the maturity of short-term investments	513.0	—
Net cash used in investing activities	(888.2)	(579.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	593.5	—
Proceeds from borrowings on revolving credit facility	170.0	—
Repayments of borrowings on revolving credit facility, including financing fees	(195.0)	(0.6)
Principal payment of finance lease obligation	(0.7)	(0.6)
Advances from affiliates	9.4	0.6
Distributions paid	(150.0)	—
Net cash provided by (used in) financing activities	427.2	(0.6)
Increase in cash and cash equivalents	235.8	49.4
Cash and cash equivalents at beginning of period	20.1	215.6
Cash and cash equivalents at end of period	$255.9	$265.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended September 30, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance June 30, 2023	$5,979.4	$(78.1)	$5,901.3
Add:
Net income	69.2	—	69.2
Other comprehensive income, net of tax	—	0.2	0.2
Balance September 30, 2023	$6,048.6	$(77.9)	$5,970.7

	Three Months Ended September 30, 2024
	Partners' Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital
Balance June 30, 2024	$6,029.9	$(76.5)	$5,953.4
Add (deduct):
Net income	106.6	—	106.6
Distributions paid	(50.0)	—	(50.0)
Balance September 30, 2024	$6,086.5	$(76.5)	$6,010.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Nine Months Ended September 30, 2023
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2022	$5,781.7	$(79.5)	$5,702.2
Add:
Net income	266.9	—	266.9
Other comprehensive income, net of tax	—	1.6	1.6
Balance September 30, 2023	$6,048.6	$(77.9)	$5,970.7

	Nine Months Ended September 30, 2024
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2023	$5,867.7	$(76.6)	$5,791.1
Add (deduct):
Net income	368.8	—	368.8
Distributions paid	(150.0)	—	(150.0)
Other comprehensive income, net of tax	—	0.1	0.1
Balance September 30, 2024	$6,086.5	$(76.5)	$6,010.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids and other hydrocarbons (herein referred to together as NGLs). As of September 30, 2024, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2024, and December 31, 2023, its results of operations, comprehensive income and changes in partners' capital for the three and nine months ended September 30, 2024 and 2023, and its changes in cash flows for the nine months ended September 30, 2024 and 2023, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2023 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

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

Short-Term Investment Accounting Policy

The Company has invested in short-term investments that have been classified as held-to-maturity as the Company has the intent and the ability to hold the short-term investments until they mature. As of September 30, 2024, the Company had recorded $603.1 million of U.S. treasury bills on its Condensed Consolidated Balance Sheets, maturing in December 2024, at amortized cost. The carrying amount of the U.S. treasury bills was adjusted for the accretion of discounts over the remaining life of the investment. Income related to the U.S. treasury bills was recorded in Interest Income on the Condensed Consolidated Statements of Income. As of September 30, 2024, the U.S. treasury bills had unrecognized gains of $0.6 million.

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

Pro Forma Financial Information

The following unaudited pro forma results of operations of the Company are presented as if the acquisition occurred on January 1, 2023. Such results are not necessarily indicative of future results. These pro forma results also do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve or the costs necessary to achieve those objectives (in millions):

	Pro Forma
	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Operating revenues	$497.9	$1,453.8
Net income	76.2	274.6

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from Contracts with Customers
Firm Service (1)(2)	$413.3	$330.4	$1,258.3	$1,030.3
Interruptible Service	15.0	13.0	47.0	41.1
Other revenues (2)	34.9	3.6	125.9	11.5
Total Revenues from Contracts with Customers	463.2	347.0	1,431.2	1,082.9
Other operating revenues (2)(3)	10.3	8.7	30.3	25.8
Total Operating Revenues	$473.5	$355.7	$1,461.5	$1,108.7

(1)Revenues earned from contracts with minimum volume commitments (MVCs) are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2)For the three and nine months ended September 30, 2024, revenues attributable to Bayou Ethane were $53.9 million and $150.0 million included in firm service from product sales earned from contracts with MVCs; $20.6 million and $91.4 million included in other revenues from product sales earned from contracts with no MVCs; and $1.5 million and $3.8 million included in other operating revenues.

(3)Other operating revenues include certain revenues earned from operating leases, pipeline management fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of September 30, 2024, and December 31, 2023, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $161.2 million and $204.6 million, contract assets recorded in Other Assets from contracts with a customer of $10.8 million and $6.2 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $19.8 million and $21.4 million.

As of September 30, 2024, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the nine months ended September 30, 2024, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2023 (1)	$21.4
Revenues recognized that were included in the contract liability balances at the beginning of the period	(3.5)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.9
Balance as of September 30, 2024 (1)	$19.8

(1)As of September 30, 2024, and December 31, 2023, $3.3 million and $3.5 million were recorded in Other Current Liabilities (current portion), and $16.5 million and $17.9 million were recorded in Other Liabilities (noncurrent portion).

Significant changes in the contract liability balances during the nine months ended September 30, 2023, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2022 (1)	$23.0
Revenues recognized that were included in the contract liability balances at the beginning of the period	(3.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	1.6
Other	0.6
Balance as of September 30, 2023 (1)	$22.2

(1)As of September 30, 2023, and December 31, 2022, $3.7 million and $3.6 million were recorded in Other Current Liabilities (current portion), and $18.5 million and $19.4 million were recorded in Other Liabilities (noncurrent portion).

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2024. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts, or at a point in time as guaranteed minimum fees associated with the performance obligation are satisfied under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission (FERC) regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices, and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table may include estimated revenues that are anticipated under executed precedent transportation agreements for projects that are subject to regulatory approvals.

	In millions
	2024 (1)	2025	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2024	$397.0	$1,449.0	$8,962.5	$10,808.5
Operating revenues which are fixed and determinable (operating leases)	7.0	27.5	163.0	197.5
Total projected operating revenues under committed firm agreements as of September 30, 2024 (2)	$404.0	$1,476.5	$9,125.5	$11,006.0

(1)The 2024 period is for the remaining three months ending December 31, 2024. For the nine months ended September 30, 2024, the Company recognized $1,084.5 million of fixed fee revenues for the fulfillment of performance obligations.

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

Note 4:  Gas and Liquids Stored Underground and Gas and NGLs Receivables and Payables

The operating subsidiaries of the Company provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas or NGLs held by the Company in providing these services, the Company does not record the related gas or NGLs on its Condensed Consolidated Balance Sheets.

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of September 30, 2024, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 6.7 trillion British thermal units (TBtu). Assuming an average market price during September 2024 of $2.17 per million British thermal unit (MMBtu), the market value of that gas was approximately $14.5 million. As of September 30, 2024, the amount of ethylene owed to the Company’s operating subsidiaries from ethylene loaned under exchange agreements was approximately 34.0 million pounds. Assuming an average market price during September 2024 of $0.21 per pound, the market value of that ethylene was approximately $7.1 million. As of December 31, 2023, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 11.2 TBtu. Assuming an average market price during December 2023 of $2.33 per MMBtu, the market value of that gas was approximately $26.1 million. There were no amounts of ethylene owed to the Company's operating subsidiaries under exchange agreements as of December 31, 2023. As of September 30, 2024, and December 31, 2023, there were no outstanding NGL imbalances owed to the Company's operating subsidiaries.

Note 5: Fair Value Measurements and Investments

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2023 Annual Report on Form 10-K.

The Company had equity securities recorded at fair value on a recurring basis in Other Current Assets of $2.5 million and $2.3 million as of September 30, 2024, and December 31, 2023, which were considered Level 1 investments. The Company had no liabilities recorded at fair value on a recurring basis as of September 30, 2024, and December 31, 2023.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, were as follows (in millions):

As of September 30, 2024			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$255.9		$255.9	$—	$—	$255.9
Short-term investments	603.1		603.7	—	—	603.7
Financial Liabilities
Debt, current and long-term	$3,835.6	(1)	$—	$3,797.4	$—	$3,797.4

(1)The carrying amount of debt excluded a $2.9 million long-term finance lease obligation and $5.1 million of unamortized debt issuance costs.

As of December 31, 2023			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20.1		$20.1	$—	$—	$20.1
Financial Liabilities
Long-term debt	$3,262.4	(1)	$—	$3,155.3	$—	$3,155.3

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

On November 12, 2021, the Trial Court issued a ruling in the case. The Trial Court held that Boardwalk GP breached the Limited Partnership Agreement and found that Boardwalk GP was liable to the Plaintiffs for approximately $690.0 million in damages, plus pre-judgment interest (approximately $166.0 million), post-judgment interest and attorneys' fees. The Trial Court's ruling and damages award was against Boardwalk GP, and not the Company or its subsidiaries.

The Defendants believed that the Trial Court ruling included factual and legal errors. Therefore, on January 3, 2022, the Defendants appealed the Trial Court's ruling to the Supreme Court of the State of Delaware (the Supreme Court). On January 17, 2022, the Plaintiffs filed a cross-appeal to the Supreme Court contesting the calculation of damages by the Trial Court. Oral arguments were held on September 14, 2022, and on December 19, 2022, the Supreme Court reversed the Trial Court's ruling and remanded the case to the Trial Court for further proceedings related to claims not decided by the Trial Court's ruling. Briefing by the parties at the Trial Court on the remanded issues was completed in September 2023. A hearing on the remanded issues was held at the Trial Court in April 2024. In September 2024, the Trial Court ruled in favor of the Defendants on all of the remanded issues. On October 21, 2024, the Plaintiffs appealed the Trial Court's ruling on the remanded issues to the Supreme Court.

City of New Orleans Litigation

Gulf South Pipeline Company, LLC (Gulf South), along with several other energy companies operating in Southern Louisiana, has been named as a defendant in a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana, (Case No. 19-3466) by the City of New Orleans. The case was filed on March 29, 2019. The lawsuit claims include, among other things, negligence, strict liability, nuisance and breach of contract, alleging that the defendants' drilling, dredging, pipeline and industrial operations since the 1930s have caused increased storm surge risk, increased flood protection costs and unspecified damages to the City of New Orleans. In October 2020, this case was stayed pending the outcome of a consolidated appeal to the Fifth Circuit Court of Appeals in a similar case. On August 5, 2021, the Fifth Circuit Court of Appeals ruled in favor of the oil-and-gas defendants in that consolidated appeal, finding that the two cases being appealed should be re-examined in federal district court since they involve operations that were federally overseen at the time. The ruling reverses a previous decision that allowed the cases to be heard in state court, which the plaintiffs had sought. As a result of the Fifth Circuit Court of Appeals' decision, it is anticipated that this case will be reviewed in federal district court to determine whether the case should be heard in that court. Discovery has been initiated.

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

Regulatory Cost Recovery Mechanism

On May 1, 2024, Gulf South filed with the FERC a regulatory cost recovery mechanism, to be included in Gulf South's tariff, that would allow Gulf South to track and recover, via a surcharge, the costs of complying with certain new environmental regulatory requirements and regulatory requirements imposed by the Pipeline and Hazardous Materials Safety Administration. Gulf South requested that the regulatory cost recovery mechanism have an initial term of five years beginning on November 1, 2024. On October 31, 2024, Gulf South received an order from the FERC rejecting the cost recovery mechanism.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of September 30, 2024, the commitments were approximately $141.3 million, all of which are expected to be settled within the next twelve months.

Note 7:  Financing

Notes and Debentures

As of September 30, 2024, and December 31, 2023, the Company had principal amounts of notes and debentures outstanding of $3.9 billion and $3.3 billion, with weighted-average interest rates of 4.98% and 4.84%, of which $600.0 million of the outstanding principal amount has been classified as current and is recorded as a component of Current Liabilities.

For the nine months ended September 30, 2024, the Company completed the following debt issuance (in millions, except interest rates):

Date of Issuance	Issuing Subsidiary	Amount of Issuance	Purchaser Discounts and Expenses	Net Proceeds		Interest Rate	Maturity Date	Interest Payable
February 2024	Boardwalk Pipelines	$600.0	$6.5	$593.5	(1)	5.625%	August 1, 2034	February 1 and August 1

(1)The net proceeds of this offering will be used to retire the outstanding $600.0 million aggregate principal amount of Boardwalk Pipelines 4.95% notes due December 2024 at its maturity.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of September 30, 2024, the Company and its subsidiaries were in compliance with their covenants under the indentures.

Revolving Credit Facility

As of September 30, 2024, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. As of December 31, 2023, outstanding borrowings under the Company's revolving credit facility were $25.0 million, with a weighted-average interest rate of 6.71%. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912.2 million from May 28, 2027, to May 26, 2028. The Company and its subsidiaries were in compliance with all covenant requirements under its revolving credit facility as of September 30, 2024.

Note 8: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Service cost	$0.5	$0.5	$—	$—
Interest cost	1.0	1.1	0.3	0.3
Expected return on plan assets	(0.8)	(0.9)	(0.7)	(0.6)
Amortization of unrecognized net loss	0.1	0.4	—	—
Settlement charge	0.2	0.1	—	—
Net periodic benefit cost (credit)	$1.0	$1.2	$(0.4)	$(0.3)

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$1.5	$1.5	$—	$—
Interest cost	3.0	3.1	0.9	0.9
Expected return on plan assets	(2.8)	(2.7)	(2.0)	(1.8)
Amortization of unrecognized net loss	0.5	1.3	—	—
Settlement charge	0.6	1.1	—	—
Net periodic benefit cost (credit)	$2.8	$4.3	$(1.1)	$(0.9)

During the nine months ended September 30, 2024, the Company made $2.2 million in contributions to the defined benefit pension plan and expects to fund an additional $0.8 million in the remainder of 2024.

Defined Contribution Plan

Texas Gas employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.5 million and $3.4 million for the three months ended September 30, 2024 and 2023, and $10.7 million and $10.1 million for the nine months ended September 30, 2024 and 2023.

Note 9:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.4 million and $1.0 million for the three months ended September 30, 2024 and 2023, and $4.1 million and $3.2 million for the nine months ended September 30, 2024 and 2023, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $50.0 million and $150.0 million for the three and nine months ended September 30, 2024. No distributions were paid for the three and nine months ended September 30, 2023.

Note 10:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Cash paid during the period for:
Interest (net of amount capitalized)	$120.2	$105.4
Non-cash investing activities:
Accounts payable and PPE	25.2	57.4
Right-of-use asset obtained in exchange for lease obligations	9.4	1.5
Gas stored underground and PPE	—	47.8

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

The following table presents a reconciliation of net income to EBITDA (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Net income	$368.8	$266.9
Income taxes	0.8	0.6
Depreciation and amortization	317.7	302.9
Interest expense	137.0	116.7
Interest income	(22.2)	(11.7)
EBITDA	$802.1	$675.4

For the Nine Months Ended September 30, 2024 and 2023

Our net income for the nine months ended September 30, 2024, increased $101.9 million, or 38%, to $368.8 million compared to $266.9 million for the nine months ended September 30, 2023. Our EBITDA for the nine months ended September 30, 2024, increased $126.7 million, or 19%, to $802.1 million as compared to the comparable 2023 period. Our net income and EBITDA increased primarily due to the factors discussed below, and also included increases of $11.5 million and $19.6 million from the acquisition of Williams Olefins Pipeline Holdco, LLC (Bayou Ethane) in September 2023.

Operating revenues for the nine months ended September 30, 2024, increased $352.8 million, or 32%, to $1,461.5 million compared to $1,108.7 million for the nine months ended September 30, 2023. During the fourth quarter 2023, a customer released its no-notice service (NNS) into separate transportation and storage services, which resulted in an increase of storage revenues and a reduction in transportation revenues of $19.1 million for the nine months ended September 30, 2024, compared to the comparable period in 2023. Excluding the $19.1 million impact from the NNS contract, our transportation revenues increased $61.2 million, primarily due to re-contracting at higher rates and recently completed growth projects; our storage, parking and lending revenues increased $22.7 million due to favorable market conditions; our product sale revenues from the sale of natural gas, ethylene and propane increased by $22.8 million; and the Bayou Ethane acquisition contributed $245.4 million of operating revenues, primarily resulting from ethane product sales.

Operating costs and expenses for the nine months ended September 30, 2024, increased $242.6 million, or 33%, to $981.4 million compared to $738.8 million for the nine months ended September 30, 2023. Our operating expenses were primarily impacted by the Bayou Ethane acquisition, which added an additional $233.9 million of operating costs, including $205.4 million of costs associated with product sales and $8.1 million of depreciation and amortization expense.

Our depreciation and amortization expense and interest income and expense were impacted by the following items:

•higher depreciation and amortization expense of $14.8 million from an increased asset base from recently completed growth projects and the Bayou Ethane acquisition; and
•higher interest expense of $20.3 million due to pre-financing the $600.0 million debt maturing in December 2024 and higher interest income of $10.5 million due to income earned from cash invested in short-term investments.

Liquidity and Capital Resources

In February 2024, we issued $600.0 million aggregate principal amount of Boardwalk Pipelines, LP (Boardwalk Pipelines) 5.625% notes due August 2034. In the first nine months of 2024, we paid a total of $150.0 million of distributions to Boardwalk GP, LP and Boardwalk Pipelines Holding Corp. We anticipate that our existing capital resources, including our cash and cash equivalents, short-term investments, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2024 and to retire our $600.0 million of debt that is maturing in December 2024. As of September 30, 2024, we also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we may publicly issue up to $900.0 million of debt securities, warrants or rights from time to time.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of September 30, 2024, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility, were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of September 30, 2024, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of September 30, 2024
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,750.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(16.6)
Total debt and finance lease obligation	$3,833.4

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

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2024 and 2023, were $122.2 million and $95.2 million. Growth capital expenditures for the nine months ended September 30, 2024 and 2023, were $169.7 million and $136.7 million.

Contractual Obligations

Our principal payments associated with our outstanding debt obligations as of September 30, 2024, and December 31, 2023, were $3.9 billion and $3.3 billion. Refer to Note 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 12 in Part II, Item 8. of our 2023 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

*22.1	Subsidiary Issuers and Guarantors of Registered Securities.
*31.1	Certification of Scott A. Hallam, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
*31.2	Certification of Steven A. Barkauskas, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
**32.1	Certification of Scott A. Hallam, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Steven A. Barkauskas, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definitions Document
*101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
November 4, 2024	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)