Form 10-Q
period 2025-03-31
Boardwalk Pipeline Partners, LP
filed 2025-05-05
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2025

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2025	December 31, 2024
Current Assets:
Cash and cash equivalents	$235.2	$117.9
Receivables:
Trade, net	216.6	210.7
Other	21.7	21.4
Gas transportation receivables	21.7	7.4
Advances to affiliates	0.7	—
Prepayments	18.3	25.2
Other current assets	17.7	18.5
Total current assets	531.9	401.1

Property, Plant and Equipment:
Pipelines, storage and other plant	13,708.8	13,667.7
Construction work in progress	189.8	190.1
Property, plant and equipment, gross	13,898.6	13,857.8
Less—accumulated depreciation and amortization	5,146.1	5,045.1
Property, plant and equipment, net	8,752.5	8,812.7

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	97.0	98.3
Other	230.8	229.9
Total other assets	565.2	565.6

Total Assets	$9,849.6	$9,779.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2025	December 31, 2024
Current Liabilities:
Payables:
Trade	$79.7	$100.9
Affiliates	0.5	0.5
Other	23.1	21.7
Gas transportation payables	14.2	11.7
Accrued taxes, other	43.3	67.0
Accrued interest	36.4	46.7
Accrued payroll and employee benefits	29.6	48.6
Regulatory liabilities	25.2	18.3
Other current liabilities	27.7	30.2
Total current liabilities	279.7	345.6

Long-term debt and finance lease obligation	3,235.1	3,234.4

Other Liabilities and Deferred Credits:
Asset retirement obligations	70.5	70.0
Provision for other asset retirement	105.6	103.6
Payable to affiliate	5.6	4.8
Other	115.2	115.0
Total other liabilities and deferred credits	296.9	293.4

Commitments and Contingencies

Partners' Capital:
Partners' capital	6,110.2	5,978.6
Accumulated other comprehensive loss	(72.3)	(72.6)
Total partners' capital	6,037.9	5,906.0

Total Liabilities and Partners' Capital	$9,849.6	$9,779.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues:
Transportation	$395.0	$361.3
Storage, parking and lending	52.7	46.1
Product sales	152.7	84.7
Other	18.2	18.4
Total operating revenues	618.6	510.5
Operating Costs and Expenses:
Costs associated with service revenues	8.0	7.2
Costs associated with product sales	122.9	63.8
Operation and maintenance	58.2	58.9
Administrative and general	48.3	49.3
Depreciation and amortization	105.5	105.5
Gain on sale of assets, impairments and other	(1.0)	(7.7)
Taxes other than income taxes	32.3	31.7
Total operating costs and expenses	374.2	308.7
Operating income	244.4	201.8
Other Deductions (Income):
Interest expense	39.5	43.3
Interest income	(1.0)	(3.7)
Miscellaneous other income, net	(1.2)	(3.0)
Total other deductions	37.3	36.6
Income before income taxes	207.1	165.2
Income taxes	0.5	0.4
Net income	$206.6	$164.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$206.6	$164.8
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.4	—
Pension and other postretirement benefit costs, net of tax	(0.1)	—
Total Comprehensive Income	$206.9	$164.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$206.6	$164.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	105.5	105.5
Amortization of deferred costs and other	3.9	1.8
Gain on sale of assets, impairments and other	(1.0)	(7.7)
Changes in operating assets and liabilities:
Trade and other receivables	(8.0)	36.2
Gas receivables and payables and product inventory	(5.1)	(12.3)
Prepayments and other assets	7.7	4.3
Trade and other payables	(13.3)	(19.5)
Other payables, affiliates	—	0.1
Accrued liabilities	(52.9)	(29.9)
Other liabilities	0.5	5.9
Net cash provided by operating activities	243.9	249.2
INVESTING ACTIVITIES:
Capital expenditures	(51.6)	(97.3)
Proceeds from sale of operating assets	0.1	0.2
Advances to affiliates	(0.7)	—
Purchase of short-term investments	—	(244.2)
Net cash used in investing activities	(52.2)	(341.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	594.2
Proceeds from borrowings on revolving credit facility	—	170.0
Repayments of borrowings on revolving credit facility	—	(195.0)
Principal payment of finance lease obligation	(0.2)	(0.2)
Advances from affiliates	0.8	—
Distributions paid	(75.0)	(50.0)
Net cash (used in) provided by financing activities	(74.4)	519.0
Increase in cash and cash equivalents	117.3	426.9
Cash and cash equivalents at beginning of period	117.9	20.1
Cash and cash equivalents at end of period	$235.2	$447.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2024
	Partners' Capital	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance December 31, 2023	$5,867.7	$(76.6)	$5,791.1
Add (deduct):
Net income	164.8	—	164.8
Distributions paid	(50.0)	—	(50.0)
Balance March 31, 2024	$5,982.5	$(76.6)	$5,905.9

	Three Months Ended March 31, 2025
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2024	$5,978.6	$(72.6)	$5,906.0
Add (deduct):
Net income	206.6	—	206.6
Distributions paid	(75.0)	—	(75.0)
Other comprehensive income, net of tax	—	0.3	0.3
Balance March 31, 2025	$6,110.2	$(72.3)	$6,037.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as NGLs). As of March 31, 2025, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2025, and December 31, 2024, and its results of operations, comprehensive income and changes in cash flow and partners' capital for the three months ended March 31, 2025 and 2024, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2024 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

The Company recently reorganized its legal entity structure which impacted its reporting units for purposes of goodwill. Goodwill was reallocated based on the relative fair value approach, resulting in $4.5 million of goodwill being transferred to a different reporting unit. The Company now has three reporting units for goodwill testing. This reorganization was considered a triggering event for purposes of interim goodwill impairment testing. As a result, quantitative goodwill impairment tests were performed during the first quarter 2025 on the impacted reporting units and the results of the goodwill impairment tests indicated that the fair value of the Company's impacted reporting units exceeded their carrying amounts.

In the fourth quarter 2024, the Company began reporting its financial results in two reportable segments, Natural Gas and Natural Gas Liquids, whereas it previously reported under a single operating and reportable segment. Certain information for 2024 in Notes 2 and 10 has been recast or presented under the Company’s reportable segment presentation.

Note 2: Revenues

The Company contracts directly with end-use customers, including electric power generators, local distribution companies, industrial users and exporters of liquefied natural gas. The Company also contracts with other customers, including producers and marketers of natural gas and interstate and intrastate pipelines, who, in turn, provide transportation and storage services for end-users. The following tables present the Company's revenues disaggregated by type of service by segment (in millions):

	For the Three Months Ended March 31, 2025
	Natural Gas	Natural Gas Liquids	Eliminations	Total
Revenues from Contracts with Customers
Firm Service (1)	$401.6	$152.8	$(8.3)	$546.1
Interruptible Service	13.0	—	—	13.0
Other revenues	3.2	46.2	—	49.4
Total Revenues from Contracts with Customers	417.8	199.0	(8.3)	608.5
Other operating revenues (2)	5.9	8.9	(4.7)	10.1
Total Operating Revenues	$423.7	$207.9	$(13.0)	$618.6

(1)Revenues earned from contracts with minimum volume commitments (MVCs) are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2)Other operating revenues include certain revenues earned from operating leases, pipeline management fees, intrasegment licensing fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

	For the Three Months Ended March 31, 2024
	Natural Gas	Natural Gas Liquids	Eliminations	Total
Revenues from Contracts with Customers
Firm Service (1)	$362.1	$85.6	$(7.5)	$440.2
Interruptible Service	11.9	—	—	11.9
Other revenues	6.3	42.3	—	48.6
Total Revenues from Contracts with Customers	380.3	127.9	(7.5)	500.7
Other operating revenues (2)	5.4	9.3	(4.9)	9.8
Total Operating Revenues	$385.7	$137.2	$(12.4)	$510.5

(1)Revenues earned from contracts with MVCs are included in firm service given the stand-ready nature of the performance obligation and the guaranteed nature of the fees over the contract term.

(2)Other operating revenues include certain revenues earned from operating leases, pipeline management fees, intrasegment licensing fees and other activities that are not considered central and ongoing major business operations of the Company and do not represent revenues earned from contracts with customers.

Contract Balances

As of March 31, 2025, and December 31, 2024, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $216.6 million and $210.7 million, contract assets recorded in Other Assets from contracts with a customer of $12.7 million and $11.9 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $19.4 million and $17.9 million.

As of March 31, 2025, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the three months ended March 31, 2025, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2024 (1)	$17.9
Revenues recognized that were included in the contract liability balances at the beginning of the period	(0.6)
Increases due to cash received, excluding amounts recognized as revenues during the period	2.1
Balance as of March 31, 2025 (1)	$19.4

(1)As of March 31, 2025, and December 31, 2024, $3.8 million and $1.8 million were recorded in Other Current Liabilities (current portion), and $15.6 million and $16.1 million were recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2025. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts, or at a point in time as guaranteed minimum fees associated with the performance obligation are satisfied under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices, and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table include estimated revenues that are anticipated under executed precedent transportation agreements for growth projects that are subject to regulatory approvals.

	In millions
	2025 (1)	2026	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2025 (2)	$1,146.5	$1,409.0	$11,579.0	$14,134.5
Operating revenues which are fixed and determinable (operating leases)	21.0	27.5	136.0	184.5
Total projected operating revenues under committed firm agreements as of March 31, 2025 (3)	$1,167.5	$1,436.5	$11,715.0	$14,319.0

(1)The 2025 period is for the remaining nine months ending December 31, 2025. For the three months ended March 31, 2025, the Company recognized $426.2 million of fixed fee revenues for the fulfillment of performance obligations.

(2)In March 2024, the Company executed a 108-year firm storage agreement with a customer. The estimated annual revenue from this contract is $3.1 million, with $328.5 million of unsatisfied performance obligations included in the “Thereafter” column. Per the tariff provisions, this customer was required to provide 90 days of collateral and the Company can suspend services due to non-payment.

(3)The estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2025, that are anticipated under executed precedent transportation agreements associated with the Company's growth projects are $4.0 billion.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of March 31, 2025, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 26.7 trillion British thermal units (TBtu). Assuming an average market price during March 2025 of $3.80 per million British thermal unit (MMBtu), the market value of that gas was approximately $101.5 million. As of March 31, 2025, the amount of ethylene owed to the Company’s operating subsidiaries from ethylene loaned under exchange agreements was approximately 33.0 million pounds. Assuming an average market price during March 2025 of $0.23 per pound, the market value of that ethylene was approximately $7.6 million. As of March 31, 2025, there were no outstanding NGLs imbalances owed to the Company's operating subsidiaries. As of December 31, 2024, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 9.8 TBtu. Assuming an average market price during December 2024 of $2.98 per MMBtu, the market value of that gas was approximately $29.2 million. As of December 31, 2024, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $0.3 million. As of December 31, 2024, there were no amounts of ethylene owed to the Company's operating subsidiaries under exchange agreements.

Note 4: Fair Value Measurements and Investments

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2024 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, were as follows (in millions):

As of March 31, 2025			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$235.2		$235.2	$—	$—	$235.2
Financial Liabilities
Long-term debt	$3,237.2	(1)	$—	$3,160.9	$—	$3,160.9

(1)The carrying amount of long-term debt excluded a $2.5 million long-term finance lease obligation and $4.6 million of unamortized debt issuance costs.

As of December 31, 2024			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117.9		$117.9	$—	$—	$117.9
Financial Liabilities
Long-term debt	$3,236.5	(1)	$—	$3,129.7	$—	$3,129.7

(1)The carrying amount of long-term debt excluded a $2.7 million long-term finance lease obligation and $4.8 million of unamortized debt issuance costs.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court's ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal has been scheduled to occur in June 2025.

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

Gulf South has been named as a defendant in another suit in the State of Louisiana that is similar in nature to the City of New Orleans Litigation discussed above. This case was filed in the Louisiana state courts and discovery is ongoing.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received and firm commitments under binding construction service agreements. As of March 31, 2025, the commitments were approximately $236.6 million, all of which are expected to be settled within the next twelve months.

Note 6:  Financing

Notes and Debentures

As of March 31, 2025, and December 31, 2024, the Company had principal amounts of notes and debentures outstanding of $3.3 billion, with a weighted-average interest rate of 4.95%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2025, the Company and its subsidiaries were in compliance with their covenants under the indentures.

Revolving Credit Facility

As of March 31, 2025, and December 31, 2024, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912.2 million from May 28, 2027, to May 26, 2028. The Company and its subsidiaries were in compliance with the covenants under the revolving credit facility as of March 31, 2025.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024
Service cost	$0.5	$0.5	$—	$—
Interest cost	1.0	1.0	0.3	0.3
Expected return on plan assets	(1.1)	(1.0)	(0.7)	(0.6)
Amortization of unrecognized net loss	—	0.2	—	—
Settlement charge	0.3	0.1	—	—
Net periodic benefit cost (credit)	$0.7	$0.8	$(0.4)	$(0.3)

During the three months ended March 31, 2025, the Company made $0.5 million in contributions to the defined benefit pension plan and expects to fund an additional $2.5 million in the remainder of 2025.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.8 million and $3.6 million for the three months ended March 31, 2025 and 2024.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $75.0 million and $50.0 million for the three months ended March 31, 2025 and 2024.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2025	2024
Cash paid during the period for:
Interest (net of amount capitalized)	$48.1	$31.8
Non-cash investing activities:
Accounts payable and PPE	26.1	46.5
Right-of-use asset obtained in exchange for lease obligations	0.1	7.8

Note 10: Reportable Segments

The Company has two reportable segments, Natural Gas and Natural Gas Liquids, which comprise 100% of the Company’s operating revenues. The Chief Operating Decision Maker (CODM) uses earnings before interest, income taxes, depreciation and amortization (EBITDA) to assess each of the Company’s segments performance and to determine how to allocate resources. The CODM uses this measure, together with other non-financial measures, when assessing performance of the Company and establishing management’s compensation. The Company provides segment expenses to its CODM on the same basis as the expenses are provided in the Company’s income statement and used to calculate EBITDA. Refer to the Company's 2024 Annual Report on Form 10-K for further information.

The tables below show financial information by segment (in millions):

	For the Three Months Ended March 31, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues
Revenue from external customers	$410.7	$207.9	$618.6
Intrasegment revenues	13.0	—	13.0
	$423.7	$207.9	$631.6
Reconciliation of revenues:
Elimination of intrasegment revenues			(13.0)
Total consolidated revenues			$618.6

Less:
Costs associated with service revenues	$12.0	$4.3
Costs associated with product sales	—	122.9
Operation and maintenance	47.8	10.4
Administrative and general	46.5	6.5
Taxes other than income taxes	28.9	3.4
Gain on sale of assets, impairments and other	(1.0)	—
Miscellaneous other income, net	(1.1)	(0.1)
Segment EBITDA	$290.6	$60.5	$351.1

Reconciliation of profit or loss:
Depreciation and amortization			$105.5
Interest expense			39.5
Interest income			(1.0)
Consolidated income before income taxes			$207.1

	For the Three Months Ended March 31, 2024
	Natural Gas	Natural Gas Liquids	Total
Revenues
Revenue from external customers	$373.3	$137.2	$510.5
Intrasegment revenues	12.4	—	12.4
	$385.7	$137.2	$522.9
Reconciliation of revenues:
Elimination of intrasegment revenues			(12.4)
Total consolidated revenues			$510.5

Less:
Costs associated with service revenues	$10.0	$4.7
Costs associated with product sales	—	63.8
Operation and maintenance	46.5	12.4
Administrative and general	47.2	7.0
Taxes other than income taxes	28.3	3.4
Gain on sale of assets, impairments and other	(7.7)	—
Miscellaneous other income, net	(2.9)	(0.1)
Segment EBITDA	$264.3	$46.0	$310.3

Reconciliation of profit or loss:
Depreciation and amortization			$105.5
Interest expense			43.3
Interest income			(3.7)
Consolidated income before income taxes			$165.2

Segment assets include Property, plant, and equipment – net, Intangible assets – net of accumulated amortization and Goodwill. The following table reflects segment assets (in millions):

	Segment Assets
	As of March 31, 2025	As of December 31, 2024
Natural Gas	$7,547.0	$7,490.1
Natural Gas Liquids	1,510.9	1,628.7
Total Segment Assets	$9,057.9	$9,118.8

The following table reflects capital expenditures by segment (in millions):

	Capital Expenditures
	For the Three Months Ended March 31,
	2025	2024
Natural Gas	$42.8	$79.0
Natural Gas Liquids	8.8	18.3
Total	$51.6	$97.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP), and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K).

We operate in the midstream portion of the natural gas and natural gas liquids, olefins and other hydrocarbons industry, providing transportation and storage for those commodities. We also provide ethane supply and transportation services for industrial customers in Louisiana and Texas.

Consolidated Results of Operations

Note 2 in Part II, Item 8. of our 2024 Annual Report on Form 10-K contains a summary of our revenue contracts and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business, such as changes in pricing on contract renewals and other factors as discussed in our 2024 Annual Report on Form 10-K. The pricing contained in the purchase and sales agreements associated with our ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, our ethane supply services, like our other businesses, have little to no direct commodity price exposure. Our operating costs and expenses do not vary significantly based upon the volume of products transported, with the exception of costs recorded in Costs associated with service revenues. Our operations and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, the Pipeline and Hazardous Materials Safety Administration Mega Rule and our efforts to monitor, control and reduce emissions, as further discussed in our 2024 Annual Report on Form 10-K.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a measure not included in U.S. GAAP, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance as EBITDA is a commonly used metric within the midstream industry.

The following table presents a reconciliation of net income to EBITDA (in millions):

	For the Three Months Ended March 31,
	2025	2024
Net income	$206.6	$164.8
Income taxes	0.5	0.4
Depreciation and amortization	105.5	105.5
Interest expense	39.5	43.3
Interest income	(1.0)	(3.7)
EBITDA	$351.1	$310.3

For the Three Months Ended March 31, 2025 and 2024

Our net income for the three months ended March 31, 2025, increased $41.8 million, or 25%, to $206.6 million compared to $164.8 million for the three months ended March 31, 2024. Our EBITDA increased $40.8 million, or 13%, to $351.1 million for the same period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2025, increased $108.1 million, or 21%, to $618.6 million compared to $510.5 million for the three months ended March 31, 2024. Our transportation revenues increased $33.7 million, primarily due to re-contracting at higher rates and recently completed growth projects; our storage, parking and lending (PAL) revenues increased $6.6 million due to favorable market conditions which allowed for contracting at higher rates; and our product sales revenues increased $68.0 million primarily from higher volumes from the sale of ethane due to a customer outage in 2024, which impacted 2024 volumes.

Operating costs and expenses for the three months ended March 31, 2025, increased $65.5 million, or 21%, to $374.2 million compared to $308.7 million for the three months ended March 31, 2024, primarily from higher product costs associated with increased ethane product sales.

Our interest income and expense for the three months ended March 31, 2025, as compared to the same period in the prior year, were impacted by the following items:

•decreased interest expense of $3.8 million due to lower average outstanding long-term debt; and
•decreased interest income of $2.7 million due to income earned from cash invested in short-term investments in 2024 from the pre-financing of a December 2024 debt maturity.

Segment Results

In the fourth quarter 2024, we began reporting our operations under two business segments: Natural Gas and Natural Gas Liquids. Management uses Segment EBITDA, which is contained in Note 10 in Part I, Item 1. of this Quarterly Report on Form 10-Q, as a basis to assess segment financial performance and allocate resources.

The following table provides our Total Segment EBITDA and a reconciliation to EBITDA (in millions):

	For the Three Months Ended March 31,
	2025	2024
Natural Gas	$290.6	$264.3
Natural Gas Liquids	60.5	46.0
Total Segment EBITDA	$351.1	$310.3

EBITDA (1)	$351.1	$310.3

(1)Refer to the reconciliation of net income to EBITDA in the table under Consolidated Results of Operations.

For the Three Months Ended March 31, 2025 and 2024

Natural Gas Segment

The Natural Gas segment's operating revenues for the three months ended March 31, 2025, increased $38.0 million or 9.9%, to $423.7 million, compared to $385.7 million for the three months ended March 31, 2024. Segment operating costs increased $11.7 million for the three months ended March 31, 2025, or 9.6%, to $133.1 million, compared to $121.4 million for the three months ended March 31, 2024. EBITDA increased by $26.3 million to $290.6 million for the same period.

EBITDA for the three months ended March 31, 2025, as compared to the same period in the prior year, was primarily impacted by the following items:

•increased transportation revenues of $32.6 million primarily due to re-contracting at higher rates, recently completed growth projects and higher utilization-based revenue;
•increased storage and PAL revenues of $7.8 million due to favorable market conditions which allowed for re-contracting at higher rates;
•decreased natural gas product sales of $3.6 million; and
•lower gains from contract settlements of $6.7 million.

Natural Gas Liquids Segment

The Natural Gas Liquids segment's operating revenues for the three months ended March 31, 2025, increased $70.7 million, or 51.5%, to $207.9 million compared to $137.2 million for the three months ended March 31, 2024. Segment operating costs increased $56.2 million for the three months ended March 31, 2025, or 61.6%, to $147.4 million, compared to

$91.2 million for the three months ended March 31, 2024. EBITDA increased by $14.5 million to $60.5 million for the same period.

EBITDA for the three months ended March 31, 2025, as compared to the same period in the prior year, was primarily impacted by the following items:

•increased propane and ethylene product sales of $7.6 million due to opportunistic market conditions;
•increased ethane product sales of $64.0 million primarily from higher volumes in 2025 due to a customer outage in 2024, which impacted 2024 volumes; and
•increased product costs associated with increased ethane product sales of $58.5 million.

Liquidity and Capital Resources

In the first three months of 2025, we paid total distributions of $75.0 million to Boardwalk GP, LP and Boardwalk Pipelines Holding Corp. We anticipate that our existing capital resources, including our cash and cash equivalents, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2025. As of March 31, 2025, we also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we may publicly issue up to $900.0 million of debt securities, warrants or rights from time to time.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of March 31, 2025, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of March 31, 2025, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of March 31, 2025
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(14.9)
Total debt and finance lease obligation	$3,235.1

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

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, which includes the Guaranteed Notes and interest expense of $37.9 million for the three months ended March 31, 2025, and includes advances to and from each other, and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 to omit the summarized financial information from our disclosures.

Capital Expenditures

Maintenance capital expenditures for the three months ended March 31, 2025 and 2024, were $35.8 million and $38.4 million. Growth capital expenditures for the three months ended March 31, 2025 and 2024, were $15.8 million and $58.9 million.

Contractual Obligations

Our future principal payments associated with our outstanding debt obligations were $3.3 billion as of March 31, 2025, and December 31, 2024. Refer to Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 12 in Part II, Item 8. of our 2024 Annual Report on Form 10-K for more information on our financing activities and debt obligations.

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

During 2025, there have been no significant changes to our critical accounting policies, judgments or estimates from those disclosed in our 2024 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements in our other filings with the SEC and periodic press releases and some statements made by our officials, and us and our subsidiaries during presentations about us, are "forward-looking." Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance, intentions or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will likely result" and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible actions by us or our subsidiaries, are also forward-looking statements.

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

Refer to Part I, Item 1A. of our 2024 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2024 Annual Report on Form 10-K for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 5 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part I, Item 1A. of our 2024 Annual Report on Form 10-K.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 5, 2025	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)