Form 10-Q
period 2025-06-30
Boardwalk Pipeline Partners, LP
filed 2025-08-04
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2025

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2025	December 31, 2024
Current Assets:
Cash and cash equivalents	$388.8	$117.9
Receivables:
Trade, net	191.7	210.7
Other	23.1	21.4
Gas transportation receivables	20.7	7.4
Prepayments	31.5	25.2
Other current assets	25.8	18.5
Total current assets	681.6	401.1

Property, Plant and Equipment:
Pipelines, storage and other plant	13,817.9	13,667.7
Construction work in progress	168.7	190.1
Property, plant and equipment, gross	13,986.6	13,857.8
Less—accumulated depreciation and amortization	5,261.4	5,045.1
Property, plant and equipment, net	8,725.2	8,812.7

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	105.4	98.3
Other	231.2	229.9
Total other assets	574.0	565.6

Total Assets	$9,980.8	$9,779.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2025	December 31, 2024
Current Liabilities:
Payables:
Trade	$100.3	$100.9
Affiliates	0.5	0.5
Other	26.6	21.7
Gas transportation payables	14.4	11.7
Accrued taxes, other	71.2	67.0
Accrued interest	46.7	46.7
Accrued payroll and employee benefits	35.7	48.6
Regulatory liabilities	25.3	18.3
Other current liabilities	29.3	30.2
Total current liabilities	350.0	345.6

Long-term debt and finance lease obligation	3,235.9	3,234.4

Other Liabilities and Deferred Credits:
Asset retirement obligations	71.0	70.0
Provision for other asset retirement	106.5	103.6
Payable to affiliate	6.1	4.8
Other	127.6	115.0
Total other liabilities and deferred credits	311.2	293.4

Commitments and Contingencies

Partners' Capital:
Partners' capital	6,156.1	5,978.6
Accumulated other comprehensive loss	(72.4)	(72.6)
Total partners' capital	6,083.7	5,906.0

Total Liabilities and Partners' Capital	$9,980.8	$9,779.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Transportation	$344.6	$307.2	$739.6	$668.5
Storage, parking and lending	61.6	57.0	114.3	103.1
Product sales	107.7	94.1	260.4	178.8
Other	20.1	19.2	38.3	37.6
Total operating revenues	534.0	477.5	1,152.6	988.0
Operating Costs and Expenses:
Costs associated with service revenues	7.2	6.6	15.2	13.8
Costs associated with product sales	95.6	78.9	218.5	142.7
Operation and maintenance	75.0	79.1	133.2	138.0
Administrative and general	46.5	42.9	94.8	92.2
Depreciation and amortization	118.9	106.5	224.4	212.0
Loss (gain) on sale of assets, impairments and other	0.1	—	(0.9)	(7.7)
Taxes other than income taxes	33.3	28.7	65.6	60.4
Total operating costs and expenses	376.6	342.7	750.8	651.4
Operating income	157.4	134.8	401.8	336.6
Other Deductions (Income):
Interest expense	39.8	46.9	79.3	90.2
Interest income	(3.0)	(8.8)	(4.0)	(12.5)
Miscellaneous other income, net	(0.6)	(0.9)	(1.8)	(3.9)
Total other deductions	36.2	37.2	73.5	73.8
Income before income taxes	121.2	97.6	328.3	262.8
Income taxes	0.3	0.2	0.8	0.6
Net income	$120.9	$97.4	$327.5	$262.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$120.9	$97.4	$327.5	$262.2
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	—	0.1	0.4	0.1
Pension and other postretirement benefit costs, net of tax	(0.1)	—	(0.2)	—
Total Comprehensive Income	$120.8	$97.5	$327.7	$262.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$327.5	$262.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	224.4	212.0
Amortization of deferred costs and other	7.5	(1.7)
Gain on sale of assets, impairments and other	(0.9)	(7.7)
Changes in operating assets and liabilities:
Trade and other receivables	18.0	36.7
Gas receivables and payables and product inventory	(6.2)	(7.5)
Prepayments and other assets	(12.2)	(1.7)
Trade and other payables	(8.6)	(20.8)
Other payables, affiliates	—	0.1
Accrued liabilities	(9.3)	(3.1)
Other liabilities	1.7	4.0
Net cash provided by operating activities	541.9	472.5
INVESTING ACTIVITIES:
Capital expenditures	(121.9)	(196.4)
Proceeds from sale of operating assets	0.1	0.4
Advances to affiliates	—	(3.7)
Purchases of short-term investments	—	(502.9)
Net cash used in investing activities	(121.8)	(702.6)
FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance cost	—	593.5
Proceeds from borrowings on revolving credit facility	—	170.0
Repayments of borrowings on revolving credit facility	—	(195.0)
Principal payment of finance lease obligation	(0.5)	(0.5)
Advances from affiliates	1.3	4.6
Distributions paid	(150.0)	(100.0)
Net cash (used in) provided by financing activities	(149.2)	472.6
Increase in cash and cash equivalents	270.9	242.5
Cash and cash equivalents at beginning of period	117.9	20.1
Cash and cash equivalents at end of period	$388.8	$262.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended June 30, 2024
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance March 31, 2024	$5,982.5	$(76.6)	$5,905.9
Add (deduct):
Net income	97.4	—	97.4
Distributions paid	(50.0)	—	(50.0)
Other comprehensive income, net of tax	—	0.1	0.1
Balance June 30, 2024	$6,029.9	$(76.5)	$5,953.4

	Three Months Ended June 30, 2025
	Partners' Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital
Balance March 31, 2025	6,110.2	$(72.3)	$6,037.9
Add (deduct):
Net income	120.9	—	120.9
Distributions paid	(75.0)	—	(75.0)
Other comprehensive loss, net of tax	—	(0.1)	(0.1)
Balance June 30, 2025	$6,156.1	$(72.4)	$6,083.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Six Months Ended June 30, 2024
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2023	$5,867.7	$(76.6)	$5,791.1
Add (deduct):
Net income	262.2	—	262.2
Distributions paid	(100.0)	—	(100.0)
Other comprehensive income, net of tax	—	0.1	0.1
Balance June 30, 2024	$6,029.9	$(76.5)	$5,953.4

	Six Months Ended June 30, 2025
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2024	$5,978.6	$(72.6)	$5,906.0
Add (deduct):
Net income	327.5	—	327.5
Distributions paid	(150.0)	—	(150.0)
Other comprehensive income, net of tax	—	0.2	0.2
Balance June 30, 2025	$6,156.1	$(72.4)	$6,083.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as NGLs). As of June 30, 2025, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2025, and December 31, 2024, its results of operations, comprehensive income and changes in partners' capital for the three and six months ended June 30, 2025 and 2024, and its changes in cash flows for the six months ended June 30, 2025 and 2024, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2024 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

In 2025, the Company reorganized its legal entity structure which impacted its reporting units for purposes of goodwill. Goodwill was reallocated based on the relative fair value approach, resulting in $4.5 million of goodwill being transferred to a different reporting unit. This reorganization was considered a triggering event for purposes of interim goodwill impairment testing. As a result, during the first quarter 2025, quantitative goodwill impairment tests were performed on the impacted reporting units and no impairments were recorded.

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

	For the Three Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Eliminations	Total
Revenues from Contracts with Customers
Firm Service (1)	$347.4	$141.7	$(8.2)	$480.9
Interruptible Service	21.0	—	(0.4)	20.6
Other revenues	1.1	20.4	—	21.5
Total Revenues from Contracts with Customers	369.5	162.1	(8.6)	523.0
Other operating revenues (2)	5.8	9.5	(4.3)	11.0
Total Operating Revenues	$375.3	$171.6	$(12.9)	$534.0

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

	For the Three Months Ended June 30, 2024
	Natural Gas	Natural Gas Liquids	Eliminations	Total
Revenues from Contracts with Customers
Firm Service (1)	$304.5	$108.1	$(7.8)	$404.8
Interruptible Service	20.1	—	—	20.1
Other revenues	0.4	42.0	—	42.4
Total Revenues from Contracts with Customers	325.0	150.1	(7.8)	467.3
Other operating revenues (2)	5.3	9.4	(4.5)	10.2
Total Operating Revenues	$330.3	$159.5	$(12.3)	$477.5

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

	For the Six Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Eliminations	Total
Revenues from Contracts with Customers
Firm Service (1)	$749.0	$294.5	$(16.5)	$1,027.0
Interruptible Service	34.0	—	(0.4)	33.6
Other revenues	4.3	66.6	—	70.9
Total Revenues from Contracts with Customers	787.3	361.1	(16.9)	1,131.5
Other operating revenues (2)	11.7	18.4	(9.0)	21.1
Total Operating Revenues	$799.0	$379.5	$(25.9)	$1,152.6

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

	For the Six Months Ended June 30, 2024
	Natural Gas	Natural Gas Liquids	Eliminations	Total
Revenues from Contracts with Customers
Firm Service (1)	$666.6	$193.7	$(15.3)	$845.0
Interruptible Service	32.0	—	—	32.0
Other revenues	6.7	84.3	—	91.0
Total Revenues from Contracts with Customers	705.3	278.0	(15.3)	968.0
Other operating revenues (2)	10.7	18.7	(9.4)	20.0
Total Operating Revenues	$716.0	$296.7	$(24.7)	$988.0

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

Contract Balances

As of June 30, 2025, and December 31, 2024, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $191.7 million and $210.7 million, contract assets recorded in Other Assets from contracts with a customer of $12.2 million and $11.9 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $19.1 million and $17.9 million.

As of June 30, 2025, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the six months ended June 30, 2025, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2024 (1)	$17.9
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	2.2
Balance as of June 30, 2025 (1)	$19.1

(1)As of June 30, 2025, and December 31, 2024, $3.7 million and $1.8 million were recorded in Other Current Liabilities (current portion), and $15.4 million and $16.1 million were recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2025. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts, or at a point in time as guaranteed minimum fees associated with the performance obligation are satisfied under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustment. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices, and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table include estimated revenues that are anticipated under executed precedent transportation agreements for growth projects that are subject to regulatory approvals and other conditions.

	In millions
	2025 (1)	2026	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2025 (2)	$786.0	$1,466.5	$12,260.0	$14,512.5
Operating revenues which are fixed and determinable (operating leases)	14.0	27.5	136.0	177.5
Total projected operating revenues under committed firm agreements as of June 30, 2025 (3)	$800.0	$1,494.0	$12,396.0	$14,690.0

(1)The 2025 period is for the remaining six months ending December 31, 2025. For the six months ended June 30, 2025, the Company recognized $812.1 million of fixed fee revenues for the fulfillment of performance obligations.

(2)In March 2024, the Company executed a 108-year firm storage agreement with a customer. The estimated annual revenue from this contract is $3.1 million, with $328.5 million of unsatisfied performance obligations included in the “Thereafter” column. Per the tariff provisions, this customer was required to provide 90 days of collateral and the Company can suspend services due to non-payment.

(3)The estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2025, that are anticipated under executed precedent transportation agreements associated with the Company's growth projects are $4.6 billion.

Note 3:  Gas and NGLs Stored Underground and Gas and NGLs Receivables and Payables

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of June 30, 2025, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 16.8 trillion British thermal units (TBtu). Assuming an average market price during June 2025 of $2.93 per million British thermal unit (MMBtu), the market value of that gas was approximately $49.2 million. As of June 30, 2025, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $0.1 million. As of December 31, 2024, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 9.8 TBtu. Assuming an average market price during December 2024 of $2.98 per MMBtu, the market value of that gas was approximately $29.2 million. As of December 31, 2024, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $0.3 million. As of June 30, 2025, and December 31, 2024, there were no amounts of ethylene owed to the Company's operating subsidiaries under exchange agreements.

Note 4: Fair Value Measurements

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2024 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, were as follows (in millions):

As of June 30, 2025			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$388.8		$388.8	$—	$—	$388.8
Financial Liabilities
Long-term debt	$3,238.0	(1)	$—	$3,186.0	$—	$3,186.0

(1)The carrying amount of long-term debt excluded a $2.2 million long-term finance lease obligation and $4.3 million of unamortized debt issuance costs.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court's ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal occurred in June 2025.

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

Louisiana Department of Wildlife and Fisheries Litigation

Gulf South, among other energy companies, has been named as a defendant in an action filed by the Louisiana Department of Wildlife and Fisheries (Department). The case was filed in the state district court for LaFourche Parish, Louisiana, on October 11, 2022 (Case No. C-145860) and Gulf South was served with the original Petition for Damages and Injunctive Relief on November 9, 2022. In this lawsuit, the Department alleges that Gulf South's operations in the Point-aux-Chenes Wildlife Management Area wetlands have contributed to hydrological changes and widening canals. The Department's claims include negligence, nuisance, breach of contract, tort and unfair trade practices. Discovery is ongoing.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of June 30, 2025, the commitments totaled approximately $279.4 million, which are expected to be settled through the end of 2028.

Note 6:  Financing

Notes and Debentures

As of June 30, 2025, and December 31, 2024, the Company had principal amounts of notes and debentures outstanding of $3.3 billion, with a weighted-average interest rate of 4.95%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of June 30, 2025, the Company and its subsidiaries were in compliance with their covenants under the indentures.

The Company has included $550.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of June 30, 2025. The Company has the intent to refinance the notes on a long-term basis, and as of June 30, 2025, has the ability to refinance the notes through the available borrowing capacity under its revolving credit facility.

Revolving Credit Facility

As of June 30, 2025, and December 31, 2024, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. The revolving credit facility has a borrowing capacity of $1.0 billion through May 27, 2027, and a borrowing capacity of $912.2 million from May 28, 2027, to May 26, 2028. The Company and its subsidiaries were in compliance with the covenants under the revolving credit facility as of June 30, 2025.

Note 7: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Service cost	$0.4	$0.5	$—	$—
Interest cost	0.9	1.0	0.3	0.3
Expected return on plan assets	(1.0)	(1.0)	(0.7)	(0.7)
Amortization of unrecognized net loss	0.1	0.2	—	—
Settlement charge	0.2	0.3	—	—
Regulatory asset decrease	0.1	—	—	—
Net periodic benefit cost (credit)	$0.7	$1.0	$(0.4)	$(0.4)

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$0.9	$1.0	$—	$—
Interest cost	1.9	2.0	0.6	0.6
Expected return on plan assets	(2.1)	(2.0)	(1.4)	(1.3)
Amortization of unrecognized net loss	0.1	0.4	—	—
Settlement charge	0.5	0.4	—	—
Regulatory asset decrease	0.1	—	—	—
Net periodic benefit cost (credit)	$1.4	$1.8	$(0.8)	$(0.7)

During the six months ended June 30, 2025, the Company made $1.3 million in contributions to the defined benefit pension plan and expects to fund an additional $1.7 million in the remainder of 2025.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $3.8 million and $3.6 million for the three months ended June 30, 2025 and 2024, and $7.6 million and $7.2 million for the six months ended June 30, 2025 and 2024.

Note 8:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.5 million and $1.3 million for the three months ended June 30, 2025 and 2024, and $3.0 million and $2.7 million for the six months ended June 30, 2025 and 2024, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $75.0 million and $50.0 million for the three months ended June 30, 2025 and 2024, and $150.0 million and $100.0 million for the six months ended June 30, 2025 and 2024.

Note 9:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Interest (net of amount capitalized)	$75.8	$73.7
Non-cash investing activities:
Accounts payable and PPE	16.0	32.1
Right-of-use asset obtained in exchange for lease obligations	0.9	9.4

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

The tables below show financial information by segment (in millions):

	For the Three Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues
Revenue from external customers	$362.4	$171.6	$534.0
Intrasegment revenues	12.9	—	12.9
	$375.3	$171.6	$546.9
Reconciliation of revenues:
Elimination of intrasegment revenues			(12.9)
Total consolidated revenues			$534.0

Less:
Costs associated with service revenues	$11.5	$4.3
Costs associated with product sales	—	95.6
Operation and maintenance	62.8	12.2
Administrative and general	44.0	6.8
Taxes other than income taxes	30.3	3.0
Loss on sale of assets, impairments and other	0.1	—
Miscellaneous other income, net	(0.7)	0.1
Segment EBITDA	$227.3	$49.6	$276.9

Reconciliation of profit or loss:
Depreciation and amortization			$118.9
Interest expense			39.8
Interest income			(3.0)
Consolidated income before income taxes			$121.2

	For the Three Months Ended June 30, 2024
	Natural Gas	Natural Gas Liquids	Total
Revenues
Revenue from external customers	$318.0	$159.5	$477.5
Intrasegment revenues	12.3	—	12.3
	$330.3	$159.5	$489.8
Reconciliation of revenues:
Elimination of intrasegment revenues			(12.3)
Total consolidated revenues			$477.5

Less:
Costs associated with service revenues	$9.8	$4.6
Costs associated with product sales	—	78.9
Operation and maintenance	62.4	16.7
Administrative and general	40.9	6.5
Taxes other than income taxes	25.3	3.4
Miscellaneous other income, net	(0.9)	—
Segment EBITDA	$192.8	$49.4	$242.2

Reconciliation of profit or loss:
Depreciation and amortization			$106.5
Interest expense			46.9
Interest income			(8.8)
Consolidated income before income taxes			$97.6

	For the Six Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues
Revenue from external customers	$773.1	$379.5	$1,152.6
Intrasegment revenues	25.9	—	25.9
	$799.0	$379.5	$1,178.5
Reconciliation of revenues:
Elimination of intrasegment revenues			(25.9)
Total consolidated revenues			$1,152.6

Less:
Costs associated with service revenues	$23.5	$8.6
Costs associated with product sales	—	218.5
Operation and maintenance	110.6	22.6
Administrative and general	90.5	13.3
Taxes other than income taxes	59.2	6.4
Gain on sale of assets, impairments and other	(0.9)	—
Miscellaneous other income, net	(1.8)	—
Segment EBITDA	$517.9	$110.1	$628.0

Reconciliation of profit or loss:
Depreciation and amortization			$224.4
Interest expense			79.3
Interest income			(4.0)
Consolidated income before income taxes			$328.3

	For the Six Months Ended June 30, 2024
	Natural Gas	Natural Gas Liquids	Total
Revenues
Revenue from external customers	$691.3	$296.7	$988.0
Intrasegment revenues	24.7	—	24.7
	$716.0	$296.7	$1,012.7
Reconciliation of revenues:
Elimination of intrasegment revenues			(24.7)
Total consolidated revenues			$988.0

Less:
Costs associated with service revenues	$19.8	$9.3
Costs associated with product sales	—	142.7
Operation and maintenance	108.9	29.1
Administrative and general	88.1	13.5
Taxes other than income taxes	53.6	6.8
Gain on sale of assets, impairments and other	(7.7)	—
Miscellaneous other income, net	(3.8)	(0.1)
Segment EBITDA	$457.1	$95.4	$552.5

Reconciliation of profit or loss:
Depreciation and amortization			$212.0
Interest expense			90.2
Interest income			(12.5)
Consolidated income before income taxes			$262.8

Segment assets include Property, plant, and equipment – net, Intangible assets – net of accumulated amortization and Goodwill. The following table reflects segment assets (in millions):

	Segment Assets
	As of June 30, 2025	As of December 31, 2024
Natural Gas	$7,528.8	$7,490.1
Natural Gas Liquids	1,501.1	1,628.7
Total Segment Assets	$9,029.9	$9,118.8

The following table reflects capital expenditures by segment (in millions):

	For the Six Months Ended June 30,
	2025	2024
Natural Gas	$104.7	$166.2
Natural Gas Liquids	17.2	30.2
Total	$121.9	$196.4

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

Current Growth Projects

We regularly review opportunities to expand our existing facilities and footprint to meet growing demand for transportation and storage services. Recent growth of liquefied natural gas export and power generation demand has led to growth projects for us. As of June 30, 2025, we have growth projects for which we have executed precedent or long-term firm transportation agreements that are expected to increase capacity on our pipeline systems by an aggregate of 2.6 billion cubic feet per day (Bcf/d) at an aggregate cost of approximately $1.7 billion and are scheduled to be completed through 2029. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits.

These projects have lengthy planning and construction periods and, as a result, will not contribute to our earnings and cash flows until they receive the required regulatory approvals and permits and are constructed and placed into service over the next several years. Refer to Liquidity and Capital Resources of this Quarterly Report on Form 10-Q for further discussion of capital expenditures and financing. Our cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, our ability to acquire and cost of obtaining the right to construct and operate on land not owned by us, delays in obtaining and shortages and price increases for key materials (including pipe, compressor stations and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials, including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for our growth projects may differ, perhaps materially, from our estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with us. Refer to Part I, Item IA, Risk Factors of our 2024 Annual Report on Form 10-K for additional risks associated with our growth projects and the related financing.

The below identifies our more significant growth projects:

Kosciusko Junction Project (Kosci project): The Kosci project is expected to increase the capacity of our pipeline system by 1.2 Bcf/d through the addition of compression facilities, the installation of 110 miles of natural gas pipeline, and other system modifications. The capacity for this project is supported by precedent agreements with utility customers, including two precedent agreements that were executed in July 2025. This project is designed to connect supply from the Haynesville, Utica/Marcellus, and Fayetteville basins to markets in the southeast U.S. that are either tied into our existing pipeline systems or will be served through third-party pipeline interconnects. This project has an expected in-service date of the first half of 2029 and remains subject to Federal Energy Regulatory Commission (FERC) approval, acquisition of land rights, and receipt of environmental permits and authorizations.

Southeast Compression for Utility Reliability Expansion Project (SECURE project): We executed two precedent agreements for the SECURE project, which is expected to increase the capacity of our pipeline system by 0.3 Bcf/d and provide additional transportation from west to east across our pipeline systems. This project is expected to increase the peak-day transmission capacity by increasing the horsepower at three existing compressor stations and constructing a new compressor station. This project supports growing energy demands and power generation needs, has an expected in-service date of the first half of 2028, and remains subject to FERC approval and receipt of environmental permits and authorizations.

Parks Line Upgrade and Sorrento Station Project (PLUSS project): The PLUSS project is expected to increase the capacity of our pipeline system by approximately 0.2 Bcf/d of incremental capacity and is supported by precedent agreements to serve industrial and power markets in the Mississippi River corridor. As part of the project, we intend to add compression facilities, modify our pipelines and perform other system modifications on our pipeline systems. This project has an expected in-service date of the first half of 2028 and remains subject to FERC approval, acquisition of land rights, and receipt of environmental permits and authorizations.

Eunice – Iowa: This project is expected to increase the capacity of our pipeline system by approximately 0.1 Bcf/d of incremental capacity to the Lake Charles, Louisiana area and is supported by three precedent agreements. The project has an expected in-service date of the first half of 2027 and consists of the addition of compression facilities. This project was recently approved by FERC but remains subject to acquisition of land rights.

Northeast Texas Power Plant Project: This project is expected to increase the delivery capacity of our pipeline system by approximately 0.3 Bcf/d in Northeast Texas, through the construction of 16 miles of natural gas pipeline and a delivery meter that will connect to a power plant. The project is supported by a precedent agreement with a utility customer and is expected to be in-service the second half of 2027 and remains subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.

Ohio Power Plant Project: This project is expected to increase the delivery capacity of our pipeline system by approximately 0.3 Bcf/d in Hamilton County, Ohio, through the construction of seven miles of natural gas pipeline and a delivery meter that will connect to a power plant. The project is supported by a precedent agreement with a utility customer and is expected to be in-service the first half of 2028 and remains subject to FERC approval, acquisition of land rights and receipt of environmental permits and authorizations.

Carnation Project: This project is expected to increase the capacity of our pipeline system by approximately 0.2 Bcf/d of incremental capacity in Hamilton County, Ohio, through the installation of a compressor unit and auxiliary equipment. This project is supported by a precedent agreement with a local distribution company and is expected to support regional energy needs. It has an expected in-service date of the second half of 2027 and remains subject to FERC approval and receipt of environmental permits and authorizations.

In addition to growth projects for which we have executed precedent agreements, we regularly consider other potential growth projects at earlier stages of development. We may from time to time make public disclosures regarding these potential projects, for instance, through announcements of open seasons for potential future capacity. In addition to the risks and uncertainties described above regarding the growth projects for which we have executed precedent agreements, these potential growth projects at earlier stages of development are subject to a variety of additional risks and uncertainties as we have not reached final investment decisions or secured executed precedent agreements for them. Therefore, these potential growth projects at earlier stages of development are highly speculative and may not be consummated as contemplated in any such public disclosures or at all.

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

The following table presents a reconciliation of net income to EBITDA (in millions):

	For the Six Months Ended June 30,
	2025	2024
Net income	$327.5	$262.2
Income taxes	0.8	0.6
Depreciation and amortization	224.4	212.0
Interest expense	79.3	90.2
Interest income	(4.0)	(12.5)
EBITDA	$628.0	$552.5

For the Six Months Ended June 30, 2025 and 2024

Our net income for the six months ended June 30, 2025, increased $65.3 million, or 25%, to $327.5 million compared to $262.2 million for the six months ended June 30, 2024. Our EBITDA increased $75.5 million, or 14%, to $628.0 million for the same period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the six months ended June 30, 2025, increased $164.6 million, or 17%, to $1,152.6 million compared to $988.0 million for the six months ended June 30, 2024. Our transportation revenues increased $65.9 million, primarily due to re-contracting at higher rates and recently completed growth projects; our storage, parking and lending (PAL) revenues increased $16.4 million due to favorable market conditions which allowed for contracting at higher rates; and our product sales revenues increased $81.6 million primarily from higher volumes from the sale of ethane due to a customer outage in 2024, which impacted 2024 volumes.

Operating costs and expenses for the six months ended June 30, 2025, increased $99.4 million, or 15%, to $750.8 million compared to $651.4 million for the six months ended June 30, 2024, primarily from higher product costs associated with increased ethane product sales, increased depreciation and amortization expense and higher property taxes due to higher assessments and an increased asset base.

Our interest income and expense for the six months ended June 30, 2025, as compared to the same period in the prior year, were impacted by the following items:

•decreased interest expense of $10.9 million due to the pre-financing of long-term debt in 2024; and
•decreased interest income of $8.5 million due to income earned from cash invested in short-term investments in 2024 from the pre-financing of a December 2024 debt maturity.

Segment Results

In the fourth quarter 2024, we began reporting our operations under two business segments: Natural Gas and Natural Gas Liquids. Management uses Segment EBITDA, which is contained in Note 10 in Part I, Item 1. of this Quarterly Report on Form 10-Q, as a basis to assess segment financial performance and allocate resources.

The following table provides our Total Segment EBITDA and a reconciliation to EBITDA (in millions):

	For the Six Months Ended June 30,
	2025	2024
Natural Gas	$517.9	$457.1
Natural Gas Liquids	110.1	95.4
Total Segment EBITDA	$628.0	$552.5

EBITDA (1)	$628.0	$552.5

(1)Refer to the reconciliation of net income to EBITDA in the table under Consolidated Results of Operations.

For the Six Months Ended June 30, 2025 and 2024

Natural Gas Segment

The Natural Gas segment's operating revenues for the six months ended June 30, 2025, increased $83.0 million or 12%, to $799.0 million, compared to $716.0 million for the six months ended June 30, 2024. Segment operating costs increased $22.2 million for the six months ended June 30, 2025, or 9%, to $281.1 million, compared to $258.9 million for the six months ended June 30, 2024. EBITDA increased by $60.8 million to $517.9 million for the same period.

EBITDA for the six months ended June 30, 2025, as compared to the same period in the prior year, was primarily impacted by the following items:

•increased transportation revenues of $62.7 million primarily due to re-contracting at higher rates, recently completed growth projects and higher utilization-based revenue;
•increased storage and PAL revenues of $21.0 million due to favorable market conditions which allowed for re-contracting at higher rates;
•decreased natural gas product sales of $3.5 million;
•decreased gains from contract settlements of $6.8 million; and
•increased property taxes of $4.9 million from higher property tax assessments and an increased asset base.

Natural Gas Liquids Segment

The Natural Gas Liquids segment's operating revenues for the six months ended June 30, 2025, increased $82.8 million, or 28%, to $379.5 million compared to $296.7 million for the six months ended June 30, 2024. Segment operating costs increased $68.1 million for the six months ended June 30, 2025, or 34%, to $269.4 million, compared to $201.3 million for the six months ended June 30, 2024. EBITDA increased by $14.7 million to $110.1 million for the same period.

EBITDA for the six months ended June 30, 2025, as compared to the same period in the prior year, was primarily impacted by the following items:

•increased ethane product sales of $80.3 million primarily from higher volumes in 2025 due to a customer outage in 2024, which impacted 2024 volumes;
•increased propane and ethylene product sales of $4.8 million due to opportunistic market conditions;
•increased product costs associated with increased ethane product sales of $75.2 million; and
•decreased operation and maintenance costs due to environmental accruals recorded in 2024.

Liquidity and Capital Resources

In the first six months of 2025, we paid total distributions of $150.0 million to Boardwalk GP, LP and Boardwalk Pipelines Holding Corp. We anticipate that our existing capital resources, including our cash and cash equivalents, revolving credit facility and our cash flows from operating activities, will be adequate to fund our operations and capital expenditures for 2025. As of June 30, 2025, we also have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which we may publicly issue up to $900.0 million of debt securities, warrants or rights from time to time. We have $550.0 million of 5.95% Notes maturing in June 2026 (2026 Notes). We expect to retire the 2026 Notes at their maturity through available capital resources, including borrowings under our revolving credit facility or the issuance of debt securities. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Capital Expenditures

As described in Current Growth Projects, we are currently engaged in growth projects for which we have executed precedent or long-term firm transportation agreements with an expected aggregate cost of approximately $1.7 billion, which is expected to be spent through 2029. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving the FERC approval to begin construction, which is generally 12-18 months prior to the project's in-service date. We expect to finance these growth projects through a combination of operating cash flows and the issuance of long-term debt, including borrowings under our revolving credit facility. Our cost and timing estimates for these projects are subject to a variety of risks and uncertainties, and are based on the factors, described in Current Growth Projects. Actual costs and timing of in-service dates for our growth projects may differ, perhaps materially, from our estimates. Refer to Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K for additional risks associated with our growth projects and the related financing.

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

Maintenance capital expenditures for the six months ended June 30, 2025 and 2024, were $71.3 million and $72.2 million. Growth capital expenditures for the six months ended June 30, 2025 and 2024, were $50.6 million and $124.2 million.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of June 30, 2025, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of June 30, 2025, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of June 30, 2025
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(14.1)
Total debt and finance lease obligation	$3,235.9

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

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, which includes the Guaranteed Notes and interest expense of $75.8 million for the six months ended June 30, 2025, and includes advances to and from each other, and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 to omit the summarized financial information from our disclosures.

Contractual Obligations

Our future principal payments associated with our outstanding debt obligations were $3.3 billion as of June 30, 2025, and December 31, 2024. Additionally, as of June 30, 2025, we have future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $279.4 million, which are expected to be settled through the end of 2028. Refer to Notes 5 and 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 12 in Part II, Item 8. of our 2024 Annual Report on Form 10-K for more information on our future capital commitments, financing activities and debt obligations.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements in our other filings with the SEC and periodic press releases and some statements made by our officials, and us and our subsidiaries in presentations about us, are "forward-looking." Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance, intentions or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will likely result" and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible actions by us or our subsidiaries, are also forward-looking statements.

Forward-looking statements are based on current expectations and projections about future events and their potential impact on us. While management believes that these forward-looking statements are reasonable as and when made, there is no assurance that future events affecting us will be those that we anticipate. All forward-looking statements are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those anticipated or projected. These include, among others, the impacts of legislative and regulatory initiatives, including tariffs, or the implementation thereof, the impacts of climate change, environmental, social and governance matters and pipeline safety requirements and initiatives, the costs of maintaining and ensuring the integrity and reliability of our pipeline systems, our ability to complete growth projects that we have commenced or will commence at budgeted amounts and within the projected timeframes, recontracting at acceptable rates, the risk of a failure in computer systems or cybersecurity attack, successful negotiation, consummation and completion of contemplated transactions, projects and agreements, risks and uncertainties related to the impacts of volatility in energy prices and our exposure to credit risk relating to default or bankruptcy by our customers. Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Refer to Part I, Item 1A. of our 2024 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2024 Annual Report on Form 10-K for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 4, 2025	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)