Form 10-Q
period 2026-03-31
Boardwalk Pipeline Partners, LP
filed 2026-05-04
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

TABLE OF CONTENTS

FORM 10-Q

March 31, 2026

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	March 31, 2026	December 31, 2025
Current Assets:
Cash and cash equivalents	$329.6	$499.2
Receivables:
Trade, net	220.1	220.5
Other	34.1	27.6
Gas transportation receivables	18.2	22.4
Short-term investments	—	351.3
Other current assets	54.7	58.7
Total current assets	656.7	1,179.7

Property, Plant and Equipment:
Pipelines, storage and other plant	13,870.5	13,835.1
Construction work in progress	415.5	289.2
Property, plant and equipment, gross	14,286.0	14,124.3
Less—accumulated depreciation and amortization	5,449.6	5,352.5
Property, plant and equipment, net	8,836.4	8,771.8

Other Assets:
Goodwill	237.4	237.4
Gas stored underground	97.8	100.0
Other	280.9	224.5
Total other assets	616.1	561.9

Total Assets	$10,109.2	$10,513.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	March 31, 2026	December 31, 2025
Current Liabilities:
Payables:
Trade	$150.1	$140.5
Affiliates	0.5	0.5
Other	26.6	29.9
Gas transportation payables	12.6	14.9
Accrued taxes, other	52.9	73.3
Accrued interest	29.2	49.8
Accrued payroll and employee benefits	31.9	53.1
Regulatory liabilities	30.8	29.1
Current portion of long-term debt	—	549.6
Other current liabilities	55.4	41.1
Total current liabilities	390.0	981.8

Long-term debt and finance lease obligation	3,231.0	3,231.8

Other Liabilities and Deferred Credits:
Asset retirement obligations	71.7	71.6
Provision for other asset retirement	110.1	108.2
Payable to affiliate	6.4	6.2
Other	170.1	121.2
Total other liabilities and deferred credits	358.3	307.2

Commitments and Contingencies

Partners' Capital:
Partners' capital	6,210.0	6,073.3
Accumulated other comprehensive loss	(80.1)	(80.7)
Total partners' capital	6,129.9	5,992.6

Total Liabilities and Partners' Capital	$10,109.2	$10,513.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues:
Transportation	$416.4	$395.0
Storage, parking and lending	62.0	52.7
Product sales	124.1	152.7
Other	20.6	18.2
Total operating revenues	623.1	618.6
Operating Costs and Expenses:
Costs associated with service revenues	7.7	8.0
Costs associated with product sales	108.5	122.9
Operation and maintenance	60.1	58.2
Administrative and general	53.4	48.3
Depreciation and amortization	109.9	105.5
Gain on sale of assets, impairments and other	(0.4)	(1.0)
Taxes other than income taxes	35.7	32.3
Total operating costs and expenses	374.9	374.2
Operating income	248.2	244.4
Other Deductions (Income):
Interest expense	43.2	39.5
Interest income	(5.4)	(1.0)
Miscellaneous other income, net	(1.9)	(1.2)
Total other deductions	35.9	37.3
Income before income taxes	212.3	207.1
Income taxes	0.6	0.5
Net income	$211.7	$206.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$211.7	$206.6
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	—	0.4
Pension and other postretirement benefit costs, net of tax	0.6	(0.1)
Total Comprehensive Income	$212.3	$206.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$211.7	$206.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	109.9	105.5
Amortization of deferred costs and other	1.6	3.9
Gain on sale of assets, impairments and other	(0.4)	(1.0)
Interest income from short-term investments	(1.8)	—
Changes in operating assets and liabilities:
Trade and other receivables	(7.2)	(8.0)
Gas receivables and payables and product inventory	(3.1)	(5.1)
Prepayments and other assets	5.6	7.7
Trade and other payables	(14.9)	(13.3)
Accrued liabilities	(66.0)	(52.9)
Other liabilities	10.5	0.5
Net cash provided by operating activities	245.9	243.9
INVESTING ACTIVITIES:
Capital expenditures	(143.6)	(51.6)
Proceeds from sale of operating assets	0.2	0.1
Advances to affiliates	—	(0.7)
Proceeds from the maturity of short-term investments	353.1	—
Net cash provided by (used in) investing activities	209.7	(52.2)
FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	(550.0)	—
Repayments of borrowings on revolving credit facility, including financing fees	(0.1)	—
Principal payment of finance lease obligation	(0.3)	(0.2)
Advances from affiliates	0.2	0.8
Distributions paid	(75.0)	(75.0)
Net cash used in financing activities	(625.2)	(74.4)
(Decrease) increase in cash and cash equivalents	(169.6)	117.3
Cash and cash equivalents at beginning of period	499.2	117.9
Cash and cash equivalents at end of period	$329.6	$235.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended March 31, 2025
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2024	$5,978.6	$(72.6)	$5,906.0
Add (deduct):
Net income	206.6	—	206.6
Distributions paid	(75.0)	—	(75.0)
Other comprehensive income, net of tax	—	0.3	0.3
Balance March 31, 2025	$6,110.2	$(72.3)	$6,037.9

	Three Months Ended March 31, 2026
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2025	$6,073.3	$(80.7)	$5,992.6
Add (deduct):
Net income	211.7	—	211.7
Distributions paid	(75.0)	—	(75.0)
Other comprehensive income, net of tax	—	0.6	0.6
Balance March 31, 2026	$6,210.0	$(80.1)	$6,129.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as NGLs). As of March 31, 2026, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2026, and December 31, 2025, and its results of operations, comprehensive income and changes in cash flow and partners' capital for the three months ended March 31, 2026 and 2025, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2025 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

Due to changes in its internal reporting and the information evaluated by the Chief Operating Decision Maker (CODM), the Company concluded that it operated in two operating segments, Natural Gas and Natural Gas Liquids, as of March 31, 2026, both of which are reportable segments. The Company had previously determined that it had three operating segments, but because two of the operating segments shared similar economic and qualitative characteristics, it aggregated two of the operating segments into one reportable segment. Though the reportable segments did not change from that disclosed in 2025, the change in operating segments caused a change in presentation and the disclosures for 2025 in Notes 3 and 12 have been recast on this basis.

Note 2: Acquisition

On April 30, 2026, the Company acquired Spire Marketing LLC (previously known as Spire Marketing Inc.), a business engaged in natural gas marketing activities, for $215.0 million in cash, subject to customary purchase price adjustments. The acquisition is expected to broaden the Company's marketing capabilities and customer reach. The Company is in the process of determining the acquisition-date fair values of identifiable tangible and intangible assets acquired and liabilities assumed. As the evaluation is ongoing, the Company has not yet completed the allocation of the purchase price. The final purchase price allocation may result in the recognition of goodwill to the extent the consideration transferred exceeds the fair value of identifiable net assets acquired.

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

	For the Three Months Ended March 31, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$405.9	$134.3	$540.2
Interruptible Service	21.9	—	21.9
Other revenues	2.7	46.9	49.6
Total Revenues from Contracts with Customers	430.5	181.2	611.7
Other operating revenues (2)	2.3	9.1	11.4
Total Operating Revenues	$432.8	$190.3	$623.1

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

	For the Three Months Ended March 31, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$393.3	$152.8	$546.1
Interruptible Service	13.0	—	13.0
Other revenues	3.2	46.2	49.4
Total Revenues from Contracts with Customers	409.5	199.0	608.5
Other operating revenues (2)	1.2	8.9	10.1
Total Operating Revenues	$410.7	$207.9	$618.6

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

Contract Balances

As of March 31, 2026, and December 31, 2025, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $220.1 million and $220.5 million, contract assets recorded in Other Assets from contracts with a customer of $11.4 million and $11.9 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $22.9 million and $19.1 million.

As of March 31, 2026, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the three months ended March 31, 2026, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2025 (1)	$19.1
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1.4)
Increases due to cash received, excluding amounts recognized as revenues during the period	5.2
Balance as of March 31, 2026 (1)	$22.9

(1)As of March 31, 2026, and December 31, 2025, $7.7 million and $3.9 million were recorded in Other Current Liabilities (current portion), and $15.2 million was recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of March 31, 2026. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts, or at a point in time as guaranteed minimum fees associated with the performance obligation are satisfied under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustments. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices; and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services. The estimated revenues reflected in the table include estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

	In millions
	2026 (1)	2027	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2026	$1,187.0	$1,422.0	$16,970.0	$19,579.0
Operating revenues which are fixed and determinable (operating leases)	21.0	27.5	108.5	157.0
Total projected operating revenues under committed firm agreements as of March 31, 2026 (2)	$1,208.0	$1,449.5	$17,078.5	$19,736.0

(1)The 2026 period is for the remaining nine months ending December 31, 2026. For the three months ended March 31, 2026, the Company recognized $445.4 million of fixed fee revenues for the fulfillment of performance obligations.

(2)The estimated revenues from contracts with customers from unsatisfied performance obligations as of March 31, 2026, that are anticipated under executed precedent or long-term firm transportation agreements associated with the Company's growth projects are $9.5 billion.

Note 4:  Gas and NGLs Stored Underground and Gas and NGLs Receivables and Payables

The operating subsidiaries of the Company provide storage services whereby they store natural gas or NGLs on behalf of customers and also periodically hold customer gas under parking and lending (PAL) services. Since the customers retain title to the gas or NGLs held by the Company in providing these services, the Company does not record the related gas or NGLs on the Condensed Consolidated Balance Sheets.

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of March 31, 2026, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 27.7 trillion British thermal units (TBtu). Assuming an average market price during March 2026 of $2.83 per million British thermal unit (MMBtu), the market value of that gas was approximately $78.4 million. As of December 31, 2025, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.1 TBtu. Assuming an average market price during December 2025 of $3.90 per MMBtu, the market value of that gas was approximately $51.1 million. As of March 31, 2026, and December 31, 2025, there were no outstanding NGLs imbalances owed to the Company's operating subsidiaries and there were no amounts of ethylene owed to the Company's operating subsidiaries under exchange agreements.

Note 5: Fair Value

Financial Assets and Liabilities

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities are consistent with those disclosed in the Company's 2025 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets, were as follows (in millions):

As of March 31, 2026			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$329.6		$329.6	$—	$—	$329.6
Financial Liabilities
Long-term debt	$3,236.2	(1)	$—	$3,187.5	$—	$3,187.5

(1)The carrying amount of long-term debt excluded $5.2 million of unamortized debt issuance costs.

As of December 31, 2025			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$499.2		$499.2	$—	$—	$499.2
Short-term investments	351.3		351.4	—	—	351.4
Financial Liabilities
Debt, current and long-term	$3,785.2	(1)	$—	$3,786.5	$—	$3,786.5

(1)The carrying amount of debt excluded a $1.7 million long-term finance lease obligation and $5.5 million of unamortized debt issuance costs.

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

Louisiana Department of Wildlife and Fisheries (Department) Litigation

Gulf South Pipeline Company, LLC (Gulf South), among other energy companies, has been named as a defendant in an action filed by the Department. The case was filed in the state district court for LaFourche Parish, Louisiana, on October 11, 2022 (Case No. C-145860). In this lawsuit, the Department alleges that Gulf South's operations in the Point-aux-Chenes Wildlife Management Area wetlands have contributed to hydrological changes and widening canals. The Department's claims include negligence, nuisance, breach of contract, tort and unfair trade practices. Discovery is ongoing, and the Department has issued expert reports, which include their damages models.

Gulf South has been named as a defendant in several suits in the State of Louisiana that are similar in nature to the Department litigation discussed above. These cases were filed in Louisiana state courts and discovery is ongoing.

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of March 31, 2026, the commitments totaled approximately $466.8 million, which are expected to be settled through 2028.

Note 7:  Financing

Notes and Debentures

As of March 31, 2026, and December 31, 2025, the Company had principal amounts of notes and debentures outstanding of $3.3 billion and $3.8 billion, with weighted-average interest rates of 4.83% and 5.03%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of March 31, 2026, the Company and its subsidiaries were in compliance with their covenants under the indentures.

Redemption of Notes

On March 1, 2026, the Company redeemed the outstanding $550.0 million aggregate principal amount of Boardwalk Pipelines 5.95% notes due June 1, 2026, at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the net proceeds of the November 2025 issuance of $550.0 million Boardwalk Pipelines 5.375% notes due 2036.

Revolving Credit Facility

As of March 31, 2026, and December 31, 2025, the Company had no outstanding borrowings under its revolving credit facility and had the full borrowing capacity of $1.0 billion available. The Company and its subsidiaries were in compliance with the covenants under the revolving credit facility as of March 31, 2026.

Note 8: Leases

In March 2026, the Company entered into a fifteen-year lease for a new Houston, Texas, office location and extended its Owensboro, Kentucky, office building lease to 2038. Both leases were determined to be operating leases. As of March 31, 2026, a right of use asset of $59.3 million and lease liability of $60.5 million were recorded related to these operating leases. These operating leases will add $6.7 million of annual operating lease cost, which will be recorded in Administrative and general expense.

Note 9: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025	2026	2025
Service cost	$0.4	$0.5	$—	$—
Interest cost	0.9	1.0	0.4	0.3
Expected return on plan assets	(1.0)	(1.1)	(0.7)	(0.7)
Settlement charge	0.1	0.3	—	—
Amortization of prior service cost	—	—	0.4	—
Net periodic benefit cost (credit)	$0.4	$0.7	$0.1	$(0.4)

During the three months ended March 31, 2026, the Company made $0.9 million in contributions to the defined benefit pension plan and expects to fund an additional $2.1 million in the remainder of 2026.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $4.1 million and $3.8 million for the three months ended March 31, 2026 and 2025.

Note 10:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.6 million and $1.5 million for the three months ended March 31, 2026 and 2025, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $75.0 million for each of the three months ended March 31, 2026 and 2025.

Note 11:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Three Months Ended March 31,
	2026	2025
Cash paid during the period for:
Interest (net of amount capitalized)	$61.6	$48.1
Non-cash investing activities:
Accounts payable and property, plant and equipment	86.0	26.1
Right-of-use asset obtained in exchange for lease obligations	56.2	0.1

Note 12: Reportable Segments

The Company has two reportable segments, Natural Gas and Natural Gas Liquids, which comprise 100% of the Company's operating revenues. The CODM uses earnings before interest, income taxes, depreciation and amortization (EBITDA) to assess each of the Company's segments performance and to determine how to allocate resources. The CODM uses this measure, together with other non-financial measures, when assessing performance of the Company and establishing management's compensation. The Company provides segment expenses to its CODM on the same basis as the expenses are provided in the Company's income statement and used to calculate EBITDA. Refer to the Company's 2025 Annual Report on Form 10-K and Note 1 of this Quarterly Report on Form 10-Q for further information.

The tables below show financial information by segment (in millions):

	For the Three Months Ended March 31, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$432.8	$190.3	$623.1

Less:
Costs associated with service revenues	$2.8	$4.9
Costs associated with product sales	—	108.5
Operation and maintenance	50.0	10.1
Administrative and general	46.9	6.5
Taxes other than income taxes	32.5	3.2
Gain on sale of assets, impairments and other	(0.4)	—
Miscellaneous other income, net	(1.9)	—
Segment EBITDA	$302.9	$57.1	$360.0

Reconciliation of profit or loss:
Depreciation and amortization			$109.9
Interest expense			43.2
Interest income			(5.4)
Consolidated income before income taxes			$212.3

	For the Three Months Ended March 31, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$410.7	$207.9	$618.6

Less:
Costs associated with service revenues	$3.7	$4.3
Costs associated with product sales	—	122.9
Operation and maintenance	47.8	10.4
Administrative and general	41.8	6.5
Taxes other than income taxes	28.9	3.4
Gain on sale of assets, impairments and other	(1.0)	—
Miscellaneous other income, net	(1.1)	(0.1)
Segment EBITDA	$290.6	$60.5	$351.1

Reconciliation of profit or loss:
Depreciation and amortization			$105.5
Interest expense			39.5
Interest income			(1.0)
Consolidated income before income taxes			$207.1

Segment assets include Property, plant, and equipment – net, Intangible assets – net of accumulated amortization and Goodwill. The following table reflects segment assets (in millions):

	As of March 31, 2026	As of December 31, 2025
Natural Gas	$7,664.4	$7,591.2
Natural Gas Liquids	1,474.5	1,483.8
Total Segment Assets	$9,138.9	$9,075.0

The following table reflects capital expenditures by segment (in millions):

	For the Three Months Ended March 31,
	2026	2025
Natural Gas	$138.4	$42.8
Natural Gas Liquids	5.2	8.8
Total	$143.6	$51.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying interim condensed consolidated financial statements and related notes, included elsewhere in this report, and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and our consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K).

We operate in the midstream portion of the natural gas and natural gas liquids, olefins and other hydrocarbons industry, providing transportation and storage for those commodities. We also provide ethane supply and transportation services for petrochemical customers in Louisiana and Texas.

Current Growth Projects

We regularly review opportunities to expand our existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas export and power generation demand has led to the announcement of additional growth projects for us. Through the date of this filing, we have growth projects for which we have executed precedent or long-term firm transportation agreements that are expected to increase capacity on our pipeline systems by an aggregate of 4.2 billion cubic feet per day (Bcf/d) and our storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.2 billion and are scheduled to be completed through 2030. As of March 31, 2026, we have spent $245.1 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

These projects have lengthy planning and construction periods and, as a result, will not contribute to our earnings and cash flows until they receive the required regulatory approvals and permits and are constructed and placed into service over the next several years. Refer to Liquidity and Capital Resources of this Quarterly Report on Form 10-Q for further discussion of capital expenditures and financing. Our cost and timing estimates for these projects are based on a variety of inputs such as contractor indicative bids, quotes on materials and internally-developed financial models, metrics and timelines and are subject to a variety of risks and uncertainties, including obtaining timely regulatory and permit approvals and the cost thereof, adverse weather conditions during construction, our ability to acquire and the cost of obtaining rights to construct and operate on land not owned by us, delays in obtaining and shortages and price increases for key materials (including pipe, compressor facilities and related equipment), tariff implications and shortages and increased costs of qualified labor. Factors in the estimates include, among other things, those related to pipeline costs based on mileage, size and type of pipe, materials, including compressors and related equipment, land, engineering and construction costs and timely receipt of all necessary permits and approvals. Actual costs and timing of in-service dates for our growth projects may differ, perhaps materially, from our estimates. In addition, failure to timely meet development milestones may result in, among other things, contractual counterparties having the ability to terminate contracts with us. Refer to Part I, Item 1. Business and Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K for project descriptions and additional risks associated with our growth projects and the related financing.

Our more significant growth projects are listed below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa(1)	Third quarter 2026	0.1
Carnation Project(2)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project(3)	Fourth quarter 2027	0.3
Kosciusko Junction project (3)	First half 2028	1.2
Ohio Power Plant Project(3)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion project (3)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project(4)	First half 2028	0.2
Texas Gateway Project(3)	Second half 2029	1.5
Petal Gas Storage Expansion(5)	Second half 2030	(5)

(1)This project has received approval from the Federal Energy Regulatory Commission (FERC) and is in construction.
(2)This project remains subject to FERC approval and receipt of environmental permits and authorizations.
(3)These projects remain subject to FERC approval, acquisition of land rights, and receipt of environmental permits and authorizations.
(4)This project received FERC approval in December 2025 and is expected to start construction in the first half of 2026.
(5)This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.

Refer to Current Growth Projects in Part I, Item 1. of our 2025 Annual Report on Form 10-K for further discussion of our significant growth projects. Our growth projects include $9.5 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

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

Consolidated Results of Operations

Note 2 in Part II, Item 8. of our 2025 Annual Report on Form 10-K contains a summary of our revenue contracts and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business, such as changes in pricing on contract renewals and other factors as discussed in our 2025 Annual Report on Form 10-K. The pricing contained in the purchase and sales agreements associated with our ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, our ethane supply services, like our other businesses, have little to no direct commodity price exposure. Our operating costs and expenses do not vary significantly based upon the volume of products transported, with the exception of costs recorded in Costs associated with service revenues. Our operation and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, pipeline integrity maintenance regulations and our efforts to monitor, control and reduce emissions, as further discussed in our 2025 Annual Report on Form 10-K.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a measure not included in GAAP, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance as EBITDA is a commonly used metric within the midstream industry.

The following table presents a reconciliation of net income to EBITDA (in millions):

	For the Three Months Ended March 31,
	2026	2025
Net income	$211.7	$206.6
Income taxes	0.6	0.5
Depreciation and amortization	109.9	105.5
Interest expense	43.2	39.5
Interest income	(5.4)	(1.0)
EBITDA	$360.0	$351.1

For the Three Months Ended March 31, 2026 and 2025

Our net income for the three months ended March 31, 2026, increased $5.1 million, or 2%, to $211.7 million compared to $206.6 million for the three months ended March 31, 2025. Our EBITDA increased $8.9 million, or 3%, to $360.0 million for the same period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the three months ended March 31, 2026, increased $4.5 million, or 1%, to $623.1 million compared to $618.6 million for the three months ended March 31, 2025. Our transportation revenues increased $15.1 million, primarily due to higher contracting rates and higher utilization-based revenue. Our storage, parking and lending (PAL) revenues increased $15.6 million due to favorable market conditions which allowed for contracting at higher rates. These increases were partially offset by decreased product sales revenues of $28.6 million primarily due to lower volumes for our ethane supply services and other product sales.

Operating costs and expenses for the three months ended March 31, 2026, increased $0.7 million, or less than 1%, to $374.9 million compared to $374.2 million for the three months ended March 31, 2025, primarily from: higher employee-related and outside services costs, increased depreciation and amortization expense, and higher property taxes due to higher assessments, partially offset by lower product costs associated with lower ethane product sales.

Our interest income and expense for the three months ended March 31, 2026, as compared to the same period in the prior year, were impacted by the following items:

•increased interest expense of $3.7 million due to the pre-financing of a June 2026 debt maturity that was redeemed in March 2026; and
•increased interest income of $4.4 million due to income earned from cash invested in short-term investments and money market funds.

Segment Results

We report our operations under two business segments: Natural Gas and Natural Gas Liquids. Management uses Segment EBITDA as a basis to assess segment financial performance and allocate resources, which financial information is contained in Note 12 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

The following table provides our Total Segment EBITDA and a reconciliation to EBITDA (in millions):

	For the Three Months Ended March 31,
	2026	2025
Natural Gas	$302.9	$290.6
Natural Gas Liquids	57.1	60.5
Total Segment EBITDA	$360.0	$351.1

EBITDA (1)	$360.0	$351.1

(1)Refer to the reconciliation of net income to EBITDA in the table under Consolidated Results of Operations.

For the Three Months Ended March 31, 2026 and 2025

Natural Gas Segment

The Natural Gas segment's operating revenues for the three months ended March 31, 2026, increased $22.1 million or 5%, to $432.8 million, compared to $410.7 million for the three months ended March 31, 2025. Segment operating costs and expenses increased $9.8 million for the three months ended March 31, 2026, or 8%, to $129.9 million, compared to $120.1 million for the three months ended March 31, 2025. EBITDA increased by $12.3 million to $302.9 million for the same period.

EBITDA for the three months ended March 31, 2026, as compared to the same period in the prior year, was primarily impacted by the following items:

•transportation revenues increased by $8.3 million primarily due to higher contracting rates, recently completed growth projects and higher utilization-based revenue;
•storage and PAL revenues increased by $14.5 million primarily due to favorable market conditions which allowed for contracting at higher rates;
•administrative and general costs increased by $5.1 million primarily due to higher employee-related and outside service costs; and
•other taxes increased by $3.6 million primarily due to higher property tax assessments and an increased asset base.

Natural Gas Liquids Segment

The Natural Gas Liquids segment's operating revenues for the three months ended March 31, 2026, decreased $17.6 million, or 9%, to $190.3 million compared to $207.9 million for the three months ended March 31, 2025. Segment operating costs and expenses decreased $14.2 million for the three months ended March 31, 2026, or 10%, to $133.2 million, compared to $147.4 million for the three months ended March 31, 2025. EBITDA decreased by $3.4 million to $57.1 million for the same period.

EBITDA for the three months ended March 31, 2026, as compared to the same period in the prior year, was primarily impacted by the following items:

•transportation revenues increased by $6.8 million primarily due to higher volumes;
•product costs related to propane and ethylene sales increased by $15.2 million, partially offset by higher propane and ethylene product sales of $6.6 million; and
•for our ethane supply services, ethane product sales decreased by $32.9 million primarily due to lower volumes, partially offset by lower product costs related to ethane product sales of $29.5 million.

Liquidity and Capital Resources

We believe that our existing capital resources, including our cash and cash equivalents, revolving credit facility and our cash flows from operating activities, will be adequate to fund our anticipated obligations over the next twelve months. During the first quarter 2026, we filed a $3.5 billion shelf registration statement with the Securities and Exchange Commission (SEC), under which we may publicly issue debt securities, warrants or rights from time to time, which was declared effective on March 19, 2026. On March 1, 2026, we redeemed the outstanding $550.0 million aggregate principal amount of Boardwalk Pipelines 5.95% notes due June 1, 2026, at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the proceeds of the $550.0 million aggregate principal amount of Boardwalk Pipelines 5.375% notes due 2036 issued in November 2025. In the first quarter 2026, we paid total distributions of $75.0 million to Boardwalk GP, LP and Boardwalk Pipelines Holding Corp., and paid $215.0 million in April 2026 to acquire Spire Marketing LLC (previously known as Spire Marketing Inc.). Refer to Notes 2 and 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Capital Expenditures

As described in Current Growth Projects, we are currently engaged in growth projects for which we have executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.2 billion, which is expected to be spent through 2030. As of March 31, 2026, we have spent $245.1 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project's expected in-service date. We are also evaluating additional growth projects involving substantial capital commitments. We expect to finance our growth projects through a combination of operating cash flows and the issuance of long-term debt, including borrowings under our revolving credit facility. Our cost and timing estimates for our growth projects are subject to a variety of risks and uncertainties, and are based on the factors described in Current Growth Projects. Actual costs and timing of in-service dates for our growth projects may differ, perhaps materially, from our estimates. Refer to Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K for additional risks associated with our growth projects and the related financing.

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

Maintenance capital expenditures for the three months ended March 31, 2026 and 2025, were $34.1 million and $35.8 million. Growth capital expenditures for the three months ended March 31, 2026 and 2025, were $109.5 million and $15.8 million.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of March 31, 2026, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed under the revolving credit facility are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of March 31, 2026, there were no outstanding borrowings under the revolving credit facility. The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of March 31, 2026
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(19.0)
Total debt	$3,231.0

(1)This represents principal amounts of all outstanding debt at Boardwalk Pipelines subject to the disclosure rules of Rule 13-01 (the Guaranteed Notes).
(2)This represents principal amounts of outstanding debt at Texas Gas Transmission, LLC.
(3)This represents amounts related to unamortized debt discount and issuance costs.

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

Our operating assets, operating liabilities, operating revenues, expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, which includes the Guaranteed Notes and interest expense of $42.9 million for the three months ended March 31, 2026, and includes advances to and from each other, operating lease right of use assets related to an office building and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 to omit the summarized financial information from our disclosures.

Contractual Obligations

Our future principal payments associated with our outstanding debt obligations were $3.3 billion and $3.8 billion as of March 31, 2026, and December 31, 2025. Additionally, as of March 31, 2026, we have future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $466.8 million, which are expected to be settled through 2028. Refer to Notes 6 and 7 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2025 Annual Report on Form 10-K for more information on our future capital commitments, financing activities and debt obligations.

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

During 2026, there have been no significant changes to our critical accounting policies, judgments or estimates from those disclosed in our 2025 Annual Report on Form 10-K.

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

Refer to Part I, Item 1A. of our 2025 Annual Report on Form 10-K for additional risks and uncertainties regarding our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. of our 2025 Annual Report on Form 10-K for discussion of our market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of certain of our current legal proceedings, please see Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part I, Item 1A. of our 2025 Annual Report on Form 10-K.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
May 4, 2026	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)