Form 10-Q
period 2026-06-30
Boardwalk Pipeline Partners, LP
filed 2026-08-03
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

TABLE OF CONTENTS

FORM 10-Q

June 30, 2026

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	June 30, 2026	December 31, 2025
Current Assets:
Cash and cash equivalents	$138.6	$499.2
Receivables:
Trade, net	279.3	220.5
Other	41.5	27.6
Gas transportation receivables	20.5	22.4
Advances to affiliate	0.4	—
Gas stored underground and product inventory	54.2	23.1
Prepayments	37.2	30.2
Short-term investments	—	351.3
Derivative assets	65.9	—
Other current assets	20.0	5.4
Total current assets	657.6	1,179.7

Property, Plant and Equipment:
Pipelines, storage and other plant	13,917.1	13,835.1
Construction work in progress	543.6	289.2
Property, plant and equipment, gross	14,460.7	14,124.3
Less—accumulated depreciation and amortization	5,557.0	5,352.5
Property, plant and equipment, net	8,903.7	8,771.8

Other Assets:
Goodwill	371.9	237.4
Gas stored underground	97.5	100.0
Other	283.2	224.5
Total other assets	752.6	561.9

Total Assets	$10,313.9	$10,513.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	June 30, 2026	December 31, 2025
Current Liabilities:
Payables:
Trade	$211.3	$140.5
Affiliates	0.5	0.5
Other	22.9	29.9
Gas transportation payables	13.7	14.9
Accrued taxes, other	76.7	73.3
Accrued interest	55.2	49.8
Accrued payroll and employee benefits	41.7	53.1
Current portion of long-term debt	—	549.6
Other current liabilities	91.8	70.2
Total current liabilities	513.8	981.8

Long-term debt and finance lease obligation	3,231.9	3,231.8

Other Liabilities and Deferred Credits:
Asset retirement obligations	74.7	71.6
Provision for other asset retirement	112.2	108.2
Payable to affiliate	6.8	6.2
Other	185.7	121.2
Total other liabilities and deferred credits	379.4	307.2

Partners' Capital:
Partners' capital	6,269.1	6,073.3
Accumulated other comprehensive loss	(80.3)	(80.7)
Total partners' capital	6,188.8	5,992.6

Total Liabilities and Partners' Capital	$10,313.9	$10,513.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Transportation	$359.6	$344.6	$776.0	$739.6
Storage, parking and lending	62.6	61.6	124.6	114.3
Product sales	129.6	107.7	253.7	260.4
Other	20.5	20.1	41.1	38.3
Total operating revenues	572.3	534.0	1,195.4	1,152.6
Operating Costs and Expenses:
Costs associated with service revenues	16.6	7.2	24.3	15.2
Costs associated with product sales	103.4	95.6	211.9	218.5
Operation and maintenance	75.2	75.0	135.3	133.2
Administrative and general	64.8	46.5	118.2	94.8
Depreciation and amortization	111.5	118.9	221.4	224.4
Loss (gain) on sale of assets, impairments and other	0.1	0.1	(0.3)	(0.9)
Taxes other than income taxes	34.3	33.3	70.0	65.6
Total operating costs and expenses	405.9	376.6	780.8	750.8
Operating income	166.4	157.4	414.6	401.8
Other Deductions (Income):
Interest expense	35.8	39.8	79.0	79.3
Interest income	(1.4)	(3.0)	(6.8)	(4.0)
Miscellaneous other income, net	(2.5)	(0.6)	(4.4)	(1.8)
Total other deductions	31.9	36.2	67.8	73.5
Income before income taxes	134.5	121.2	346.8	328.3
Income taxes	0.4	0.3	1.0	0.8
Net income	$134.1	$120.9	$345.8	$327.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$134.1	$120.9	$345.8	$327.5
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	0.1	—	0.1	0.4
Pension and other postretirement benefit costs, net of tax	(0.3)	(0.1)	0.3	(0.2)
Total Comprehensive Income	$133.9	$120.8	$346.2	$327.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$345.8	$327.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	221.4	224.4
Amortization of deferred costs and other	12.6	7.5
Gain on sale of assets, impairments and other	(0.3)	(0.9)
Interest income from short-term investments	(1.8)	—
Net unrealized loss on derivatives	1.9	—
Changes in operating assets and liabilities:
Trade and other receivables	2.2	18.0
Gas receivables and payables and product inventory	(18.3)	(6.2)
Prepayments and other assets	(16.8)	(12.2)
Trade and other payables	(9.5)	(8.6)
Accrued liabilities	(9.4)	(9.3)
Other liabilities	13.6	1.7
Net cash provided by operating activities	541.4	541.9
INVESTING ACTIVITIES:
Capital expenditures	(343.5)	(121.9)
Proceeds from sale of operating assets	0.4	0.1
Advances to affiliates	(0.4)	—
Acquisition of business, net of cash acquired	(211.9)	—
Proceeds from the maturity of short-term investments	353.1	—
Net cash used in investing activities	(202.3)	(121.8)
FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	(550.0)	—
Repayments of borrowings on revolving credit facility, including financing fees	(0.1)	—
Principal payment of finance lease obligation	(0.2)	(0.5)
Advances from affiliates	0.6	1.3
Distributions paid	(150.0)	(150.0)
Net cash used in financing activities	(699.7)	(149.2)
(Decrease) increase in cash and cash equivalents	(360.6)	270.9
Cash and cash equivalents at beginning of period	499.2	117.9
Cash and cash equivalents at end of period	$138.6	$388.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended June 30, 2025
	Partners' Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital
Balance March 31, 2025	$6,110.2	$(72.3)	$6,037.9
Add (deduct):
Net income	120.9	—	120.9
Distributions paid	(75.0)	—	(75.0)
Other comprehensive loss, net of tax	—	(0.1)	(0.1)
Balance June 30, 2025	$6,156.1	$(72.4)	$6,083.7

	Three Months Ended June 30, 2026
	Partners' Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital
Balance March 31, 2026	$6,210.0	$(80.1)	$6,129.9
Add (deduct):
Net income	134.1	—	134.1
Distributions paid	(75.0)	—	(75.0)
Other comprehensive loss, net of tax	—	(0.2)	(0.2)
Balance June 30, 2026	$6,269.1	$(80.3)	$6,188.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Six Months Ended June 30, 2025
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2024	$5,978.6	$(72.6)	$5,906.0
Add (deduct):
Net income	327.5	—	327.5
Distributions paid	(150.0)	—	(150.0)
Other comprehensive income, net of tax	—	0.2	0.2
Balance June 30, 2025	$6,156.1	$(72.4)	$6,083.7

	Six Months Ended June 30, 2026
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2025	$6,073.3	$(80.7)	$5,992.6
Add (deduct):
Net income	345.8	—	345.8
Distributions paid	(150.0)	—	(150.0)
Other comprehensive income, net of tax	—	0.4	0.4
Balance June 30, 2026	$6,269.1	$(80.3)	$6,188.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as NGLs). As of June 30, 2026, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2026, and December 31, 2025, its results of operations, comprehensive income and changes in partners' capital for the three and six months ended June 30, 2026 and 2025, and its changes in cash flow for the six months ended June 30, 2026 and 2025, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2025 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

Due to changes in its internal reporting and the information evaluated by the Chief Operating Decision Maker (CODM), the Company concluded that it operated in two operating segments, Natural Gas and Natural Gas Liquids, as of the first quarter 2026, both of which are reportable segments. The Company had previously determined that it had three operating segments, but because two of the operating segments shared similar economic and qualitative characteristics, it aggregated two of the operating segments into one reportable segment. Though the reportable segments did not change from that disclosed in 2025, the change in operating segments caused a change in presentation and the disclosures for 2025 in Notes 3 and 13 have been recast on this basis.

Note 2: Acquisition

On April 30, 2026, the Company acquired 100% of the equity interests of Spire Marketing LLC (previously known as Spire Marketing Inc.) for $211.9 million in cash. Spire Marketing LLC is engaged in the marketing of natural gas and related services throughout the U.S. The majority of its business is derived from the procurement and physical delivery of natural gas to a diverse customer base, including producers, pipelines, power generators, storage operators, and large commercial and industrial customers. The acquisition broadened the Company's marketing capabilities and customer reach. The purchase price was funded with available cash on hand. Concurrent with the closing, the name of the entity acquired was changed to Boardwalk Continuum Marketing, LLC (Continuum). Continuum is included in the Company's Natural Gas reportable segment.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with amounts exceeding the fair value recorded as goodwill. The fair values of derivative assets and liabilities, representing forward purchases and sales of natural gas, were determined using market approaches based on observable market data inputs and, accordingly, are classified as Level 2 fair value measurements. The fair values of working capital items were determined to be equivalent to the carrying values as they are short-term in nature.

As of the April 30, 2026 acquisition date, the preliminary fair values of the assets acquired and liabilities assumed were as follows (in millions):

Trade receivables	$75.2
Derivative assets - current	71.9
Other current assets	21.4
Goodwill	134.5
Other	2.2
Total assets acquired	305.2
Trade payables and other current liabilities	86.5
Other	6.8
Total liabilities assumed	93.3
Net assets acquired	$211.9

Purchase price	$212.0
Less: Cash acquired	0.1
Purchase price, net	$211.9

The purchase price allocation is preliminary and is expected to be finalized during 2026.

The goodwill recognized in the acquisition is primarily attributable to intangible assets that do not qualify for separate recognition such as an assembled workforce and existing processes and systems. The assignment of goodwill to reporting units has not been finalized.

For the three and six months ended June 30, 2026, Continuum contributed $17.7 million to the Company's operating revenues and incurred a net loss of $1.6 million impacting the Company's net income. The Company incurred $2.7 million and $3.8 million of acquisition costs related to the acquisition for the three and six months ended June 30, 2026. Acquisition costs were expensed as incurred and are recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Pro Forma Financial Information

The following pro forma results of operations are presented as if the acquisition occurred on January 1, 2025. Such results are not necessarily indicative of future results. These pro forma results also do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve or the costs necessary to achieve those objectives (in millions):

	Pro Forma PBOP
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue	$582.7	$577.1	$1,272.1	$1,249.2
Net income	132.9	149.0	410.4	364.1

The pro forma information reflects the following items:

•actual results for Continuum's operations for the periods indicated; and
•acquisition costs of $3.9 million were included in earnings as of the beginning of the earliest period presented.

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

Continuum's operating revenues consists of the physical sale of natural gas to its customers. Revenue is recognized as the performance obligation for these contracts is satisfied upon the transfer of control of natural gas to the customer. Note 6 contains more information related to Continuum's derivatives and related policies.

The following tables present the Company's revenues disaggregated by type of service by segment (in millions):

	For the Three Months Ended June 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$356.1	$128.9	$485.0
Interruptible Service	19.8	—	19.8
Other revenues	18.9	38.1	57.0
Total Revenues from Contracts with Customers	394.8	167.0	561.8
Other operating revenues (2)	1.4	9.1	10.5
Total Operating Revenues	$396.2	$176.1	$572.3

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

	For the Three Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$339.2	$141.7	$480.9
Interruptible Service	20.6	—	20.6
Other revenues	1.1	20.4	21.5
Total Revenues from Contracts with Customers	360.9	162.1	523.0
Other operating revenues (2)	1.5	9.5	11.0
Total Operating Revenues	$362.4	$171.6	$534.0

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

	For the Six Months Ended June 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$762.0	$263.2	$1,025.2
Interruptible Service	41.7	—	41.7
Other revenues	21.6	85.0	106.6
Total Revenues from Contracts with Customers	825.3	348.2	1,173.5
Other operating revenues (2)	3.7	18.2	21.9
Total Operating Revenues	$829.0	$366.4	$1,195.4

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

	For the Six Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$732.5	$294.5	$1,027.0
Interruptible Service	33.6	—	33.6
Other revenues	4.3	66.6	70.9
Total Revenues from Contracts with Customers	770.4	361.1	1,131.5
Other operating revenues (2)	2.7	18.4	21.1
Total Operating Revenues	$773.1	$379.5	$1,152.6

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

Contract Balances

As of June 30, 2026, and December 31, 2025, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $214.2 million and $220.5 million, contract assets recorded in Other Assets from contracts with a customer of $10.9 million and $11.9 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $20.0 million and $19.1 million.

As of June 30, 2026, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the six months ended June 30, 2026, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2025 (1)	$19.1
Revenues recognized that were included in the contract liability balances at the beginning of the period	(2.7)
Increases due to cash received, excluding amounts recognized as revenues during the period	3.6
Balance as of June 30, 2026 (1)	$20.0

(1)As of June 30, 2026, and December 31, 2025, $5.0 million and $3.9 million were recorded in Other Current Liabilities (current portion), and $15.0 million and $15.2 million were recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of June 30, 2026. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts, or at a point in time as guaranteed minimum fees associated with the performance obligation are satisfied under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustments. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices; and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services and retail sales of natural gas. The estimated revenues reflected in the table include estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

	In millions
	2026 (1)	2027	Thereafter	Total

Estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2026	$837.0	$1,510.0	$17,221.5	$19,568.5
Operating revenues which are fixed and determinable (operating leases)	14.0	27.5	109.0	150.5
Total projected operating revenues under committed firm agreements as of June 30, 2026 (2)	$851.0	$1,537.5	$17,330.5	$19,719.0

(1)The 2026 period is for the remaining six months ending December 31, 2026. For the six months ended June 30, 2026, the Company recognized $847.5 million of fixed fee revenues for the fulfillment of performance obligations.
(2)The estimated revenues from contracts with customers from unsatisfied performance obligations as of June 30, 2026, that are anticipated under executed precedent or long-term firm transportation agreements associated with the Company's growth projects are $9.4 billion.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of June 30, 2026, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 17.6 trillion British thermal units (TBtu). Assuming an average market price during June 2026 of $2.96 per million British thermal unit (MMBtu), the market value of that gas was approximately $52.1 million. As of December 31, 2025, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.1 TBtu. Assuming an average market price during December 2025 of $3.90 per MMBtu, the market value of that gas was approximately $51.1 million. As of June 30, 2026, and December 31, 2025, there were no outstanding NGLs imbalances owed to the Company's operating subsidiaries and there were no amounts of ethylene owed to the Company's operating subsidiaries under exchange agreements.

Note 5: Fair Value

Financial Assets and Liabilities Not Recorded at Fair Value

The methods and assumptions used in estimating the fair value amounts included in the disclosures for financial assets and liabilities not recorded at fair value are consistent with those disclosed in the Company's 2025 Annual Report on Form 10-K.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets, were as follows (in millions):

As of June 30, 2026			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$138.6		$138.6	$—	$—	$138.6
Financial Liabilities
Long-term debt	$3,236.8	(1)	$—	$3,193.0	$—	$3,193.0

(1)The carrying amount of long-term debt excluded $4.9 million of unamortized debt issuance costs.

As of December 31, 2025			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$499.2		$499.2	$—	$—	$499.2
Short-term investments	351.3		351.4	—	—	351.4
Financial Liabilities
Debt, current and long-term	$3,785.2	(1)	$—	$3,786.5	$—	$3,786.5

(1)The carrying amount of debt excluded a $1.7 million long-term finance lease obligation and $5.5 million of unamortized debt issuance costs.

Financial Assets and Liabilities Recorded at Fair Value

Derivative instruments included in Level 1 are valued using quoted market prices obtained from the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Note 6 contains information regarding the Company's derivative instruments.

The estimated fair values of the Company's financial assets and liabilities which were accounted for at fair value on a recurring basis in periods subsequent to initial recognition on the Condensed Consolidated Balance Sheets, were as follows (in millions):

As of June 30, 2026	Estimated Fair Value
Financial Assets	Level 1	Level 2	Level 3	Effect of netting and cash margin receivables (1)	Total
Forward natural gas contracts (2)	$—	$72.7	$—	$(5.2)	$67.5
NYMEX/ICE natural gas contracts	6.6	—	—	(6.6)	—
Total	$6.6	$72.7	$—	$(11.8)	$67.5

Financial Liabilities
Forward natural gas contracts (3)	$—	$21.1	$—	$(5.2)	$15.9
NYMEX/ICE natural gas contracts	13.5	—	—	(13.5)	—
Total	$13.5	$21.1	$—	$(18.7)	$15.9

(1)Reflects $6.9 million of cash margin receivables offset with derivatives.
(2)$65.9 million were recorded in Derivative Assets (current portion) and $1.6 million were recorded in Other Assets (noncurrent portion).
(3)$10.2 million were recorded in Other Current Liabilities (current portion) and $5.7 million were recorded in Other Liabilities (noncurrent portion).

The Company had no assets and liabilities recorded at fair value on a recurring basis as of December 31, 2025.

The fair values of derivative assets and derivative liabilities exclude the fair value of cash margin receivables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables) for which there is a legal right to offset are presented net on the Condensed Consolidated Balance Sheets.

Note 6: Derivative Instruments

In the course of its business, Continuum enters into commitments associated with the purchase or sale of natural gas that meet the definition of a derivative. Continuum's retail natural gas contracts (primarily with large commercial and industrial customers) are designated as normal purchases or normal sales arrangements and, as such, are excluded from the scope of ASC 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and are recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Continuum's wholesale contracts (primarily with producers, municipalities and utility companies) are recorded as derivatives at fair value with changes in fair value recognized in earnings. Continuum's wholesale purchases and sales transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in Costs associated with product sales on the Condensed Consolidated Statements of Income. The Company does not apply hedge accounting to any of its derivative instruments.

Continuum manages the price risk associated with its fixed-price commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins. NYMEX and ICE positions are exchange-traded derivatives and are recorded at fair value with changes in fair value recognized in earnings in the current period. The cash impact of settled derivative instruments is presented as operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table presents the notional quantities and maximum term for the Company's derivative instruments:

	As of June 30, 2026
	Notional (MMBtu millions)	Maximum Term (Months)
Forward natural gas contracts	313.4	64
NYMEX/ICE natural gas contracts:
Natural gas futures	37.9	42
Natural gas options	19.0	21
Natural gas basis swaps	16.3	16

The gains and losses on the Company's derivative instruments were as follows for the periods indicated (in millions):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location of Gain (Loss) Recorded in Income	2026	2025	2026	2025
Forward natural gas contracts	Costs associated with product sales	$(1.9)	$—	$(1.9)	$—
NYMEX/ICE natural gas contracts	Costs associated with product sales	1.3	—	1.3	—
Total		$(0.6)	$—	$(0.6)	$—

The fair values of the Company's derivative instruments were as follows as of June 30, 2026, prior to the impact of netting (in millions):

	As of June 30, 2026
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Forward natural gas contracts	Derivative assets	$71.1	Other current liabilities	$15.5
	Other assets: Other	1.6	Other liabilities: Other	5.6
NYMEX/ICE natural gas contracts	Derivative assets	6.6	Other current liabilities	11.8
	Other assets: Other	—	Other liabilities: Other	1.7
Total		$79.3		$34.6

The Company had no derivative instruments as of December 31, 2025.

Note 5 contains information regarding the valuation of derivative instruments.

In connection with certain derivative instruments, the Company is required to provide collateral to its counterparties, which may take the form of parent guaranties, letters of credit or cash in margin accounts. As of June 30, 2026, the Company had $16.2 million in outstanding letters of credit under its revolving credit facility supporting its natural gas marketing activities. The Company had no outstanding letters of credit as of December 31, 2025.

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

On October 21, 2024, the Plaintiffs appealed the Trial Court's ruling on the remanded issues to the Supreme Court. Briefing on this appeal was completed in March 2025 and a hearing on this appeal occurred in June 2025. On December 10, 2025, the Supreme Court affirmed in part and reversed in part the Trial Court's ruling. In its decision, the Supreme Court found that Boardwalk GP had breached the Limited Partnership Agreement in its exercise of the Purchase Right. In its 2022 decision, the Supreme Court had previously determined that Boardwalk GP was exculpated from damages. The remaining claims that have been remanded by the Supreme Court to the Trial Court for further proceedings are tortious interference and unjust enrichment claims related to the exercise of the Purchase Right against the non-Boardwalk GP defendants. Briefing by the parties at the Trial Court on the remanded issues was completed in June 2026 and a hearing on the remanded issues at the Trial Court was held in July 2026.

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

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of June 30, 2026, the commitments totaled approximately $626.2 million, which are expected to be settled through 2028.

Pipeline and Storage Capacity Agreements

The Company's operating subsidiaries have entered into pipeline and storage capacity agreements with third parties that allow the operating subsidiaries to transport products to off-system markets on behalf of customers or store products. The table below presents the Company's future commitments related to these agreements as of June 30, 2026 (in millions):

2026 (1)	$26.0
2027	50.3
2028	34.8
2029	23.9
2030	14.4
Thereafter	134.3
Total	$283.7

(1)The 2026 period is for the remaining six months ending December 31, 2026.

Note 8:  Financing

Notes and Debentures

As of June 30, 2026, and December 31, 2025, the Company had principal amounts of notes and debentures outstanding of $3.3 billion and $3.8 billion, with weighted-average interest rates of 4.83% and 5.03%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of June 30, 2026, the Company and its subsidiaries were in compliance with their covenants under the indentures.

Redemption of Notes

On March 1, 2026, the Company redeemed the outstanding $550.0 million aggregate principal amount of Boardwalk Pipelines 5.95% notes due June 1, 2026, at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the net proceeds of the November 2025 issuance of $550.0 million Boardwalk Pipelines 5.375% notes due 2036.

Revolving Credit Facility

As of June 30, 2026, and December 31, 2025, the Company had no outstanding borrowings under its revolving credit facility. As of June 30, 2026, the Company had $16.2 million in outstanding letters of credit under its revolving credit facility, which reduced the available borrowing capacity to $983.8 million. As of December 31, 2025, the Company had the full borrowing capacity of $1.0 billion available. The Company and its subsidiaries were in compliance with the covenants under the revolving credit facility as of June 30, 2026.

Note 9: Leases

In March 2026, the Company entered into a fifteen-year lease for a new Houston, Texas, office location and extended its Owensboro, Kentucky, office building lease to 2038. Both leases were determined to be operating leases and at lease commencement, a right of use asset of $59.5 million and lease liability of $60.3 million were recorded related to these operating leases. These operating leases will add $6.7 million of annual operating lease cost, which will be recorded in Administrative and general expense.

Note 10: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.5	$0.4	$—	$—
Interest cost	0.8	0.9	0.3	0.3
Expected return on plan assets	(1.0)	(1.0)	(0.7)	(0.7)
Amortization of unrecognized net loss	0.1	0.1	—	—
Settlement charge	0.1	0.2	—	—
Amortization of prior service cost	—	—	0.4	—
Regulatory asset decrease	0.1	0.1	—	—
Net periodic benefit cost (credit)	$0.6	$0.7	$—	$(0.4)

	Retirement Plans		PBOP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.9	$0.9	$—	$—
Interest cost	1.7	1.9	0.7	0.6
Expected return on plan assets	(2.0)	(2.1)	(1.4)	(1.4)
Amortization of unrecognized net loss	0.1	0.1	—	—
Settlement charge	0.2	0.5	—	—
Amortization of prior service cost	—	—	0.8	—
Regulatory asset decrease	0.1	0.1	—	—
Net periodic benefit cost (credit)	$1.0	$1.4	$0.1	$(0.8)

During the six months ended June 30, 2026, the Company made $1.6 million in contributions to the defined benefit pension plan and expects to fund an additional $1.4 million in the remainder of 2026.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $4.4 million and $3.8 million for the three months ended June 30, 2026 and 2025 and $8.5 million and $7.6 million for the six months ended June 30, 2026 and 2025.

Note 11:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.6 million and $1.5 million for the three months ended June 30, 2026 and 2025, and $3.2 million and $3.0 million for the six months ended June 30, 2026 and 2025, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $75.0 million for each of the three months ended June 30, 2026 and 2025, and $150.0 million for each of the six months ended June 30, 2026 and 2025.

Note 12:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Six Months Ended June 30,
	2026	2025
Cash paid during the period for:
Interest (net of amount capitalized)	$69.9	$75.8
Non-cash investing activities:
Accounts payable and property, plant and equipment	66.5	16.0
Right-of-use asset obtained in exchange for lease obligations	57.1	0.9

Note 13: Reportable Segments

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

The tables below show financial information by segment (in millions):

	For the Three Months Ended June 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$396.2	$176.1	$572.3

Less:
Costs associated with service revenues	$11.7	$4.9
Costs associated with product sales	14.3	89.1
Operation and maintenance	60.9	14.3
Administrative and general	57.8	7.0
Taxes other than income taxes	31.3	3.0
Loss on sale of assets, impairments and other	0.1	—
Miscellaneous other income, net	(2.4)	(0.1)
Segment EBITDA	$222.5	$57.9	$280.4

Reconciliation of profit or loss:
Depreciation and amortization			$111.5
Interest expense			35.8
Interest income			(1.4)
Consolidated income before income taxes			$134.5

	For the Three Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$362.4	$171.6	$534.0

Less:
Costs associated with service revenues	$2.9	$4.3
Costs associated with product sales	—	95.6
Operation and maintenance	62.8	12.2
Administrative and general	39.7	6.8
Taxes other than income taxes	30.3	3.0
Loss on sale of assets, impairments and other	0.1	—
Miscellaneous other income, net	(0.7)	0.1
Segment EBITDA	$227.3	$49.6	$276.9

Reconciliation of profit or loss:
Depreciation and amortization			$118.9
Interest expense			39.8
Interest income			(3.0)
Consolidated income before income taxes			$121.2

	For the Six Months Ended June 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$829.0	$366.4	$1,195.4

Less:
Costs associated with service revenues	$14.5	$9.8
Costs associated with product sales	14.3	197.6
Operation and maintenance	110.9	24.4
Administrative and general	104.7	13.5
Taxes other than income taxes	63.8	6.2
Gain on sale of assets, impairments and other	(0.3)	—
Miscellaneous other income, net	(4.3)	(0.1)
Segment EBITDA	$525.4	$115.0	$640.4

Reconciliation of profit or loss:
Depreciation and amortization			$221.4
Interest expense			79.0
Interest income			(6.8)
Consolidated income before income taxes			$346.8

	For the Six Months Ended June 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$773.1	$379.5	$1,152.6

Less:
Costs associated with service revenues	$6.6	$8.6
Costs associated with product sales	—	218.5
Operation and maintenance	110.6	22.6
Administrative and general	81.5	13.3
Taxes other than income taxes	59.2	6.4
Gain on sale of assets, impairments and other	(0.9)	—
Miscellaneous other income, net	(1.8)	—
Segment EBITDA	$517.9	$110.1	$628.0

Reconciliation of profit or loss:
Depreciation and amortization			$224.4
Interest expense			79.3
Interest income			(4.0)
Consolidated income before income taxes			$328.3

Segment assets include Property, plant, and equipment – net, Intangible assets – net of accumulated amortization and Goodwill. The following table reflects segment assets (in millions):

	As of June 30, 2026	As of December 31, 2025
Natural Gas	$7,864.9	$7,591.2
Natural Gas Liquids	1,475.1	1,483.8
Total Segment Assets	$9,340.0	$9,075.0

The following table reflects capital expenditures by segment (in millions):

	For the Six Months Ended June 30,
	2026	2025
Natural Gas (1)	$324.4	$104.7
Natural Gas Liquids	19.1	17.2
Total	$343.5	$121.9

(1)In the 2026 period, the Natural Gas segment also spent $211.9 million on the acquisition of Continuum.

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

We operate in the midstream portion of the natural gas and natural gas liquids, olefins and other hydrocarbons industry, providing transportation and storage for those commodities. We also provide ethane supply and transportation services for petrochemical customers in Louisiana and Texas and marketing of natural gas and related services throughout the U.S.

Acquisition

On April 30, 2026, we acquired 100% of the equity interests of Spire Marketing LLC (previously known as Spire Marketing Inc.) for $211.9 million in cash. Spire Marketing LLC (now known as Boardwalk Continuum Marketing, LLC (Continuum)) is engaged in the marketing of natural gas and related services throughout the U.S. The majority of its business is derived from the procurement and physical delivery of natural gas to a diverse customer base, including pipelines, power generators, storage operators, and large commercial and industrial customers.

Current Growth Projects

We regularly review opportunities to expand our existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas export and power generation demand has led to the announcement of additional growth projects for us. Through the date of this filing, we have growth projects for which we have executed precedent or long-term firm transportation agreements that are expected to increase capacity on our pipeline systems by an aggregate of 4.5 billion cubic feet per day (Bcf/d) and our storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.4 billion and are scheduled to be completed through 2030. Through June 30, 2026, we have spent $381.1 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

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

Our more significant growth projects are listed below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa(1)	September 2026	0.1
Carnation Project(2)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project(3)	Fourth quarter 2027	0.3
Kosciusko Junction project (3)	First half 2028	1.2
Ohio Power Plant Project(3)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion project (3)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project(1)	First half 2028	0.2
Texas Gateway Project(3)	Second half 2029	1.8
Petal Gas Storage Expansion(4)	Second half 2030	(4)

(1)These projects have received approval from the Federal Energy Regulatory Commission (FERC) and construction has commenced.
(2)This project remains subject to FERC approval and receipt of environmental permits and authorizations.
(3)These projects remain subject to FERC approval, acquisition of land rights, and receipt of environmental permits and authorizations.
(4)This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.

Refer to Current Growth Projects in Part I, Item 1. of our 2025 Annual Report on Form 10-K for further discussion of our significant growth projects. Our growth projects include $9.4 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

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

Consolidated Results of Operations

Note 2 in Part II, Item 8. of our 2025 Annual Report on Form 10-K contains a summary of our revenue contracts and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business, such as changes in pricing on contract renewals and other factors as discussed in our 2025 Annual Report on Form 10-K. The pricing contained in the purchase and sales agreements associated with our ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, our ethane supply services have little to no direct commodity price exposure. Continuum's commitments associated with the forward sale of natural gas generally meet the definition of a derivative. Continuum's wholesale contracts (primarily with producers, municipalities, and utility companies) are subject to derivative accounting and the resulting revenues are netted as a component of costs associated with product sales. Continuum's retail contracts (primarily with large commercial and industrial customers) are designated as normal purchases or normal sales arrangements and are accounted for as revenues from contracts with customers. Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q contains more information regarding Continuum's derivatives and related policies. Our operating costs and expenses do not vary significantly based upon the volume of products transported, with the exception of costs recorded in Costs associated with service revenues. Our operation and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, pipeline integrity maintenance regulations and our efforts to monitor, control and reduce emissions, as further discussed in our 2025 Annual Report on Form 10-K.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a measure not included in GAAP, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance as EBITDA is a commonly used metric within the midstream industry.

The following table presents a reconciliation of net income to EBITDA (in millions):

	For the Six Months Ended June 30,
	2026	2025
Net income	$345.8	$327.5
Income taxes	1.0	0.8
Depreciation and amortization	221.4	224.4
Interest expense	79.0	79.3
Interest income	(6.8)	(4.0)
EBITDA	$640.4	$628.0

For the Six Months Ended June 30, 2026 and 2025

Our net income for the six months ended June 30, 2026, increased $18.3 million, or 6%, to $345.8 million compared to $327.5 million for the six months ended June 30, 2025. Our EBITDA increased $12.4 million, or 2%, to $640.4 million for the same period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the six months ended June 30, 2026, increased $42.8 million, or 4%, to $1,195.4 million compared to $1,152.6 million for the six months ended June 30, 2025. Our transportation revenues increased $29.0 million, primarily due to higher contracting rates and higher utilization-based and growth project revenues. Our storage, parking and lending (PAL) revenues increased $17.7 million due to favorable market conditions which allowed for contracting at higher rates. Product sales revenues decreased by $6.7 million primarily due to a decrease of $24.4 million for our ethane supply services and other product sales due to lower volumes, partially offset by $17.7 million of product sales revenues from the Continuum acquisition.

Operating costs and expenses for the six months ended June 30, 2026, increased $30.0 million, or 4%, to $780.8 million compared to $750.8 million for the six months ended June 30, 2025. Administrative and general expenses increased $23.4 million primarily from higher employee-related costs due to an increase in employees due to our growth, including new employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs. Costs associated with service revenues increased $9.1 million primarily due to a storage gas loss adjustment. Other taxes increased $4.4 million due to an increased asset base and higher assessments. The increases were partially offset by a $6.6 million decrease in costs associated with product sales due to a decrease in product sales.

Segment Results

We report our operations under two business segments: Natural Gas and Natural Gas Liquids. Management uses Segment EBITDA as a basis to assess segment financial performance and allocate resources, which financial information is contained in Note 13 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

The following table provides our Total Segment EBITDA and a reconciliation to EBITDA (in millions):

	For the Six Months Ended June 30,
	2026	2025
Natural Gas	$525.4	$517.9
Natural Gas Liquids	115.0	110.1
Total Segment EBITDA	$640.4	$628.0

EBITDA (1)	$640.4	$628.0

(1)Refer to the reconciliation of net income to EBITDA in the table under Consolidated Results of Operations.

For the Six Months Ended June 30, 2026 and 2025

Natural Gas Segment

The Natural Gas segment's operating revenues for the six months ended June 30, 2026, increased $55.9 million or 7%, to $829.0 million, compared to $773.1 million for the six months ended June 30, 2025. Segment operating costs and expenses increased $48.4 million, or 19%, for the six months ended June 30, 2026, to $303.6 million, compared to $255.2 million for the six months ended June 30, 2025. EBITDA increased by $7.5 million to $525.4 million for the same period.

EBITDA for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily impacted by the following items:

•transportation revenues increased by $22.4 million primarily due to higher contracting rates and higher utilization-based and growth project revenues;
•storage and PAL revenues increased by $17.1 million primarily due to favorable market conditions which allowed for contracting at higher rates;
•administrative and general costs increased by $23.2 million primarily from higher employee-related costs due to an increase in employees due to our growth, including new employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs;
•costs associated with service revenues increased $7.8 million primarily due to a storage gas loss adjustment; and
•other taxes increased by $4.6 million primarily due to higher property tax assessments and an increased asset base.

Natural Gas Liquids Segment

The Natural Gas Liquids segment's operating revenues for the six months ended June 30, 2026, decreased $13.1 million, or 4%, to $366.4 million compared to $379.5 million for the six months ended June 30, 2025. Segment operating costs and expenses decreased $18.0 million, or 7%, for the six months ended June 30, 2026, to $251.4 million, compared to $269.4 million for the six months ended June 30, 2025. EBITDA increased by $4.9 million to $115.0 million for the same period.

EBITDA for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily impacted by the following items:

•transportation revenues increased by $6.6 million primarily due to higher volumes transported;
•propane and ethylene product sales increased by $18.2 million, partially offset by higher propane and ethylene product costs of $17.6 million; and
•for our ethane supply services, ethane product sales decreased by $40.2 million primarily due to lower volumes, partially offset by lower product costs related to ethane product sales of $38.4 million.

Liquidity and Capital Resources

We believe that our existing capital resources, including our cash and cash equivalents, revolving credit facility and our cash flows from operating activities, will be adequate to fund our anticipated obligations over the next twelve months. As of June 30, 2026, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), under which we may publicly issue up to $3.5 billion of debt securities, warrants or rights from time to time. On March 1, 2026, we redeemed the outstanding $550.0 million aggregate principal amount of Boardwalk Pipelines 5.95% notes due June 1, 2026, at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the proceeds of the $550.0 million aggregate principal amount of Boardwalk Pipelines 5.375% notes due 2036 issued in November 2025. In the first six months of 2026, we paid total distributions of $150.0 million to Boardwalk GP, LP and Boardwalk Pipelines Holding Corp., and we paid $211.9 million in April 2026 to acquire Boardwalk Continuum Marketing, LLC. Refer to Notes 2 and 8 in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Capital Expenditures

As described in Current Growth Projects, we are currently engaged in growth projects for which we have executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.4 billion, which is expected to be spent through 2030. Through June 30, 2026, we have spent $381.1 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project's expected in-service date. We are also evaluating additional growth projects involving substantial capital commitments. We expect to finance our growth projects through a combination of operating cash flows, the issuance of long-term debt and borrowings under our revolving credit facility. Our cost and timing estimates for our growth projects are subject to a variety of risks and uncertainties, and are based on the factors described in Current Growth Projects. Actual costs and timing of in-service dates for our growth projects may differ, perhaps materially, from our estimates. Refer to Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K for additional risks associated with our growth projects and the related financing.

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

Maintenance capital expenditures for the six months ended June 30, 2026 and 2025, were $74.5 million and $71.3 million. Growth capital expenditures for the six months ended June 30, 2026 and 2025, were $269.0 million and $50.6 million.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of June 30, 2026, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed under the revolving credit facility are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of June 30, 2026, there were no outstanding borrowings under the revolving credit facility.

The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of June 30, 2026
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(18.1)
Total debt	$3,231.9

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

Our operating assets, operating liabilities, operating revenues, operating expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, which includes the Guaranteed Notes and interest expense of $79.9 million for the six months ended June 30, 2026, and includes advances to and from each other, an operating lease right of use asset and lease liability related to an office building and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 to omit the summarized financial information from our disclosures.

Contractual Obligations

Our future principal payments associated with our outstanding debt obligations were $3.3 billion and $3.8 billion as of June 30, 2026, and December 31, 2025. Additionally, as of June 30, 2026, we have future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $626.2 million, which are expected to be settled through 2028. Refer to Notes 7 and 8 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2025 Annual Report on Form 10-K for more information on our future capital commitments, financing activities and debt obligations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
August 3, 2026	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)