Form 10-Q
period 2026-09-30
Boardwalk Pipeline Partners, LP
filed 2026-11-02
CIK 1336047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:		01-32665

BOARDWALK PIPELINE PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware		20-3265614
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

990 Town and Country Blvd.,		Suite 300
Houston,	Texas	77024
(866)	913-2122
(Address and Telephone Number of Registrant’s Principal Executive Office)

9 Greenway Plaza,		Suite 2800
Houston,	Texas	77046
(Address of Registrant’s Former Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

TABLE OF CONTENTS

FORM 10-Q

September 30, 2026

BOARDWALK PIPELINE PARTNERS, LP

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

ASSETS	September 30, 2026	December 31, 2025
Current Assets:
Cash and cash equivalents	$109.0	$499.2
Receivables:
Trade, net	310.7	220.5
Other	53.6	27.6
Gas transportation receivables	17.5	22.4
Advances to affiliate	0.2	—
Gas stored underground and product inventory	52.0	23.1
Prepayments	43.3	30.2
Short-term investments	—	351.3
Derivative assets	62.3	—
Assets held for sale	17.0	—
Other current assets	14.8	5.4
Total current assets	680.4	1,179.7

Property, Plant and Equipment:
Pipelines, storage and other plant	14,023.1	13,835.1
Construction work in progress	642.8	289.2
Property, plant and equipment, gross	14,665.9	14,124.3
Less—accumulated depreciation and amortization	5,630.6	5,352.5
Property, plant and equipment, net	9,035.3	8,771.8

Other Assets:
Goodwill	364.3	237.4
Gas stored underground	104.3	100.0
Other	274.7	224.5
Total other assets	743.3	561.9

Total Assets	$10,459.0	$10,513.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions)
(Unaudited)

LIABILITIES AND PARTNERS' CAPITAL	September 30, 2026	December 31, 2025
Current Liabilities:
Payables:
Trade	$274.2	$140.5
Affiliates	0.5	0.5
Other	30.3	29.9
Gas transportation payables	13.2	14.9
Accrued taxes, other	113.9	73.3
Accrued interest	29.3	49.8
Accrued payroll and employee benefits	60.1	53.1
Current portion of long-term debt	—	549.6
Other current liabilities	88.9	70.2
Total current liabilities	610.4	981.8

Long-term debt and finance lease obligation	3,232.7	3,231.8

Other Liabilities and Deferred Credits:
Asset retirement obligations	75.7	71.6
Provision for other asset retirement	113.7	108.2
Payable to affiliate	7.5	6.2
Other	189.7	121.2
Total other liabilities and deferred credits	386.6	307.2

Partners' Capital:
Partners' capital	6,309.4	6,073.3
Accumulated other comprehensive loss	(80.1)	(80.7)
Total partners' capital	6,229.3	5,992.6

Total Liabilities and Partners' Capital	$10,459.0	$10,513.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Transportation	$378.6	$347.8	$1,154.6	$1,087.4
Storage, parking and lending	57.9	56.9	182.5	171.2
Product sales	156.6	117.3	410.3	377.7
Other	20.5	18.9	61.6	57.2
Total operating revenues	613.6	540.9	1,809.0	1,693.5
Operating Costs and Expenses:
Costs associated with service revenues	8.2	8.4	32.5	23.6
Costs associated with product sales	152.0	101.9	363.9	320.4
Operation and maintenance	86.1	79.7	221.4	212.9
Administrative and general	62.4	50.4	180.6	145.2
Depreciation and amortization	112.4	106.2	333.8	330.6
Loss (gain) on sale of assets, impairments and other	8.8	0.2	8.5	(0.7)
Taxes other than income taxes	35.8	32.6	105.8	98.2
Total operating costs and expenses	465.7	379.4	1,246.5	1,130.2
Operating income	147.9	161.5	562.5	563.3
Other Deductions (Income):
Interest expense	34.9	39.5	113.9	118.8
Interest income	(0.9)	(4.0)	(7.7)	(8.0)
Miscellaneous other income, net	(1.8)	(1.0)	(6.2)	(2.8)
Total other deductions	32.2	34.5	100.0	108.0
Income before income taxes	115.7	127.0	462.5	455.3
Income taxes	0.4	0.2	1.4	1.0
Net income	$115.3	$126.8	$461.1	$454.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$115.3	$126.8	$461.1	$454.3
Other comprehensive income (loss):
Reclassification adjustment transferred to Net income from cash flow hedges	—	0.1	0.1	0.5
Pension and other postretirement benefit costs, net of tax	0.2	(0.2)	0.5	(0.4)
Total Comprehensive Income	$115.5	$126.7	$461.7	$454.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$461.1	$454.3
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	333.8	330.6
Amortization of deferred costs and other	14.0	11.0
Loss (gain) on sale of assets, impairments and other	8.5	(0.7)
Interest income from short-term investments	(1.8)	—
Net unrealized loss on derivative instruments	12.1	—
Changes in operating assets and liabilities:
Trade and other receivables	(35.5)	9.4
Gas receivables and payables and product inventory	(33.1)	(9.6)
Prepayments and other assets	(18.2)	(11.4)
Trade and other payables	14.7	(1.2)
Accrued liabilities	15.0	19.2
Other liabilities	15.7	(6.6)
Net cash provided by operating activities	786.3	795.0
INVESTING ACTIVITIES:
Capital expenditures	(550.2)	(222.4)
Proceeds from sale of operating assets	0.6	0.8
Advances to affiliates	(0.2)	—
Acquisition of business, net of cash acquired	(205.7)	—
Proceeds from the maturity of short-term investments	353.1	—
Net cash used in investing activities	(402.4)	(221.6)
FINANCING ACTIVITIES:
Repayment of borrowings from long-term debt	(550.0)	—
Proceeds from borrowings on revolving credit facility	50.0	—
Repayments of borrowings on revolving credit facility, including financing fees	(50.1)	—
Principal payment of finance lease obligation	(0.3)	(0.7)
Advances from affiliates	1.3	1.1
Distributions paid	(225.0)	(225.0)
Net cash used in financing activities	(774.1)	(224.6)
(Decrease) increase in cash and cash equivalents	(390.2)	348.8
Cash and cash equivalents at beginning of period	499.2	117.9
Cash and cash equivalents at end of period	$109.0	$466.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Three Months Ended September 30, 2025
	Partners' Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital
Balance June 30, 2025	$6,156.1	$(72.4)	$6,083.7
Add (deduct):
Net income	126.8	—	126.8
Distributions paid	(75.0)	—	(75.0)
Other comprehensive loss, net of tax	—	(0.1)	(0.1)
Balance September 30, 2025	$6,207.9	$(72.5)	$6,135.4

	Three Months Ended September 30, 2026
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance June 30, 2026	$6,269.1	$(80.3)	$6,188.8
Add (deduct):
Net income	115.3	—	115.3
Distributions paid	(75.0)	—	(75.0)
Other comprehensive income, net of tax	—	0.2	0.2
Balance September 30, 2026	$6,309.4	$(80.1)	$6,229.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Millions)
(Unaudited)

	Nine Months Ended September 30, 2025
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2024	$5,978.6	$(72.6)	$5,906.0
Add (deduct):
Net income	454.3	—	454.3
Distributions paid	(225.0)	—	(225.0)
Other comprehensive income, net of tax	—	0.1	0.1
Balance September 30, 2025	$6,207.9	$(72.5)	$6,135.4

	Nine Months Ended September 30, 2026
	Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Partners' Capital
Balance December 31, 2025	$6,073.3	$(80.7)	$5,992.6
Add (deduct):
Net income	461.1	—	461.1
Distributions paid	(225.0)	—	(225.0)
Other comprehensive income, net of tax	—	0.6	0.6
Balance September 30, 2026	$6,309.4	$(80.1)	$6,229.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOARDWALK PIPELINE PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

Boardwalk Pipeline Partners, LP (the Company) is a Delaware limited partnership formed in 2005 to own and operate the business conducted by its primary subsidiary Boardwalk Pipelines, LP (Boardwalk Pipelines) and its operating subsidiaries, which consists of integrated pipeline and storage systems for natural gas and natural gas liquids, olefins and other hydrocarbons (herein referred to together as NGLs). As of September 30, 2026, Boardwalk Pipelines Holding Corp. (BPHC), a wholly owned subsidiary of Loews Corporation (Loews), owned directly or indirectly, 100% of the Company's capital.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2026, and December 31, 2025, its results of operations, comprehensive income and changes in partners' capital for the three and nine months ended September 30, 2026 and 2025, and its changes in cash flow for the nine months ended September 30, 2026 and 2025, in each case in accordance with GAAP. Reference is made to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K), which should be read in conjunction with these unaudited condensed consolidated financial statements. The accounting policies described in Note 2 of Part II, Item 8. of the Company's 2025 Annual Report on Form 10-K are the same policies that were used in preparing the accompanying unaudited condensed consolidated financial statements. Results of operations for interim periods may not necessarily be indicative of results for the full year.

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

Note 2: Acquisition and Divestiture

Acquisition

On April 30, 2026, the Company acquired 100% of the equity interests of Spire Marketing LLC (previously known as Spire Marketing Inc.) for $205.7 million in cash. Spire Marketing LLC is engaged in the marketing of natural gas and related services throughout the U.S. Substantially all of its business is derived from the procurement and physical delivery of natural gas to a diverse customer base, including producers, pipelines, power generators, storage operators, and large commercial and industrial customers. The acquisition broadened the Company's marketing capabilities and customer reach. The purchase price was funded with available cash on hand. Concurrent with the closing, the name of the entity acquired was changed to Boardwalk Continuum Marketing, LLC (Continuum). Continuum is included in the Company's Natural Gas reportable segment.

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

The final fair values of the assets acquired and liabilities assumed as of the April 30, 2026 acquisition date were as follows (in millions):

Trade receivables	$75.0
Derivative assets - current	73.5
Other current assets	21.4
Goodwill	126.9
Other	2.2
Total assets acquired	299.0
Trade payables and other current liabilities	86.5
Other	6.8
Total liabilities assumed	93.3
Net assets acquired	$205.7

Purchase price	$205.8
Less: Cash acquired	0.1
Purchase price, net	$205.7

The goodwill recognized in the acquisition is primarily attributable to intangible assets that do not qualify for separate recognition such as an assembled workforce and existing processes and systems.

For the three and nine months ended September 30, 2026, Continuum contributed $26.4 million and $44.1 million to the Company's operating revenues and incurred a net loss of $18.3 million and $19.9 million. The Company incurred $0.1 million and $3.9 million of costs related to the acquisition for the three and nine months ended September 30, 2026. Acquisition costs were expensed as incurred and are recorded in Administrative and general on the Condensed Consolidated Statements of Income.

The following pro forma results of operations of the Company are presented as if the acquisition occurred on January 1, 2025. Such results are not necessarily indicative of future results. These pro forma results also do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve or the costs necessary to achieve those objectives (in millions):

	Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenue	$613.6	$568.4	$1,885.7	$1,817.6
Net income	115.4	125.9	525.8	490.0

The pro forma information reflects the following items:

•actual results for Continuum's operations for the periods indicated; and
•acquisition costs of $4.0 million were included in earnings as of the beginning of the earliest period presented.

Divestiture

As of September 30, 2026, the Company classified $17.0 million of assets related to its Natural Gas Liquids reportable segment as held for sale. Classification as held for sale did not result in the recognition of an impairment loss, and the sale is expected to close in the fourth quarter 2026.

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

Continuum's operating revenues consist of the physical sale of natural gas to its customers. Revenue is recognized as the performance obligation for these contracts is satisfied upon the transfer of control of natural gas to the customer. Note 6 contains more information related to Continuum's derivatives and related policies.

The following tables present the Company's revenues disaggregated by type of service by segment (in millions):

	For the Three Months Ended September 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$372.6	$154.3	$526.9
Interruptible Service	15.5	—	15.5
Other revenues	27.7	32.7	60.4
Total Revenues from Contracts with Customers	415.8	187.0	602.8
Other operating revenues (2)	1.3	9.5	10.8
Total Operating Revenues	$417.1	$196.5	$613.6

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

	For the Three Months Ended September 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$341.3	$148.0	$489.3
Interruptible Service	15.9	—	15.9
Other revenues	0.4	24.9	25.3
Total Revenues from Contracts with Customers	357.6	172.9	530.5
Other operating revenues (2)	1.1	9.3	10.4
Total Operating Revenues	$358.7	$182.2	$540.9

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

	For the Nine Months Ended September 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$1,134.6	$417.5	$1,552.1
Interruptible Service	57.2	—	57.2
Other revenues	49.3	117.7	167.0
Total Revenues from Contracts with Customers	1,241.1	535.2	1,776.3
Other operating revenues (2)	5.0	27.7	32.7
Total Operating Revenues	$1,246.1	$562.9	$1,809.0

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

	For the Nine Months Ended September 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenues from Contracts with Customers
Firm Service (1)	$1,073.8	$442.5	$1,516.3
Interruptible Service	49.5	—	49.5
Other revenues	4.7	91.5	96.2
Total Revenues from Contracts with Customers	1,128.0	534.0	1,662.0
Other operating revenues (2)	3.8	27.7	31.5
Total Operating Revenues	$1,131.8	$561.7	$1,693.5

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

Contract Balances

As of September 30, 2026, and December 31, 2025, the Company had receivables recorded in Trade Receivables, net from contracts with customers of $239.4 million and $220.5 million, contract assets recorded in Other Assets from contracts with a customer of $10.4 million and $11.9 million, and contract liabilities recorded in Other Current Liabilities (current portion) and Other Liabilities (noncurrent portion) from contracts with customers of $19.9 million and $19.1 million.

As of September 30, 2026, contract liabilities are expected to be recognized through 2040. Significant changes in the contract liability balances during the nine months ended September 30, 2026, were as follows (in millions):

Contract Liabilities
Balance as of December 31, 2025 (1)	$19.1
Revenues recognized that were included in the contract liability balances at the beginning of the period	(4.0)
Increases due to cash received, excluding amounts recognized as revenues during the period	4.8
Balance as of September 30, 2026 (1)	$19.9

(1)As of September 30, 2026, and December 31, 2025, $5.7 million and $3.9 million were recorded in Other Current Liabilities (current portion), and $14.2 million and $15.2 million were recorded in Other Liabilities (noncurrent portion).

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

Performance Obligations

The following table includes estimated operating revenues expected to be recognized in the future related to agreements that contain performance obligations that were unsatisfied as of September 30, 2026. The amounts presented primarily consist of fixed fees or MVCs which are typically recognized over time as the performance obligation is satisfied, in accordance with firm service contracts, or at a point in time as guaranteed minimum fees associated with the performance obligation are satisfied under certain ethane supply contracts. For the Company's customers that are charged maximum tariff rates related to its Federal Energy Regulatory Commission regulated operating subsidiaries, the amounts below reflect the current tariff rate for such services for the term of the agreements; however, the tariff rates may be subject to future adjustments. The Company has elected to exclude the following from the table: (a) unsatisfied performance obligations from usage fees associated with its firm services because of the variable nature of such services; (b) unsatisfied performance obligations from the ethane commodity indexed portion of ethane supply contracts because of the variable nature of ethane prices; and (c) consideration in contracts that is recognized in revenue as invoiced, such as for interruptible services and retail sales of natural gas. The estimated revenues reflected in the table include estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

	In millions
	2026 (1)	2027	Thereafter	Total
Estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2026	$447.5	$1,566.5	$18,208.0	$20,222.0
Operating revenues which are fixed and determinable (operating leases)	7.0	28.5	109.0	144.5
Total projected operating revenues under committed firm agreements as of September 30, 2026 (2)	$454.5	$1,595.0	$18,317.0	$20,366.5

(1)The 2026 period is for the remaining three months ending December 31, 2026. For the nine months ended September 30, 2026, the Company recognized $1,266.7 million of fixed fee revenues for the fulfillment of performance obligations.
(2)The estimated revenues from contracts with customers from unsatisfied performance obligations as of September 30, 2026, that are anticipated under executed precedent or long-term firm transportation agreements associated with the Company's growth projects are $9.6 billion.

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

The operating subsidiaries of the Company also periodically lend gas to customers under PAL and certain firm services, and lend ethylene to customers under exchange agreements, and gas or NGLs may be owed to the Company's operating subsidiaries as a result of transportation imbalances. As of September 30, 2026, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 9.4 trillion British thermal units (TBtu). Assuming an average market price during September 2026 of $3.03 per million British thermal unit (MMBtu), the market value of that gas was approximately $28.5 million. As of September 30, 2026, the amount of NGLs owed to the Company's operating subsidiaries due to imbalances was less than 0.1 million barrels, which had a market value of approximately $0.1 million. As of September 30, 2026, the amount of ethylene owed to the Company's operating subsidiaries from ethylene loaned under exchange agreements was approximately 10.0 million pounds. Assuming an average market price during September 2026 of $0.23 per pound, the market value of that ethylene was approximately $2.3 million. As of December 31, 2025, the amount of gas owed to the Company's operating subsidiaries due to gas imbalances and gas loaned under PAL and certain firm service agreements was approximately 13.1 TBtu. Assuming an average market price during December 2025 of $3.90 per MMBtu, the market value of that gas was approximately $51.1 million. As of December 31, 2025, there were no outstanding NGLs imbalances owed to the Company's operating subsidiaries and there were no amounts of ethylene owed to the Company's operating subsidiaries under exchange agreements.

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

The carrying amounts and estimated fair values of the Company's financial assets and liabilities which were not recorded at fair value on the Condensed Consolidated Balance Sheets, were as follows (in millions):

As of September 30, 2026			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$109.0		$109.0	$—	$—	$109.0
Financial Liabilities
Long-term debt	$3,237.4	(1)	$—	$3,076.6	$—	$3,076.6

(1)The carrying amount of long-term debt excluded $4.7 million of unamortized debt issuance costs.

As of December 31, 2025			Estimated Fair Value
Financial Assets	Carrying Amount		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$499.2		$499.2	$—	$—	$499.2
Short-term investments	351.3		351.4	—	—	351.4
Financial Liabilities
Debt, current and long-term	$3,785.2	(1)	$—	$3,786.5	$—	$3,786.5

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

The estimated fair values of the Company's financial assets and liabilities which were accounted for at fair value on a recurring basis in periods subsequent to initial recognition on the Condensed Consolidated Balance Sheets, were as follows (in millions):

As of September 30, 2026	Estimated Fair Value
Financial Assets	Level 1	Level 2	Level 3	Effect of netting and cash margin receivables (1)	Total
Forward natural gas contracts (2)	$—	$67.8	$—	$(4.2)	$63.6
NYMEX/ICE natural gas contracts	11.5	—	—	(11.5)	—
Total	$11.5	$67.8	$—	$(15.7)	$63.6

Financial Liabilities
Forward natural gas contracts (3)	$—	$24.7	$—	$(4.2)	$20.5
NYMEX/ICE natural gas contracts	18.1	—	—	(18.1)	—
Total	$18.1	$24.7	$—	$(22.3)	$20.5

(1)Reflects $6.6 million of cash margin receivables offset with derivative instruments.
(2)$62.3 million were recorded in Derivative Assets (current portion) and $1.3 million were recorded in Other Assets (noncurrent portion).
(3)$13.8 million were recorded in Other Current Liabilities (current portion) and $6.7 million were recorded in Other Liabilities (noncurrent portion).

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

Note 6: Derivative Instruments

In the course of its business, Continuum enters into commitments associated with the purchase or sale of natural gas that meet the definition of a derivative. Continuum's retail natural gas contracts (primarily with large commercial and industrial customers) that meet the definition of a derivative are designated as normal purchases or normal sales arrangements and, as such, are excluded from the scope of ASC 815, Derivatives and Hedging. The retail contracts are accounted for as executory contracts and are recorded on an accrual basis. Revenues and expenses from retail contracts are recorded gross. Continuum's wholesale contracts (primarily with producers, municipalities and utility companies) are recorded as derivatives at fair value with changes in fair value recognized in earnings. Continuum's wholesale purchases and sales transactions are classified as trading activities for financial reporting purposes, with income and expenses, including unrealized gains and losses on derivative instruments, presented on a net basis in Costs associated with product sales on the Condensed Consolidated Statements of Income. The Company does not apply hedge accounting to any of its derivative instruments.

Continuum manages the price risk associated with its fixed-price commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins. NYMEX and ICE positions are exchange-traded derivatives and are recorded at fair value with changes in fair value recognized in earnings in the current period. The cash impact of settled derivative instruments is presented in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table presents the notional quantities and maximum term for the Company's derivative instruments:

	As of September 30, 2026
	Notional (MMBtu millions)	Maximum Term (Months)
Forward natural gas contracts	193.7	61
NYMEX/ICE natural gas contracts:
Natural gas futures	47.4	39
Natural gas options	22.7	18
Natural gas basis swaps	18.2	13

The gains and losses on the Company's derivative instruments were as follows for the periods indicated (in millions):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location of Gain (Loss) Recorded in Income	2026	2025	2026	2025
Forward natural gas contracts	Costs associated with product sales	$(10.2)	$—	$(12.1)	$—
NYMEX/ICE natural gas contracts	Costs associated with product sales	1.2	—	2.5	—
Total		$(9.0)	$—	$(9.6)	$—

The fair values of the Company's derivative instruments were as follows as of September 30, 2026, prior to the impact of netting (in millions):

	As of September 30, 2026
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Forward natural gas contracts	Derivative assets	$66.5	Other current liabilities	$18.0
	Other assets: Other	1.3	Other liabilities: Other	6.7
NYMEX/ICE natural gas contracts	Derivative assets	11.4	Other current liabilities	16.0
	Other assets: Other	0.1	Other liabilities: Other	2.1
Total		$79.3		$42.8

The Company had no derivative instruments as of December 31, 2025.

Note 5 contains information regarding the valuation of derivative instruments.

In connection with certain derivative instruments, the Company is required to provide collateral to its counterparties, which may take the form of parent guaranties, letters of credit or cash in margin accounts. As of September 30, 2026, the Company had $16.2 million in outstanding letters of credit under its revolving credit facility supporting its natural gas marketing activities. The Company had no outstanding letters of credit as of December 31, 2025.

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

Commitments for Construction

The Company's future capital commitments are comprised of binding commitments under purchase orders for materials ordered but not received. As of September 30, 2026, the commitments totaled approximately $606.3 million, which are expected to be settled through 2028.

Pipeline and Storage Capacity Agreements

The Company's operating subsidiaries have entered into pipeline and storage capacity agreements with third parties that allow the operating subsidiaries to transport products to off-system markets on behalf of customers or store products. The table below presents the Company's future commitments related to these agreements as of September 30, 2026 (in millions):

2026 (1)	$13.5
2027	51.8
2028	36.6
2029	25.5
2030	15.6
Thereafter	144.2
Total	$287.2

(1)The 2026 period is for the remaining three months ending December 31, 2026.

Note 8:  Financing

Notes and Debentures

As of September 30, 2026, and December 31, 2025, the Company had principal amounts of notes and debentures outstanding of $3.3 billion and $3.8 billion, with weighted-average interest rates of 4.83% and 5.03%.

The indentures governing the notes and debentures have restrictive covenants which provide that, with certain exceptions, neither the Company nor any of its subsidiaries may create, assume or suffer to exist any lien upon any property to secure any indebtedness unless the debentures and notes shall be equally and ratably secured. All of the Company's debt obligations are unsecured. As of September 30, 2026, the Company and its subsidiaries were in compliance with their covenants under the indentures.

The Company has included $600.0 million of notes which mature in less than one year as long-term debt on its Condensed Consolidated Balance Sheets as of September 30, 2026. The Company has the intent to refinance the notes on a long-term basis, and as of September 30, 2026, has the ability to refinance the notes through the available borrowing capacity under its revolving credit facility.

Redemption of Notes

On March 1, 2026, the Company redeemed the outstanding $550.0 million aggregate principal amount of Boardwalk Pipelines 5.95% notes due June 1, 2026, at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the net proceeds of the November 2025 issuance of $550.0 million Boardwalk Pipelines 5.375% notes due 2036.

Revolving Credit Facility

The Company has a revolving credit facility that has aggregate lending commitments of $1.0 billion and a maturity date of November 10, 2030. As of September 30, 2026, and December 31, 2025, the Company had no outstanding borrowings under its revolving credit facility. As of September 30, 2026, the Company had $16.2 million in outstanding letters of credit under its revolving credit facility, which reduced the available borrowing capacity to $983.8 million. The Company and its subsidiaries were in compliance with the covenants under the revolving credit facility as of September 30, 2026.

Note 9: Leases

In March 2026, the Company entered into a fifteen-year lease for a new Houston, Texas, office location and extended its Owensboro, Kentucky, office building lease to 2038. Both leases were determined to be operating leases and at lease commencement, a right of use asset of $59.5 million and lease liability of $60.3 million were recorded related to these operating leases. These operating leases provide for $6.7 million of annual operating lease cost, which is recorded in Administrative and general expense. In the third quarter 2026, the Company recognized impairment charges of $8.7 million related to the right of use asset for its previous Houston, Texas, office location.

Note 10: Employee Benefits

Defined Benefit Retirement Plans (Retirement Plans) and Postretirement Benefits Other Than Pension (PBOP)

Components of net periodic benefit cost for both the Retirement Plans and PBOP were as follows (in millions):

	Retirement Plans		PBOP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Service cost	$0.4	$0.5	$—	$—
Interest cost	0.8	1.0	0.4	0.3
Expected return on plan assets	(0.9)	(1.1)	(0.7)	(0.7)
Settlement charge	—	0.2	—	—
Amortization of prior service cost	—	—	0.4	—
Regulatory asset decrease	0.4	0.3	—	—
Net periodic benefit cost (credit)	$0.7	$0.9	$0.1	$(0.4)

	Retirement Plans		PBOP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$1.3	$1.4	$—	$—
Interest cost	2.5	2.9	1.1	0.9
Expected return on plan assets	(2.9)	(3.2)	(2.1)	(2.1)
Amortization of unrecognized net loss	0.1	0.1	—	—
Settlement charge	0.2	0.7	—	—
Amortization of prior service cost	—	—	1.2	—
Regulatory asset decrease	0.5	0.4	—	—
Net periodic benefit cost (credit)	$1.7	$2.3	$0.2	$(1.2)

During the nine months ended September 30, 2026, the Company made $2.3 million in contributions to the defined benefit pension plan and expects to fund an additional $0.7 million in the remainder of 2026.

Defined Contribution Plan

Texas Gas Transmission, LLC employees hired on or after November 1, 2006, and all other employees of the Company are provided retirement benefits under a defined contribution plan, which also provides 401(k) plan benefits to its participants. Costs related to the Company's defined contribution plan were $4.6 million and $3.8 million for the three months ended September 30, 2026 and 2025, and $13.1 million and $11.4 million for the nine months ended September 30, 2026 and 2025.

Note 11:  Related Party Transactions

Loews provides a variety of corporate services to the Company under service agreements, including risk management, finance and accounting, legal, tax and corporate development services, and charges the Company for allocated overheads. The Company incurred charges related to these services of $1.5 million for each of the three months ended September 30, 2026 and 2025, and $4.7 million and $4.5 million for the nine months ended September 30, 2026 and 2025, which were recorded in Administrative and general on the Condensed Consolidated Statements of Income.

Total distributions paid to BPHC and Boardwalk GP were $75.0 million for each of the three months ended September 30, 2026 and 2025, and $225.0 million for each of the nine months ended September 30, 2026 and 2025.

Note 12:  Supplemental Disclosure of Cash Flow Information (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Cash paid during the period for:
Interest (net of amount capitalized)	$128.9	$123.8
Non-cash investing activities:
Accounts payable and property, plant and equipment	111.2	47.5
Right-of-use asset obtained in exchange for lease obligations	58.0	1.0

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

The tables below show financial information by segment (in millions):

	For the Three Months Ended September 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$417.1	$196.5	$613.6

Less:
Costs associated with service revenues	$1.9	$6.3
Costs associated with product sales	37.7	114.3
Operation and maintenance	72.3	13.8
Administrative and general	55.1	7.3
Taxes other than income taxes	32.5	3.3
Loss on sale of assets, impairments and other	8.7	0.1
Miscellaneous other income, net	(1.8)	—
Segment EBITDA	$210.7	$51.4	$262.1

Reconciliation of profit or loss:
Depreciation and amortization			$112.4
Interest expense			34.9
Interest income			(0.9)
Consolidated income before income taxes			$115.7

	For the Three Months Ended September 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$358.7	$182.2	$540.9

Less:
Costs associated with service revenues	$3.2	$5.2
Costs associated with product sales	—	101.9
Operation and maintenance	67.8	11.9
Administrative and general	42.6	7.8
Taxes other than income taxes	29.4	3.2
Loss on sale of assets, impairments and other	0.2	—
Miscellaneous other income, net	(1.0)	—
Segment EBITDA	$216.5	$52.2	$268.7

Reconciliation of profit or loss:
Depreciation and amortization			$106.2
Interest expense			39.5
Interest income			(4.0)
Consolidated income before income taxes			$127.0

	For the Nine Months Ended September 30, 2026
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$1,246.1	$562.9	$1,809.0

Less:
Costs associated with service revenues	$16.4	$16.1
Costs associated with product sales	52.0	311.9
Operation and maintenance	183.2	38.2
Administrative and general	159.8	20.8
Taxes other than income taxes	96.3	9.5
Loss on sale of assets, impairments and other	8.4	0.1
Miscellaneous other income, net	(6.1)	(0.1)
Segment EBITDA	$736.1	$166.4	$902.5

Reconciliation of profit or loss:
Depreciation and amortization			$333.8
Interest expense			113.9
Interest income			(7.7)
Consolidated income before income taxes			$462.5

	For the Nine Months Ended September 30, 2025
	Natural Gas	Natural Gas Liquids	Total
Revenue from external customers	$1,131.8	$561.7	$1,693.5

Less:
Costs associated with service revenues	$9.8	$13.8
Costs associated with product sales	—	320.4
Operation and maintenance	178.4	34.5
Administrative and general	124.1	21.1
Taxes other than income taxes	88.6	9.6
Gain on sale of assets, impairments and other	(0.7)	—
Miscellaneous other income, net	(2.8)	—
Segment EBITDA	$734.4	$162.3	$896.7

Reconciliation of profit or loss:
Depreciation and amortization			$330.6
Interest expense			118.8
Interest income			(8.0)
Consolidated income before income taxes			$455.3

Segment assets include Property, plant, and equipment – net, Intangible assets – net of accumulated amortization and Goodwill. The following table reflects segment assets (in millions):

	As of September 30, 2026	As of December 31, 2025
Natural Gas	$8,014.4	$7,591.2
Natural Gas Liquids	1,448.9	1,483.8
Total Segment Assets	$9,463.3	$9,075.0

The following table reflects capital expenditures by segment (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Natural Gas (1)	$520.2	$198.7
Natural Gas Liquids	30.0	23.7
Total	$550.2	$222.4

(1)In the 2026 period, the Natural Gas segment also spent $205.7 million on the acquisition of Continuum.

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

Acquisition

On April 30, 2026, we acquired 100% of the equity interests of Spire Marketing LLC (previously known as Spire Marketing Inc.) for $205.7 million in cash. Spire Marketing LLC (now known as Boardwalk Continuum Marketing, LLC (Continuum)) is engaged in the marketing of natural gas and related services throughout the U.S. Substantially all of its business is derived from the procurement and physical delivery of natural gas to a diverse customer base, including pipelines, power generators, storage operators, and large commercial and industrial customers.

Current Growth Projects

We regularly review opportunities to expand our existing facilities and footprint to meet growing demand for transportation and storage services. The recent growth of liquefied natural gas export and power generation demand has led to the announcement of additional growth projects for us. Through the date of this filing, we have growth projects for which we have executed precedent or long-term firm transportation agreements that are expected to increase capacity on our pipeline systems by an aggregate of 4.7 billion cubic feet per day (Bcf/d) and our storage working gas capacity by 10 Bcf at an expected aggregate cost of approximately $3.6 billion and are scheduled to be completed through 2030. Through September 30, 2026, we have spent $525.2 million on these growth projects. These projects remain contingent upon, among other things, the receipt of required regulatory approvals and permits and are subject to construction risk.

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

Our more significant growth projects are listed below:

	Expected in-service date	Expected incremental capacity added to system (Bcf/d)
Eunice - Iowa(1)	September 2026	0.1
Carnation Project(2)	Fourth quarter 2027	0.2
Northeast Texas Power Plant Project(3)	Fourth quarter 2027	0.3
Kosciusko Junction Project(3)	First half 2028	1.2
Ohio Power Plant Project(3)	First half 2028	0.3
Southeast Compression for Utility Reliability Expansion Project(2)	First half 2028	0.3
Parks Line Upgrade and Sorrento Station Project(2)	First half 2028	0.2
Texas Gateway Project(3)	Second half 2029	1.8
Petal Gas Storage Expansion(4)	Second half 2030	(4)
Carthage Crossing Project(3)(5)	Second half 2030	0.2

(1)Eunice - Iowa went into service in September 2026.
(2)These projects have received approval from the Federal Energy Regulatory Commission (FERC) and construction has commenced.
(3)These projects remain subject to FERC approval, acquisition of land rights, and receipt of environmental permits and authorizations.
(4)This project remains subject to FERC approval and is expected to add 10 Bcf of storage working gas capacity.
(5)The Carthage Crossing project is expected to increase the capacity of our pipeline system from Carthage, Texas, to North Louisiana through the addition of compression facilities and auxiliary equipment. This project is supported by a precedent agreement with a utility customer and could expand based on the results of our open season.

Refer to Current Growth Projects in Part I, Item 1. of our 2025 Annual Report on Form 10-K for further discussion of our significant growth projects. Our growth projects include $9.6 billion of estimated revenues that are anticipated under executed precedent or long-term firm transportation agreements for growth projects that are contingent upon, among other things, receipt of required regulatory approvals and permits and are subject to construction risk.

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

Consolidated Results of Operations

Note 2 in Part II, Item 8. of our 2025 Annual Report on Form 10-K contains a summary of our revenue contracts and the related revenue recognition policies. A significant portion of our revenues are fee-based, being derived from capacity reservation charges under firm agreements with customers, which do not vary significantly period to period, but are impacted by longer-term trends in our business, such as changes in pricing on contract renewals and other factors as discussed in our 2025 Annual Report on Form 10-K. The pricing contained in the purchase and sales agreements associated with our ethane supply services is generally based on the same ethane commodity index, plus a fixed delivery fee. As a result, except for possible timing differences that may occur when volumes are purchased in one month and sold in another month, our ethane supply services have little to no direct commodity price exposure. Continuum's commitments associated with the forward sale of natural gas generally meet the definition of a derivative. Continuum's wholesale contracts (primarily with producers, municipalities, and utility companies) are subject to derivative accounting and the resulting revenues are netted as a component of costs associated with product sales. Continuum's retail contracts (primarily with large commercial and industrial customers) that meet the definition of a derivative are designated as normal purchases or normal sales arrangements and are accounted for as revenues from contracts with customers. Note 6 in Part I, Item 1. of this Quarterly Report on Form 10-Q contains more information regarding Continuum's derivatives and related policies. Our operating costs and expenses do not vary significantly based upon the volume of products transported, with the exception of costs recorded in Costs associated with service revenues. Our operation and maintenance expenses are impacted by our compliance with the requirements of, among other regulations, pipeline integrity maintenance regulations and our efforts to monitor, control and reduce emissions, as further discussed in our 2025 Annual Report on Form 10-K.

We use earnings before interest, income taxes, depreciation and amortization (EBITDA), a measure not included in GAAP, as a financial measure to assess our operating and financial performance and return on invested capital. We believe that some investors may find this measure useful in evaluating our performance as EBITDA is a commonly used metric within the midstream industry.

The following table presents a reconciliation of net income to EBITDA (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Net income	$461.1	$454.3
Income taxes	1.4	1.0
Depreciation and amortization	333.8	330.6
Interest expense	113.9	118.8
Interest income	(7.7)	(8.0)
EBITDA	$902.5	$896.7

For the Nine Months Ended September 30, 2026 and 2025

Our net income for the nine months ended September 30, 2026, increased $6.8 million, or 1%, to $461.1 million compared to $454.3 million for the nine months ended September 30, 2025. Our EBITDA increased $5.8 million, or 1%, to $902.5 million for the same period. Our net income and EBITDA increased primarily due to the factors discussed below.

Operating revenues for the nine months ended September 30, 2026, increased $115.5 million, or 7%, to $1,809.0 million compared to $1,693.5 million for the nine months ended September 30, 2025. Our transportation revenues increased $59.8 million, primarily due to higher contracting rates and higher utilization-based and growth project revenues. Our storage, parking and lending (PAL) revenues increased $18.7 million due to favorable market conditions which allowed for contracting at higher rates. Product sales revenues increased by $32.6 million primarily due to $44.0 million of product sales revenues from the Continuum acquisition, partially offset by decreases of $11.4 million for our ethane supply services and other product sales due to lower volumes.

Operating costs and expenses for the nine months ended September 30, 2026, increased $116.3 million, or 10%, to $1,246.5 million compared to $1,130.2 million for the nine months ended September 30, 2025. Costs associated with product sales increased $43.5 million, including $9.4 million of net unrealized losses on derivative instruments, primarily from the Continuum acquisition. Operation and maintenance expenses increased $8.5 million primarily from higher employee-related costs due to an increase in employees to support our growth and higher outside services and materials and supplies costs due to increased maintenance and reliability activities. Administrative and general expenses increased $35.4 million primarily from higher employee-related costs due to an increase in employees to support our growth, including additional employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs. Costs associated with service revenues increased $8.9 million primarily due to a storage gas loss adjustment. We also recognized an $8.7 million impairment charge related to the relocation of our Houston corporate headquarters. Other taxes increased $7.6 million due to an increased asset base and higher assessments.

Segment Results

We report our operations under two business segments: Natural Gas and Natural Gas Liquids. Management uses Segment EBITDA as a basis to assess segment financial performance and allocate resources, which financial information is contained in Note 13 in Part I, Item 1. of this Quarterly Report on Form 10-Q.

The following table provides our Total Segment EBITDA and a reconciliation to EBITDA (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Natural Gas	$736.1	$734.4
Natural Gas Liquids	166.4	162.3
Total Segment EBITDA	$902.5	$896.7

EBITDA(1)	$902.5	$896.7

(1) Refer to the reconciliation of net income to EBITDA in the table under Consolidated Results of Operations.

For the Nine Months Ended September 30, 2026 and 2025

Natural Gas Segment

The Natural Gas segment's operating revenues for the nine months ended September 30, 2026, increased $114.3 million or 10%, to $1,246.1 million, compared to $1,131.8 million for the nine months ended September 30, 2025. Segment operating costs and expenses increased $112.6 million, or 28%, for the nine months ended September 30, 2026, to $510.0 million, compared to $397.4 million for the nine months ended September 30, 2025. EBITDA increased by $1.7 million to $736.1 million for the same period.

EBITDA for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily impacted by the following items:

•transportation revenues increased by $52.5 million primarily due to higher contracting rates and higher utilization-based and growth project revenues;
•storage and PAL revenues increased by $18.4 million primarily due to favorable market conditions which allowed for contracting at higher rates;
•operation and maintenance expenses increased $4.8 million primarily from higher employee-related costs due to an increase in employees to support our growth and higher outside services and materials and supplies costs due to increased maintenance and reliability activities;
•administrative and general expenses increased by $35.7 million primarily from higher employee-related costs due to an increase in employees to support our growth, including additional employees from the Continuum acquisition, higher outside service costs and Continuum related transaction costs;
•costs associated with service revenues increased $6.6 million primarily due to a storage gas loss adjustment;
•an $8.7 million impairment charge related to the relocation of our Houston corporate headquarters; and
•other taxes increased by $7.7 million primarily due to an increased asset base and higher assessments.

Natural Gas Liquids Segment

The Natural Gas Liquids segment's operating revenues for the nine months ended September 30, 2026, increased $1.2 million, or less than 1%, to $562.9 million compared to $561.7 million for the nine months ended September 30, 2025. Segment operating costs and expenses decreased $2.9 million, or 1%, for the nine months ended September 30, 2026, to $396.5 million, compared to $399.4 million for the nine months ended September 30, 2025. EBITDA increased by $4.1 million to $166.4 million for the same period.

EBITDA for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily impacted by the following items:

•transportation revenues increased by $7.3 million primarily due to higher volumes transported; and
•operation and maintenance expenses increased $3.7 million primarily from higher maintenance project costs.

Liquidity and Capital Resources

We believe that our existing capital resources, including our cash and cash equivalents, revolving credit facility and our cash flows from operating activities, will be adequate to fund our anticipated obligations over the next twelve months. As of September 30, 2026, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), under which we may publicly issue up to $3.5 billion of debt securities, warrants or rights from time to time. On March 1, 2026, we redeemed the outstanding $550.0 million aggregate principal amount of Boardwalk Pipelines 5.95% notes due June 1, 2026, at a redemption price equal to par plus unpaid and accrued interest. The redemption was funded from the proceeds of the $550.0 million aggregate principal amount of Boardwalk Pipelines 5.375% notes due 2036 issued in November 2025. We have $500.0 million of 4.45% Notes and $100.0 million of 7.25% Notes maturing in July 2027 (2027 Notes). We expect to retire the 2027 Notes at their maturity through available capital resources, including borrowings under our revolving credit facility or the issuance of debt securities. Refer to Note 8 in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information. In the first nine months of 2026, we paid total distributions of $225.0 million to Boardwalk GP, LP and Boardwalk Pipelines Holding Corp., and we paid $205.7 million in 2026 to acquire Boardwalk Continuum Marketing, LLC. Refer to Notes 2 and 11 in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Capital Expenditures

As described in Current Growth Projects, we are currently engaged in growth projects for which we have executed precedent or long-term firm transportation agreements. Through the date of this filing, the expected aggregate cost associated with these agreements is approximately $3.6 billion, which is expected to be spent through 2030. Through September 30, 2026, we have spent $525.2 million on these growth projects. The majority of the capital expenditures for each of these projects is expected to be spent upon receiving FERC approval to begin construction, which is generally 12-18 months prior to the project's expected in-service date. We are also evaluating additional growth projects involving substantial capital commitments. We expect to finance our growth projects through a combination of operating cash flows, the issuance of long-term debt and borrowings under our revolving credit facility. Our cost and timing estimates for our growth projects are subject to a variety of risks and uncertainties, and are based on the factors described in Current Growth Projects. Actual costs and timing of in-service dates for our growth projects may differ, perhaps materially, from our estimates. Refer to Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K for additional risks associated with our growth projects and the related financing.

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

Maintenance capital expenditures for the nine months ended September 30, 2026 and 2025, were $135.7 million and $124.4 million. Growth capital expenditures for the nine months ended September 30, 2026 and 2025, were $411.6 million and $98.0 million. During the nine months ended September 30, 2026, we spent $2.9 million on natural gas to be used in our integrated natural gas pipeline system.

Guarantee of Securities of Subsidiaries

Our debt is primarily issued at Boardwalk Pipelines, LP (Boardwalk Pipelines), our wholly owned subsidiary, although we have historically also issued debt at our operating subsidiaries. As of September 30, 2026, all of the outstanding notes issued by Boardwalk Pipelines (Subsidiary Issuer) and the full amount of the revolving credit facility were guaranteed by us (Parent Guarantor). The purpose of the guarantees is to help simplify our reporting and capital structure.

We guarantee amounts borrowed under the revolving credit facility, but any amounts borrowed under the revolving credit facility are not subject to the reporting requirements of Rule 13-01 of Regulation S-X (Rule 13-01). As of September 30, 2026, there were no outstanding borrowings under the revolving credit facility.

The following table identifies our principal amounts outstanding for the debt that is subject to the disclosure rules of Rule 13-01 (in millions):

As of September 30, 2026
Principal amounts guaranteed by Boardwalk Pipeline Partners and subject to Rule 13-01 (1)	$3,150.0
Principal amounts not guaranteed (2)	100.0
Other (3)	(17.3)
Total debt	$3,232.7

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

Our operating assets, operating liabilities, operating revenues, operating expenses and other comprehensive income either exist at or are generated by our operating subsidiaries. The Parent Guarantor and the Subsidiary Issuer have no material assets, liabilities or operations independent of their respective financing activities, which includes the Guaranteed Notes and interest expense of $116.8 million for the nine months ended September 30, 2026, and includes advances to and from each other, an operating lease right of use asset and lease liability related to an office building and their investments in the operating subsidiaries. For these reasons, we meet the criteria in Rule 13-01 to omit the summarized financial information from our disclosures.

Contractual Obligations

Our future principal payments associated with our outstanding debt obligations were $3.3 billion and $3.8 billion as of September 30, 2026, and December 31, 2025. Additionally, as of September 30, 2026, we have future capital commitments comprised of binding commitments under purchase orders for materials ordered but not received totaling approximately $606.3 million, which are expected to be settled through 2028. Refer to Notes 7 and 8 in Part I, Item 1. of this Quarterly Report on Form 10-Q and Note 11 in Part II, Item 8. of our 2025 Annual Report on Form 10-K for more information on our future capital commitments, financing activities and debt obligations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

*22.1	Subsidiary Issuers and Guarantors of Registered Securities.
*31.1	Certification of Scott A. Hallam, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Steven A. Barkauskas, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Scott A. Hallam, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Steven A. Barkauskas, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definitions Document
*101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boardwalk Pipeline Partners, LP
By: Boardwalk GP, LP its general partner
By: Boardwalk GP, LLC its general partner
November 2, 2026	By:	/s/ Steven A. Barkauskas
Steven A. Barkauskas Senior Vice President, Chief Financial Officer (Duly authorized officer and principal financial officer)